Form 10QSB
period 1995-04-30
FISCHER WATT GOLD CO INC
filed 1995-06-14
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-QSB
      (Mark One)
        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended APRIL 30, 1995

                                OR

        [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to

                  Commission File Number 0-17386

                 FISCHER-WATT GOLD COMPANY, INC.
      (Exact name of registrant as specified in its charter)

               NEVADA                            88-0227654
      (State or other jurisdiction            (I.R.S. Employer
           of incorporation)                  Identification No.)

        1410 Cherrywood Drive   Coeur d'Alene,  ID   83814
        (Address of principal executive offices) (Zip Code)

                         (208) 664-6757
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding as of May 22, 1995 was 12,344,000

Transition Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 Part 1 - Financial Information

Item 1.  Financial Statements

                 FISCHER-WATT GOLD COMPANY, INC.

                         BALANCE SHEETS

                                      April 30,       January 31,
              ASSETS                     1995             1995
                                     (Unaudited)
CURRENT ASSETS:
  Cash                                 $ 10,000       $    6,000
  Trading securities                    278,000          358,000
  Accounts receivable                    13,000            2,000
  Other current assets                    4,000            6,000
                                        -------          -------
    Total current assets                305,000          372,000

MINERAL INTERESTS                       360,000          387,000
MINING AND OTHER EQUIPMENT               51,000           50,000
LESS DEPRECIATION, DEPLETION
  AND AMORTIZATION                     ( 35,000)        ( 36,000)
                                        -------          -------
                                        376,000          401,000

INVESTMENT IN HONDURAN CORPORATION      100,000           91,000
OTHER ASSETS                             27,000           27,000
                                        -------          -------
    Total assets                      $ 808,000        $ 891,000
                                        -------          -------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $ 95,000        $  89,000
  Notes payable                         500,000          500,000
  Accrued payroll and benefits           43,000           59,000
  Accrued interest expense               45,000           51,000
  Other accrued liabilities              32,000           31,000
                                        -------          -------
    Total current liabilities           715,000          730,000

LONG TERM LIABILITIES:
  Nonrecourse debt (Note 5)              96,000           87,000

    Total liabilities                   811,000          817,000

COMMITMENTS AND CONTINGENCIES,
  Notes 1,3, 6

SHAREHOLDERS' (DEFICIT) EQUITY:
  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    12,344,000 shares outstanding
    at April and January 1995            12,000           12,000
    Additional paid-in capital        5,773,000        5,773,000
    Deficit                          (5,788,000)      (5,711,000)
                                       --------        --------
Total shareholders' (deficit) equity     (3,000)          74,000
                                        --------        --------
Total liabilities and
  shareholders' equity                $ 808,000        $ 891,000
                                       --------         --------

The accompanying notes are an integral part of these balance sheets.

                 FISCHER-WATT GOLD COMPANY, INC.

                     STATEMENTS OF OPERATIONS

                           (UNAUDITED)


Three Months Ended                               April 30,
                                              1995      1994
                                             ------    ------
REVENUES:
    Gain on sale of mineral interest       $    -    $ 109,000


COSTS AND EXPENSES:
    Abandoned properties and prospects        22,000      -
    Generative exploration expense             3,000      -
    Operating and administrative              48,000    72,000
    Public company costs                      21,000    21,000
                                              ------    ------
                                              94,000    93,000
                                              ------    ------
OTHER INCOME (EXPENSE):
    Interest expense                        ( 22,000) ( 19,000)
    Unrealized gain on trading securities     50,000      -
    Other (expense) income                  ( 11,000)   20,000
                                              ------   ------

                                              17,000     1,000
                                              ------   ------
Net (loss) income before income taxes       ( 76,000)   17,000

TAX PROVISION                               (  1,000) (  1,000)
                                             ------    -------
NET (LOSS) INCOME                         $ ( 77,000) $  16,000
                                             ------    -------

(LOSS) INCOME PER SHARE AND
  COMMON EQUIVALENT                         $( .01 )   $  .00
                                             ------    ------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING         12,344,000  12,344,000
                                          ----------  ----------
The accompanying notes are an integral part of these statements.

                 FISCHER-WATT GOLD COMPANY, INC.

                     STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                            Three Months Ended
                                                 April 30,
                                              1995         1994
                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                      $ ( 77,000)     $16,000
  Adjustments to reconcile net (loss
    income to net cash used in
    operating activities-
  Unrealized gain on trading securities    ( 50,000)        -
  Gain on sale of mineral interest             -        (109,000)
  Abandoned properties and prospects         22,000         -
  Generative exploration expensed             2,000         -
  Depreciation and amortization                -           1,000
  Accrued interest added to
    principal balance                        20,000       21,000
 (Increase) decrease in receivables and
    other current assets                     (9,000)        -
 Gain on sale of equipment                     -        ( 20,000)
 Proceeds from sale of trading securities   117,000         -
 Loss on sale of trading securities          13,000         -
 (Decrease) increase in accounts payable
    and accrued liabilities                ( 12,000)    ( 55,000)
                                           --------     --------
    Net cash provided by (used in)
      operating activities                   26,000     ( 46,000)
                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of
    mineral interest                           -         105,000
  Property acquisition and development costs(17,000)     (13,000)
  Investment in Honduran Corporation        ( 9,000)        -
  Investment in Mexican Corporation            -         ( 1,000)
  Equipment acquired                        ( 2,000)     ( 3,000)
                                           --------      --------
    Net cash (used in) provided by
      investing activities                 ( 28,000)      88,000
                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                 6,000         -
                                            --------    --------
  Net cash provided by (used in)
    financing activities                      6,000         -
                                            --------    --------

NET INCREASE (DECREASE) IN CASH               4,000      (58,000)

CASH, at beginning of period                  6,000      106,000

CASH, at end of period                     $ 10,000     $ 48,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for interest $2,000      $ 1,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Application of bonus on unproven
      property to offset accrued
      interest expense                     $ 25,000     $ 25,000
    Cost basis of trading securities
      sold in connection with loss on
      trading securities                   $130,000         -
    Short-term debt eliminated in
      connection with sale of
      mineral interest                     $   -        $ 90,000
    Cost basis in mineral interest
      sold in connection with short-
      term debt eliminated                 $   -        $ 86,000
    Fair market value of vehicles and
      office equipment offset against
      wages and expenses due to
      former employees                     $   -        $ 33,000


The accompanying notes are an integral part of these statements.

                  FISCHER-WATT GOLD COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

(1) FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTES DISCLOSURES

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") Annual Report on Form 10-K for the year ended January 31, 1995 ("Form 10-K").

    Future Financing and Realization

While Fischer-Watt was profitable in the latest fiscal year, it had negative cash flow from operations in the latest fiscal year and suffered losses from operations and negative cash flow from operations in each of its prior years. The entire profit was attributable to a sale of a mineral interest. Since the Company has no sustaining income or cash flow from operations, it is currently funding its operations from proceeds of property sales and the sale of stock received as part of the sale price of a mineral interest. The ability of the Company to continue as a going concern is dependent upon establishing successful future operations or additional financing, or disposition of some of the Company's assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its cash raising efforts will succeed.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition

Gain on Sale of Mineral Interest--Gain on sale of mineral interests represents the excess of the proceeds realized from the sale of a mineral interest over the Company's cost basis in that property. In March 1994, Fischer-Watt optioned its interest in the San Andres mineral property in Honduras to Greenstone Resources Ltd. ("Greenstone"). In October 1994, the option was exercised. Fischer-Watt's gross proceeds from the sale of this property were $955,000 ($161,000 in cash, $700,000 worth of
Greenstone's restricted common stock plus elimination of its $94,000 debt to Greenstone). Fischer-Watt's cost basis in the property was $86,000 resulting in a realized gain of $869,000 from the sale and exercise of the option. (See Note 5)

Bonuses--As an incentive to enter into a joint exploration and development agreement, Fischer-Watt may receive bonus payments. The bonus payments are recognized as revenue if the agreement entered into relates to a proven property. For unproven properties, bonus payments are first applied as a reduction of the cost basis of the property with any excess being recognized as revenue.

    Trading Securities

Shares of Greenstone Resources Ltd.--The Company received 427,300 restricted shares of Greenstone Resources Ltd. ("Greenstone"), common stock upon exercise of the San Andres option (Note 5). These shares were valued at $700,000 which was the average of the daily closing price on the Toronto Stock Exchange for the five trading days preceding the exercise date of the option, adjusted to United States dollars.

In the quarter ended April 30, 1995, the Company sold 119,000 shares and received net proceeds of $117,000 which resulted in a loss on the sale of trading securities of $13,000 which is shown on the statement of operations.

The Company has adopted Statement of Financial Accounting Standards ("SFAS ") No. 115 which applies to certain investments in equity securities. At April 30, 1995, the Company held 208,300 shares of Greenstone stock. Since the shares are listed on both NASDAQ and the Toronto Stock Exchange, the average closing price (converted to United States dollars) of the two exchanges was used to determine the fair value. The fair value was determined to be $278,000 which resulted in an unrealized gain on trading securities of $50,000. The gain is included in the statements of operations.

    Abandonment of Mineral Interests

Mineral Interests in unproven properties are evaluated on a quarterly basis for possible impairment. Management evaluation considers all the facts and circumstances known about each property including: the results of drilling and other exploration activities to date; the desirability and likelihood that additional future exploration activities will be undertaken by the Company or by others; the land holding costs including work commitments, rental and royalty payments and other lease and claim maintenance commitments; the expiration date of the lease including any earlier dates by which notice of intent to terminate the lease must be given in order to avoid work commitments; the accessibility of the property; the ability and likelihood to joint venture the property with others; and, if producing, the cost and revenue of operation.

Unproven properties are considered fully or partially impaired, and are fully or partially abandoned, at the earliest of the time that: geologic mapping, surface sample assays or drilling results fail to confirm the geologic concepts involved at the time the property was acquired; a decision is made not to perform the work commitments or to make the lease payments required to retain the property; the Company discontinues its efforts to find a joint venture partner to fund future exploration activities and has decided not to fund those costs itself; or, the time the property interest terminates by contract or by operation of law.

    Reclamation Liabilities

Reclamation liabilities are recorded as liabilities (and as a cost of the related property) in the period in which the drilling or mining activity which generates the reclamation requirement occurs.

    Generative Exploration Expense

The costs of generative exploration activities that do not result in the acquisition of mineral interests are expensed.

    Income Taxes

Because of the Company's exploration activities and net operating loss carryovers, the tax rate for the year ended January 31, 1995 was zero. Accordingly, no provision for Federal Income taxes was mad in the statement of operations for the quarter ended April 30, 1995.

    Earnings Per Share

Net (loss) income per common share has been computed on the basis of the weighted average number of common shares outstanding during each period. Shares issuable upon exercise of outstanding stock options have been excluded from the computation as their effect would be anti-dilutive.

(3) PROPERTY AND EQUIPMENT

A summary of the cost basis of mineral properties and prospects as of April 30 and January 31, 1995, is:


                                   April 30          January 31
                                   --------           --------
Oatman (United Western), Arizona  $ 136,000          $ 136,000
Modoc, California                    72,000             72,000
Minas de Oro, Honduras *             41,000             59,000
Tuscarora, Nevada                    77,000             77,000
America Mine, California             17,000             16,000
Other mineral interests
    (each less than $20,000)         17,000             27,000
                                   --------           --------
                                  $ 360,000          $ 387,000

* In February 1995, an agreement was made to sell all of Fischer-Watt's interest in Minas de Oro to Tombstone Explorations
Company Ltd. The transaction closed on May 16, 1995.  (See Item 2
"Subsequent Event" and Note 4.)

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property. However, all of these payments may be avoided by timely forfeiture of the related property interest. If the joint venture partner, or the Company, fails to meet these commitments, the Company could lose its rights to explore, develop or mine the property. The table below lists the various properties and the required financial commitments.

                       PROPERTY COMMITMENTS
                For the year ending April 30, 1996

              Lease        Work                 J.V.    Net FWG
Property     Payments     Commit.     Total     Share     Cost
- - --------     --------    --------    --------  --------  --------
America       $48,000   $106,000    $154,000   $154,000  $  -
Minas de Oro*  45,000    157,000     202,000    202,000     -
Tuscarora        -         2,000       2,000      2,000     -
Modoc          20,000       -         20,000     20,000     -
Oatman           -          -           -          -        -
Other          48,000    193,000     241,000    191,000   50,000
               ------   --------    --------   --------  -------
Totals       $161,000   $458,000    $619,000   $569,000  $50,000

* In February 1995, an agreement was made to sell all of Fischer-Watt's interest in Minas de Oro to Tombstone Explorations
Company Ltd. The transaction closed on May 16, 1995.  (See Item 2
"Subsequent Event" and Note 4.)

(4) NOTES PAYABLE

    Kennecott Loan

In March 1992, Kennecott loaned Fischer-Watt $500,000. Principal and interest on this loan were repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bears interest at the higher of 10% or prime plus 5% and is secured by the Company's interest in the America Mine property.

AT APRIL 30, 1995, THE COMPANY WAS IN DEFAULT ON THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS LOAN. Principal and interest of $542,000 were due and payable. Kennecott has not agreed with the amount of unpaid interest due to a difference in interpretation of the timing of the initial starting date of semi-annual, recoupable, advance royalty payments due Fischer-Watt on the Minas de Oro property in Honduras. The differing amounts with accrued interest total approximately $33,000. However, upon closing of the Tombstone Explorations Company Ltd.'s ("Tombstone") purchase of the Minas de Oro property, the entire loan amount, plus accrued interest, regardless of the amount, was canceled. When the Tombstone transaction closed, the Company had a recognized gain of approximately $650,000, of which $150,000 was cash. (See Item 2 "Subsequent Event".)

(5) GREENSTONE RESOURCES TRANSACTIONS

On November 2, 1993, the Company signed a letter of intent to be acquired by Greenstone Resources Ltd. During the due diligence period, Greenstone advanced funds to the Company for current operations. The proposed merger was terminated by Greenstone in February 1994. Greenstone advanced $94,000 during that period.

In March 1994, Fischer-Watt accepted an offer from Greenstone to acquire an option to purchase all of Fischer-Watt's interests in the San Andres project in Honduras. As consideration for the option, Greenstone paid Fischer-Watt $105,000 and forgave $90,000 of a $94,000 loan provided to Fischer-Watt pursuant to the terminated merger transaction. At April 30, 1994, the Company recognized a gain of $109,000 on this transaction.

Greenstone exercised its option on October 31, 1994 by forgiving the remaining loan balance of $4,000, paying Fischer-Watt a further $56,000 and issuing it $700,000 worth of Greenstone common stock, valued at the time of exercise. Upon exercise of the option, Greenstone was assigned Fischer-Watt's option to acquire 51% of Compania Minerales de Copan, S.A. de C.V. from Milner Consolidated Silver Mines (25.5%) and North American Palladium Resources (25.5%) as well as all of Fischer-Watt's other rights and interest in the San Andres project subject to the shares described below. Minerales de Copan owns the San Andres project and is currently producing gold from a small open pit, heap leach operation within the project boundaries.

On August 4, 1994, the Company received the first instalment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated as part of the San Andres option agreement. The loan is to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V. ("Copan"). The Company believes that the total loan amount may eventually exceed $250,000. The loan is nonrecourse as to both principal and interest to the Company and is to be repaid out of dividends, if any, from the Copan shares. The shares are pledged to Greenstone as collateral for the loan which is due on or before December 31, 1999. At April 30,1995, this loan plus associated accrued interest totaled $96,000. At May 22, 1995, the Company owned, or had options to purchase, seven percent of the outstanding shares of Copan.

(6) COMMITMENTS

    Property Leases

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property. However, all of these payments may be avoided by timely forfeiture of the related property interest. (See Note
3).


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion of Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") current financial condition as well as its operations for the three months ended April 30, 1995 (fiscal 1996) and April 30, 1994 (fiscal 1995).
This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-K for the fiscal year ended January 31, 1995 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

                 LIQUIDITY AND FINANCIAL POSITION

    Short-Term Liquidity

As of May 22, 1995, the Company had $164,000 in cash and accounts payable of $64,000. The Company also has 198,300 shares of Greenstone common stock that had an approximate market value of $310,000 that could be sold to provide funds for operations.

In March 1992, Kennecott loaned Fischer-Watt $500,000. Principal and interest on this loan were repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bore interest at the higher of 10% or prime plus 5% and was secured by the Company's interest in the America Mine property. AT APRIL 30, 1995, THE COMPANY WAS IN DEFAULT ON THE PAYMENT OF PRINCIPAL OF $500,000 AND ACCRUED INTEREST OF $42,000 ON THIS LOAN. Fischer-Watt and Kennecott disagreed upon the amount of unpaid interest due to a difference in interpretation of the timing of the initial starting date of semi-annual, recoupable, advance royalty payments due Fischer-Watt on the Minas de Oro property in Honduras. The differing amounts with accrued interest total approximately $33,000.

    Subsequent Event

On February 28, 1995, Tombstone Explorations Co. Ltd. ("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase Fischer-Watt's interest in the Minas de Oro property in Honduras. Minas de Oro was joint ventured with Kennecott Exploration Company ("Kennecott") who had an 80 percent working interest. Tombstone agreed to buy the Kennecott interest and to acquire Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Under the terms of the agreement, Tombstone agreed to pay Fischer-Watt $150,000 in cash and deliver for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 16, 1995 with the sale of the Minas de Oro interests to Cerenex Financial A. V. V., a subsidiary of Tombstone. The sale provided $150,000 in cash and eliminated the $500,000 debt and accrued interest to Kennecott Exploration Company. (See Note 4 to Financial Statements)

The Company's net cash provided by operating activities during the first quarter of fiscal 1996 was $26,000 compared to $46,000 used during the first quarter of the prior year. This increase in cash provided of $72,000 is due primarily to the Company's proceeds from the sale of trading securities as reduced by a net loss, as adjusted to eliminate noncash items (unrealized gain on trading securities and abandonments of properties and prospects). This compares with net income of $16,000 in the prior year which was primarily the result of gains on the sale of a mineral interest and on the sale of equipment, reduced by a reduction in accounts payable. In the April 30, 1994 period, the accounts payable decreased $55,000 during that quarter as the Company had some funds available to pay a portion of its overdue bills. The $12,000 reduction in accounts payable in the April 30, 1995 is more reflective of normal operations and demonstrated the ability of the Company to continue its program of repaying its old bills in a consistent and timely manner.

Net cash provided by investing activities was $88,000 in the first quarter of fiscal 1995 compared to $28,000 used in the first quarter of fiscal 1996. This decrease of cash provided of $116,000 results primarily from the proceeds of the sale of mineral property in the April 30, 1994 quarter. There were no
property sales in the April 30, 1995 period.   The $28,000 of
cash used in investing activities during the first quarter of fiscal 1996 was not reflective of normal investments in property acquisition and development costs. If available, significantly more cash would have been used to explore for and acquire mineral properties.

Proceeds from long-term debt was $6,000 in the quarter ended April 30, 1995. There was no net cash provided by, or used for,financing activities in the first quarter of fiscal 1995.
On April 30, 1995, Fischer-Watt's current ratio was .4:1 based on current assets of $305,000 and current liabilities of $715,000. On January 31, 1995, its current ratio was .5:1 based upon current assets of $372,000 and current liabilities of $730,000. While the current ratio was little changed, both the current assets and current liabilities decreased in the current quarter.

A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal period which are due and payable within the next 12 months.

    Long-Term Liquidity

The Company plans to continue its search for long-term debt or equity capital to fund its proposed operating and exploration activities until these activities can be funded from production of mineral resources.

At April 30, 1995, the Company's long-term debt consisted entirely of a nonrecourse loan from Greenstone Resources Canada Ltd. The loan was negotiated as part of the San Andres option agreement. The loan is to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V. ("Copan"). The Company believes that the total loan amount may eventually exceed $250,000. The loan is nonrecourse as to both principal and interest to the Company and is to be repaid out of dividends, if any, from the Copan shares. The shares are pledged to Greenstone as collateral for the loan which is due on or before December 31, 1999. At April 30, 1995, this loan plus associated accrued interest totaled $96,000. At May 22, 1995, the Company owned, or had options to purchase, seven percent of the outstanding shares of Copan. (See Note 5 to Financial Statements.)

                      RESULTS OF OPERATIONS

Fischer-Watt had a net loss of $77,000, or $.01 per share, in the quarter ended April 30, 1995 compared to net income of $16,000, or $.00 per share in the quarter ended April 30, 1994. The loss would have been larger except for an unrealized gain on trading securities of $50,000 in the current quarter. (See Note 2 to Financial Statements.)

The most significant reason for the difference in the two periods was the gain of $109,000 realized from the sale of an option to purchase Fischer-Watt's interest in the San Andres property during the first quarter of fiscal 1995. In March 1994, Fischer-Watt accepted an offer from Greenstone to acquire an option to purchase all of Fischer-Watt's interests in the San Andres project in Honduras. As consideration for the option, Greenstone paid Fischer-Watt $105,000 and forgave $90,000 of a $94,000 loan provided to Fischer-Watt pursuant to a terminated merger transaction. Greenstone exercised its option on October 31, 1994 by forgiving the remaining loan balance of $4,000, paying Fischer-Watt a further $56,000 and issuing it $700,000 worth of Greenstone common stock, valued at the time of exercise. During the April 30, 1994 quarter, the Company had a $33,000 gain on the sale of equipment,primarily as a result of vehicles and equipment sold as a result of agreements with former employees. No sales of mineral interests or equipment were made in the April 30, 1995 quarter.

    Other items

Abandonments totaled $22,000 in the quarter ended April 30, 1995. The Rio Tinto property in Honduras was abandoned when an exploration program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm mineral values discovered under earlier exploration programs. Rio Tinto had cost of $22,000. An additional $2,000 of generative exploration expense was incurred when a prospect in Nevada was abandoned when the Company decided not to fund the work needed to perfect its mining claims. There were no abandonments or generative exploration expense in the quarter ended April 30, 1994.

Operating and administrative costs decreased from $72,000 in the first quarter of fiscal 1995 to $48,000 in the first quarter of fiscal 1996. The $24,000 reduction in fiscal 1996 was primarily the result of lower office occupancy costs and the elimination of costs associated with the employee termination settlements in the prior year.

 Public company costs were $21,000 in both first quarter of fiscal 1996 and in the first quarter of fiscal 1995. These costs do not reflect normal operations and consist primarily of costs associated with accounting requirements pursuant to Securities and Exchange rules and regulations.

Interest expense increased to $22,000 in the first quarter of fiscal 1996 from $19,000 in the first quarter of fiscal 1995. This increase is due primarily to accrued interest tied to the prime rate on the note payable to Kennecott. The prime rate increased four times from fiscal 1995 to fiscal 1996.

Other income decreased from $20,000 in the first quarter of fiscal 1995 to a $11,000 loss in the first quarter of fiscal 1996. In the first quarter or fiscal 1996, the Company had a
loss on the sale of trading securities of $13,000.   In the first
quarter of fiscal 1995 the Company had a gain on the sale of vehicles and equipment to former employees pursuant to employee settlement agreements. No such sales occurred in the quarter ended April 30, 1995.


                  Part II - Other Information

Item 3.   Defaults Upon Senior Securities

In March 1992, Kennecott Exploration Company loaned Fischer-Watt $500,000. Principal and interest on this loan was repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bears interest at the higher of 10% or prime plus 5% and is secured by the Company's interest in the America Mine property. As of April 30, 1995, no payments have been made on this loan. THE COMPANY WAS IN DEFAULT ON THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS LOAN. As of April 30, 1995, principal and interest of $542,000 were due and payable.

On May 16, 1995, the default was cured when the sale of the Minas de Oro mineral interest to Tombstone closed and the note and all accrued interest were canceled. (See Item 2"Subsequent Event" and Note 4 to Financial Statements.)

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits -

Exhibit  Item 601
No.      Category                Exhibit
- - -------  --------                -------
1       10  Letter Agreement between BMR Gold Corporation and
            Fischer-Watt Gold Company, Inc., regarding the
            America Mine Property effective September 20, 1989, and filed as Exhibit 19.1 to Form 10-Q filed
            November 20, 1989 and incorporated herein by reference.

2       10  Fischer-Watt Gold Company, Inc., non-qualified stock
            option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

3      99   Promissory Note from Fischer-Watt Gold Company, Inc.
            to Kennecott Exploration Company in the amount of $500,000 dated March 25, 1992 and filed as Exhibit
            44.28 to Form 10-K filed April 22, 1993 and incorporated herein by reference.

4      10   First Amendment to Exploration Agreement and Mining
            Venture Agreement dated March 25, 1992 between
            Kennecott Exploration Company and Fischer-Watt Gold
            Company, Inc., and filed as Exhibit 45.10 to Form
            10-K filed April 22, 1993 and incorporated herein by reference.

5      10   Financial Advisor Agreement dated July 1, 1993
            between Donald Lawrence and Evans Investment
            Management and Fischer-Watt Gold Company, Inc., whereby Donald Lawrence and Evans Investment
            Management will provide financial and investment advice for a three year period in exchange for shares of Fischer-Watt's restricted common stock and filed as Exhibit 48.10 to Form 10-Q filed September 9, 1993 and incorporated herein by reference.

6      10   Greenstone Letter Agreement dated November 2, 1993
            whereby Greenstone Resources Ltd., and Fischer-Watt
            Gold Company, Inc. agree to a merger of Fischer-Watt
            Gold Company, Inc., with a wholly-owned subsidiary of Greenstone and filed as Exhibit 49.10 to Form 10-Q filed December 10, 1993 and incorporated herein by reference.

7      10   Employment Agreement effective September 1, 1993
            between Fischer-Watt Gold Company, Inc., and George
            Beattie whereby Fischer-Watt agrees to employ Mr.
            Beattie for a two-year period as Chief Executive
            Officer and filed as Exhibit 20.10 to Form 10-K filed
            May 11, 1994 and incorporated herein by reference.

8      10   Loan Agreement dated November 12, 1993 between
            Fischer-Watt Gold Company, Inc., and Greenstone
            Resources Ltd., whereby Greenstone agreed to lend
            Fischer-Watt working capital during the prospective merger's due diligence period and filed as Exhibit
            21.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

9     10    Letter from Greenstone Resources Ltd., dated February
            1, 1994 to Fischer-Watt Gold Company, Inc., whereby
            Greenstone advised that the merger agreement dated
            November 2, 1993 between Greenstone and Fischer-Watt
            Gold is terminated as of that date and filed as
            Exhibit 22.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

10    10    Option Agreement between Greenstone Resources Ltd.,
            and Fischer-Watt Gold Company, Inc., dated March 24,
            1994, whereby Greenstone has the right to purchase all of Fischer-Watt's interest in the San Andres property in Honduras and filed as Exhibit 23.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

11    10    Exploration Agreement between Fischer-Watt Gold
            Company, Inc.'s 50% owned Mexican company, Minera
            Montoro S.A. de C.V., and Gatro South America
            Holdings Limited (GSA) dated March 25, 1994, whereby
            GSA funds a Generative Exploration program in Baja
            California, Mexico and filed as Exhibit 24.10 to Form
            10-K filed May 11, 1994 and incorporated herein by reference.

12    10    Compromise Wage and Expense Settlement Agreement
            dated March 22, 1994 between Fischer-Watt Gold
            Company, Inc., and W. Perry Durning, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as Exhibit 25.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

13    10    Compromise Wage and Expense Settlement Agreement
            dated March 22, 1994 between Fischer-Watt Gold
            Company, Inc., and Joel Heath, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as
            Exhibit 26.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

14    10    Compromise Wage and Expense Settlement Agreement
            dated March 22, 1994 between Fischer-Watt Gold
            Company, Inc., and Robert Gordon, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as
            Exhibit 27.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

15    10    Compromise Wage and Expense Settlement Agreement
            dated March 22, 1994 between Fischer-Watt Gold
            Company, Inc., and Frank L. Hillemeyer, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as Exhibit 28.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

16    10    Compromise Wage and Expense Settlement Agreement
            dated March 22, 1994 between Fischer-Watt Gold
            Company, Inc., and Michael D. Johnson, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as Exhibit 29.10 to Form 10-Q filed June 14, 1994 and incorporated herein by reference.

17    10    Agreement to Assign Leases dated July 7, 1994 between
            Fischer-Watt Gold Company, Inc., and Kennecott
            Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott, reserving a
            Net Smelter Return royalty. This agreement was filed as Exhibit 22.10 to Form 10-Q filed September 13,
            1994 and incorporated herein by reference.

18    10    Letter agreement between Fischer-Watt Gold Company,
            Inc., and La Cuesta International (LCI) dated August
            11, 1994 whereby LCI agrees to lease the Oatman property located in Mohave County, Arizona. This agreement was filed as Exhibit 23.10 to Form 10-Q filed September 13, 1994 and incorporated herein by reference.

19    10    Stock Pledge Agreement between Fischer-Watt Gold
            Company, Inc., and Greenstone Resources Canada Ltd., dated July 31, 1994 whereby Fischer-Watt grants a security interest in shares of Compania Minerales de
            Copan S.A. de C.V., acquired under Stock Loans, to
            Greenstone.  This agreement was filed as Exhibit
            24.10 to Form 10-Q filed September 13, 1994 and incorporated herein by reference.

20    10    Option Agreement - Lock-up Agreement between
            Fischer-Watt Gold Company, Inc., and Greenstone
            Resources Ltd., dated October 17, 1994 whereby the
            San Andres option agreement was amended to provide for an early advance of $50,000 as partial payment of the option in exchange for restrictions on the disposition of Greenstone shares. This agreement was filed as Exhibit 22.10 to Form 10-Q filed December
            14, 1994 and incorporated herein by reference.

21    10    English translation of an Exploration Agreement
            between Fischer-Watt's Mexican subsidiary, Minera
            Montoro, S.A. de C.V. and Minera Cuicuilco, S.A. de
            C.V., dated October 18, 1994 whereby Minera Cuicuilco is granted the rights to explore the Cerrito property in Baja California, Mexico and was filed as Exhibit
            23.10 to Form 10-Q filed December 14, 1994 and incorporated herein by reference.

22    99    Minutes of Special Meeting of Board of Directors of
            Fischer-Watt Gold Company, Inc., dated October 19,
            1994, whereby George Beattie's employment contract dated September 1, 1993 is extended to September 1,
            1997. These minutes were filed as Exhibit 28.99 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

23    10    Acquisition agreement dated November 10, 1994 among
            Greenstone Resources Canada Ltd., Greenstone
            Resources Ltd., and Fischer-Watt Gold Company, Inc., whereby the parties finalize the Option Agreement of March 24, 1994 to purchase the San Andres property in Honduras and modify the Lock-Up Agreement dated
            October 17, 1994.  This agreement was filed as
            Exhibit 29.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

24    10    Letter agreement dated February 28, 1995 between
            Tombstone Explorations Co. Ltd., and Fischer-Watt
            Gold Company, Inc., whereby Tombstone agrees to purchase all of Fischer-Watt's rights to the Minas de
            Oro property in Honduras. This agreement was filed as
            Exhibit 30.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

25    10    Letter agreement dated April 13, 1995 between Begeyge
            Minera Limitada and Fischer-Watt Gold Company, Inc., whereby Fischer-Watt will acquire rights to the La
            Victoria, Honduras property. This agreement was filed as Exhibit 31.10 to Form 10-K filed May 15,
            1995 and incorporated herein by reference.

26    10    Option whereby Fischer-Watt Gold Company, Inc.,
            grants Gerald D. Helgeson an option to purchase
            100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 32.10 to Form
            10-K filed May 15, 1995 and incorporated herein by reference.

27    10    Option whereby Fischer-Watt Gold Company, Inc.,
            grants Larry J. Buchanan an option to purchase
            100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 33.10 to Form
            10-K filed May 15, 1995 and incorporated herein by reference.

28    10    Amendment dated April 20, 1995 to Agreement to Assign
            Leases dated July 7, 1994 between Fischer-Watt Gold
            Company, Inc., and Kennecott Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott.

29    10    Asset Purchase Agreement dated May 16, 1995 between
            Fischer-Watt Gold Company, Inc., and Cerenex
            Financial A. V. V., whereby the February 28, 1995 sale of Minas de Oro is closed.

30    27    Financial Data Schedule for the quarterly period
            ended April 30, 1995.


    (b)  Reports on Form 8-K - NONE


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                 FISCHER-WATT GOLD COMPANY, INC.



June 2, 1995                      By   George Beattie
                                        (Signature)
                                  George Beattie, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer),
                                  Chief Financial Officer
                                  (Principal Financial Officer),
                                  Chairman of the Board and
                                  Director