Form 10QSB
period 1995-07-31
FISCHER WATT GOLD CO INC
filed 1995-09-15
CIK 844788

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
      (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JULY 31, 1995

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to

                  Commission File Number 0-17386

                  FISCHER-WATT GOLD COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

            NEVADA                         88-0227654
(State or other jurisdiction            (I.R.S. Employer
      of incorporation)                Identification No.)

          1410 Cherrywood Drive, Coeur d'Alene, ID 83814
              (Address of principal executive offices)


                          (208) 664-6757
         (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding as of September 1, 1995 was 12,344,000

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 Part 1 - Financial Information

Item 1.  Financial Statements

                 FISCHER-WATT GOLD COMPANY, INC.

                         BALANCE SHEETS

                                       July 31,       January 31,
              ASSETS                     1995             1995
                                     (Unaudited)
CURRENT ASSETS:
  Cash                                 $124,000       $    6,000
  Trading securities                    346,000          358,000
  Accounts receivable                     2,000            2,000
  Other current assets                    5,000            6,000
                                        -------          -------
    Total current assets                477,000          372,000

MINERAL INTERESTS                       192,000          387,000
MINING AND OTHER EQUIPMENT               51,000           50,000
LESS DEPRECIATION, DEPLETION
  AND AMORTIZATION                     ( 36,000)        ( 36,000)
                                        -------          -------
                                        207,000          401,000

INVESTMENT IN HONDURAN CORPORATION      100,000           91,000
INVESTMENT IN MEXICAN CORPORATION        16,000             -
OTHER ASSETS                             27,000           27,000
                                        -------          -------
    Total assets                      $ 827,000        $ 891,000
                                        -------          -------


              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $ 85,000        $  89,000
  Notes payable                            -             500,000
  Accrued payroll and benefits           32,000           59,000
  Accrued interest expense                3,000           51,000
  Other accrued liabilities              42,000           31,000
                                        -------          -------
    Total current liabilities           162,000          730,000

LONG TERM LIABILITIES:
  Nonrecourse debt (Note 5)             100,000           87,000

    Total liabilities                   262,000          817,000

COMMITMENTS AND CONTINGENCIES,
  Notes 1,3, 6

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    12,344,000 shares outstanding
    at July and January 1995             12,000           12,000
    Additional paid-in capital        5,773,000        5,773,000
    Deficit                          (5,220,000)      (5,711,000)
                                      ---------        ---------
Total shareholders' equity              565,000           74,000
                                       ---------        --------
Total liabilities and
  shareholders' equity                $ 827,000        $ 891,000
                                       --------         --------

The accompanying notes are an integral part of these balance sheets.

                             FISCHER-WATT  GOLD COMPANY, INC.

                                 STATEMENTS OF OPERATIONS

                                        (UNAUDITED)

[CAPTION]

                                  Three Months Ended     Six Months Ended
                                          July 31,           July 31,
                                     1995       1994      1995      1994
                                    _______   _______   _______   _______

REVENUES:
Gain on sale of mineral interest   $641,000   $     -   $641,000  $109,000

COSTS AND EXPENSES:
Abandoned properties and
   prospects                        157,000    197,000   179,000   197,000
Generative exploration expense         -          -        3,000      -
Operating and administrative         71,000    54,000    119,000   127,000
Public company costs                 23,000     2,000     44,000    23,000
                                     _______   _______   _______   _______
                                     251,000   253,000   345,000   347,000

OTHER INCOME (EXPENSE):
Interest expense                     ( 2,000)  (20,000)  (24,000)  (39,000)
Unrealized gain on
   trading securities                156,000      -      206,000       -
Other income                          35,000      -       24,000    21,000
                                     _______   _______   _______   _______
                                     189,000   (20,000)  206,000   (18,000)

Net income (loss) before
   tax provision                     579,000  (273,000)  502,000  (256,000)

TAX PROVISION                        (10,000)     -      (11,000)   (1,000)
                                     _______   _______   _______   _______
NET INCOME (LOSS)                   $569,000 $(273,000) $491,000 $(257,000)

INCOME (LOSS) PER SHARE AND
COMMON EQUIVALENT                   $  .05   $   (.02)  $   .04  $   (.02)

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING      12,588,000 12,344,000 12,588,000 12,344,000

The accompanying notes are an integral part of these statements.

                 FISCHER-WATT GOLD COMPANY, INC.

                     STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                               Six Months Ended
                                                   July 31,
                                              1995         1994
                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                       $ 491,000    $(257,000)
  Adjustments to reconcile net income
   (loss) to net cash used in
    operating activities-
  Unrealized gain on trading securities    (206,000)        -
  Gain on sale of mineral interest         (641,000)    (109,000)
  Abandoned properties and prospects        180,000      197,000
  Generative exploration expensed             3,000         -
  Depreciation and amortization               1,000        2,000
  Accrued interest added to
    principal balance                          -          40,000
 (Increase) decrease in receivables and
    other current assets                       -          (3,000)
 Gain on sale of equipment                     -        ( 20,000)
 Proceeds from sale of trading securities   238,000         -
 Gain on sale of trading securities         (20,000)        -
 Increase (decrease) in accounts payable
    and accrued liabilities                   2,000     ( 89,000)
                                           --------     --------
    Net cash provided by (used in)
      operating activities                   48,000     (239,000)
                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of
    mineral interest                        150,000      105,000
  Property acquisition and development costs(63,000)       4,000
  Bonuses applied to reduce cost basis         -          33,000
  Investment in Honduran Corporation        ( 9,000)        -
  Investment in Mexican Corporation         (15,000)     ( 4,000)
  Equipment acquired                        ( 2,000)     ( 3,000)
                                           --------      --------
    Net cash provided by
      investing activities                   61,000      135,000
                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                 9,000         -
                                            --------    --------
  Net cash provided by
    financing activities                      9,000         -
                                            --------    --------

NET INCREASE (DECREASE) IN CASH             118,000     (104,000)

CASH, at beginning of period                  6,000      106,000

CASH, at end of period                     $124,000     $  2,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid during the period for interest  $2,000      $ 2,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Application of bonus on unproven
      property to offset accrued
      interest expense                     $ 25,000     $ 25,000
    Cost basis of trading securities
      sold in connection with loss on
      trading securities                   $218,000         -
    Application of reclamation bond to
      offset cost basis of mineral property $  -        $ 40,000
    Short-term debt eliminated in
      connection with sale of
      mineral interest                     $500,000     $ 90,000
    Accrued interest eliminated in
      connection with sale of
      mineral interest                     $ 42,000     $   -
    Cost basis in mineral interest
      sold in connection with short-
      term debt eliminated                 $ 51,000     $ 86,000
    Purchase of stock in Honduran
      corporation paid for in August 1994  $   -        $ 81,000
    Fair market value of vehicles and
      office equipment offset against
      wages and expenses due to
      former employees                     $   -        $ 33,000


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

     Future Financing and Realization

While Fischer-Watt was profitable in the latest fiscal year, it had negative cash flow from operations in the latest fiscal year and suffered losses from operations and negative cash flow from operations in each of its prior years. The entire profit was attributable to a sale of a mineral interest. Since the Company has no sustaining income or cash flow from operations, it is currently funding its operations from proceeds of property sales and the sale of stock received as part of the sale price of a mineral interest. The ability of the Company to continue as a going concern is dependent upon establishing successful future operations or additional financing, or disposition of some of the Company's assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its cash raising efforts will succeed. (See Item
2 Management's Discussion and Analysis or Plan of Operation -
"Subsequent Events".)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

Gain on Sale of Mineral Interest--Gain on sale of mineral interests represents the excess of the proceeds realized from the sale of a mineral interest over the Company's cost basis in that property.
On February 28, 1995, Tombstone Explorations Co. Ltd.
("Tombstone"),a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase
Fischer-Watt's interest in the Minas de Oro property in Honduras.
Minas de Oro was joint ventured with Kennecott Exploration
Company ("Kennecott") who had an 80 percent working interest.
Tombstone agreed to buy the Kennecott interest and to acquire
Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Tombstone paid
Fischer-Watt $150,000 in cash and delivered for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 16, 1995 with the sale of the Minas de Oro interests to Cerenex Financial A. V. V., a subsidiary of Tombstone. The sale resulted in a gain of $641,000. (See Note 4.)

In March 1994, Fischer-Watt optioned its interest in the San
Andres mineral property in Honduras to Greenstone Resources Ltd.
("Greenstone"). Fischer-Watt's gross proceeds from the sale of this option were $195,000 ($105,000 in cash plus elimination of $90,000 of its $94,000 debt to Greenstone. Fischer-Watt's cost basis in the property optioned was $86,000 resulting in a realized gain of $109,000 from the sale of the option. The balance of the purchase price was recognized as income when the option was exercised on October 31, 1994. (See Note 5.)

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

The Company has adopted Statement of Financial Accounting
Standards ("SFAS ") No. 115 which applies to certain investments in equity securities. At July 31, 1995, the Company held 142,300 shares of Greenstone stock. Since the shares are listed on both
NASDAQ and the Toronto Stock Exchange, the average closing price
(converted to United States dollars) of the two exchanges was used to determine the fair value. The fair value was determined to be $346,000 which resulted in an unrealized gain on trading securities of $206,000. The gain is included in the statements of operations.

In the quarter ended July 31, 1995, the Company sold 66,000 shares and received net proceeds of $121,000 which resulted in a gain on the sale of trading securities of $20,000 which is shown on the statement of operations.

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

     Income Taxes

Because of the Company's exploration activities and net operating loss carryovers, the Federal tax rate for the year ended January
31, 1995 was zero. Accordingly, no provision for Federal Income taxes was made in the statement of operations for the quarter ended July 31, 1995. Because of the Company's gain on the sale of mineral interest, the provision for State income taxes, primarily for the State of Idaho, was increased from $1,000 to $11,000.

     Earnings Per Share

Net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding during each period using the modified treasury stock method.
Since the number of shares of common stock obtainable upon exercise of outstanding options exceeds 20% of the number of common shares outstanding, the treasury stock method has been modified to assume exercise of all outstanding options. In these circumstances, the assumed proceeds are first applied to share repurchase, next to reduction of debt and the remaining balance of the proceeds are invested in U.S. Government securities with appropriate recognition of any income tax effect. The net result of this calculation is that the effect of the options in non-dilutive.

(3)     PROPERTY AND EQUIPMENT

A summary of the cost basis of mineral properties and prospects as of July 31 and January 31, 1995, is:

                                        July 31    January 31

     Oatman (United Western), Arizona   $ 10,000   $ 136,000
     Modoc, California                    72,000      72,000
     Minas de Oro, Honduras                 -         59,000
     Tuscarora, Nevada                    45,000      77,000
     America Mine, California             18,000      16,000
     La Victoria, Honduras                 5,000        -
     Other mineral interests
          (each less than $40,000)        42,000      27,000
                                         -------     -------
                                       $ 192,000   $ 387,000

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property. However, all of these payments may be avoided by timely forfeiture of the related property interest. If the joint venture partner, or the Company, fails to meet these commitments,the Company could lose its rights to explore, develop or mine the property. The table below lists the various properties and the required financial commitments.

                       PROPERTY COMMITMENTS
                For the year ending July 31, 1996

              Lease        Work                 J.V.    Net FWG
Property     Payments     Commit.     Total     Share     Cost
--------     --------    --------    --------  --------  --------
America       $48,000   $102,000    $152,000   $152,000  $  -
La Victoria    10,000     25,000      35,000       -      35,000
Tuscarora        -         2,000       2,000      2,000     -
Modoc          26,000       -         26,000     26,000     -
Oatman           -          -           -          -        -
Other          48,000    193,000     241,000    191,000   50,000
               ------   --------    --------   --------  -------
Totals       $132,000   $324,000    $456,000   $371,000  $85,000


(4)     NOTES PAYABLE

     Kennecott Loan

In March 1992, Kennecott loaned Fischer-Watt $500,000. Principal and interest on this loan were repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bore interest at the higher of 10% or prime plus 5% and was secured by the Company's interest in the America Mine property. The Company was in default as to payment of principal and interest on this loan from August 1,1992 until May 16, 1995 when the note and associated interest were canceled in conjunction with the sale of the Company's mineral interest in the Minas de Oro, Honduras property. (See Item 2 Management's Discussion and Analysis or
Plan of Operation -"Liquidity and Financial Position".)


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

On August 4, 1994, the Company received the first instalment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated as part of the San Andres option agreement. The loan is to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V. ("Copan").
The Company believes that the total loan amount may eventually exceed $250,000. The loan is nonrecourse as to both principal and interest to the Company and is to be repaid out of dividends, if any, from the Copan shares. The shares are pledged to Greenstone as collateral for the loan which is due on or before December 31, 1999. At July 31, 1995 this loan plus associated accrued interest totaled $100,000. At July 31, 1995, the Company owned, or had options to purchase, seven percent of the outstanding shares of Copan.

On August 28, 1995, the Company agreed to convey all of these shares and options to acquire additional shares as part of the purchase price for the for the shares of Greenstone of Colombia.
Under the terms of the agreement, the nonrecourse debt and accrued interest associated with this debt will be forgiven.
(See Item 2 Management's Discussion and Analysis or Plan of
Operation -"Subsequent Events".)


(6)     COMMITMENTS

     Property Leases

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property. However, all of these payments may be avoided by timely forfeiture of the related property interest. (See Note
3 and Item 2 "Subsequent Events".)


Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following is a discussion of Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") current financial condition as well as its operations for the three months and six months ended July 31, 1995 (fiscal 1996) and July 31, 1994
(fiscal 1995). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-K for the fiscal year ended
January 31, 1995 on file with the Securities and Exchange
Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

                 LIQUIDITY AND FINANCIAL POSITION

As of September 1, 1995, the Company had $29,000 in cash and accounts payable of $88,000. The Company also has 122,300 shares of Greenstone common stock that had an approximate market value of $321,000 that could be sold to provide funds for operations.

In March 1992, Kennecott loaned Fischer-Watt $500,000. Principal and interest on this loan were repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bore interest at the higher of 10% or prime plus 5% and was secured by the Company's interest in the America Mine property. The Company was in default as to payment of principal and interest on this loan from August 1, 1992 until May 16, 1995 when the note and associated interest were canceled in conjunction with the sale of the Company's mineral interest in the Minas de Oro, Honduras property. (See Note 4 to Financial Statements.)

     Subsequent Events

On August 28, 1995, the Company signed an agreement to purchase
100% of Greenstone Resources Ltd.'s wholly-owned Colombian branch, Greenstone of Colombia ("GOC"). Greenstone of Colombia owns 94.9% of Compania Minera Oronorte S. A. ("Oronorte"). Under the terms of the agreement, Fischer-Watt will convey all rights and interests it holds in Compania Minerales de Copan S.A. de
C.V. ("Copan") to Greenstone Resources Ltd..  In return,
Fischer-Watt will acquire all ownership rights of GOC which include GOC's interest in Oronorte which owns an operating gold mine and related cash and receivables and saleable gold in inventory of not less than $450,000, subject to certain liabilities not exceeding $1,000,000 and equipment lease obligations not exceeding $375,000. Fischer-Watt has taken operating control of GOC and its subsidiaries and their respective operations.

The Oronorte is an underground mine in northern Colombia. It produces gold concentrates that are shipped to Japan for smelting. It has produced an average of 8,800 ounces of gold for the past four years. The mine has recently been losing approximately $75,000 per month. The Company recently assumed operation of the mine and is conducting engineering studies to explore the feasibility of expanding production, improving operating efficiency and reducing costs. The Company is searching for funds to subsidize operations until planned changes in operations can take effect. At September 1, 1995, the Company had only enough cash and trading securities that could be sold to fund the next three months of operations.

On August 28, 1995, the Company signed a letter of intent to enter into a business combination with Great Basin Management
Company, Inc. ("GBM") GBM is a privately held minerals exploration company based in Reno, Nevada. GBM owns Great Basin
Exploration and Mining Company, Inc. ("GBEM") which has several mineral properties in Nevada's Battle Mountain - Eureka Trend, a major gold producing district in central Nevada in addition to mineral interests in Arizona and Canada. Under the terms of the letter of intent, GBM and Fischer-Watt shall combine through the merger of GBM with and into a newly formed, wholly-owned subsidiary of Fischer-Watt Gold Company, Inc. GBM is actively negotiating with prospective joint venture partners on several of its properties and evaluating other mineral prospects. At the closing, as to be defined in a definitive agreement, Fischer-Watt will issue shares of its common stock representing, immediately after such issuance, 25% of the outstanding shares of common stock of Fischer-Watt. The letter of intent is subject to each party's due diligence and obtaining any necessary approvals.
Either party may terminate the letter of intent if the definitive agreement has not been executed by October 31. 1995.

On August 28, 1995, the Company agreed to loan GBM up to $108,000 for specified purposes in connection with maintaining certain mineral property positions.  There are no plans to loan GBM any
additional funds.   As of September 1, 1995, $97,000 of the loan
had been funded.  The loan is secured by all of GBM's interest to all of the outstanding shares of GBEM.  There is no requirement to repay the loan or any interest thereon unless the proposed merger between the Company and GBM has not occurred by November
1, 1995, in which event the entire amount of the loan and accrued interest shall be due and payable on December 1, 1995.


     Short-Term Liquidity

While Fischer-Watt was profitable in the latest fiscal year, it had negative cash flow from operations in the latest fiscal year and suffered losses from operations and negative cash flow from operations in each of its prior years. The entire profit was attributable to a sale of a mineral interest. Since the Company has no sustaining income or cash flow from operations, it is currently funding its operations from proceeds of the sale of a mineral interest and the sale of stock received as part of the sale price of a mineral interest. The ability of the Company to continue as a going concern is dependent upon establishing successful future operations or additional financing, or disposition of some of the Company's assets. There can be no assurance that its cash raising efforts will succeed.

The principal assets of the Company consists of investments in mineral properties and in the common stock of Greenstone
Resources Ltd. The ability of the Company to ultimately realize the value of these investments is dependent upon successful future operations and additional financing, or disposition of assets, since the Company's properties are not projected to generate cash from mining operations during fiscal 1996.

The Company's net cash provided by operating activities during the first six months of fiscal 1996 was $48,000 compared to $239,000 used during the first six months of the prior year.
This increase in cash provided of $287,000 is due primarily to the Company's net income of $491,000 compared to a loss of $257,000 in the first six months of the prior year as adjusted to eliminate noncash items. In the first six months of fiscal 1996, the Company had gain on sale of mineral interest of $641,000 compared to a $109,000 gain in the first six months of fiscal
1995. The Company had an unrealized gain on trading securities of $206,000 in the six months ended July 31, 1995. The Company had proceeds from sales of trading securities of $238,000 during the first six months of fiscal 1996. There was no comparable gain or proceeds in the six months ended July 31, 1994 as the Company had no trading securities. Accrued interest decreased from $40,000 in the prior year to none in the current fiscal period due to the cancellation of the Kennecott loan on May 16, 1995.
There was no gain on the sale of equipment in the current period compared to a $20,000 gain in the six months ended July 31, 1994 which was attributable to sales of vehicles and equipment pursuant to settlement agreements with former employees.
The change in accounts payable of $91,000 was attributable to the Company's acquiring $81,000 of stock in a Honduran corporation during the six months ended July 31, 1994 but not paying for it until August 1994. (See Note 5 to Financial Statements.)

Net cash provided by investing activities was $61,000 in the first six months of fiscal 1996 compared to $135,000 in the first six months of fiscal 1995. This decrease of $74,000 results primarily from the larger proceeds of the sale of mineral property offset by an increase in the Company's expenditures for property acquisition costs. In the six months ended July 31, 1994, the property acquisition and development costs were unusual in that cash was provided by the return of a reclamation bond to offset property costs coupled with a very low level of property acquisition and development activity due to a shortage of available funds.

Net cash provided by financing activities was $9,000 in the six months ended July 31, 1995. This was the receipt of a portion of the nonrecourse loan from Greenstone Resources in conjunction with the Copan share purchase. (See Note 5 to Financial
Statements.) There was no net cash provided by, or used for, financing activities in the first quarter of fiscal 1995.

On July 31, 1995, Fischer-Watt's current ratio was 2.9:1 based on current assets of $477,000 and current liabilities of $162,000.
On January 31, 1995, its current ratio was .5:1 based upon current assets of $372,000 and current liabilities of $730,000.
The main reason for this improvement was the elimination of the $500,000 Kennecott loan and accrued interest.

A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal period which are due and payable within the next 12 months.

     Long-Term Liquidity

The Company plans to continue its search for long-term debt or equity capital to fund its operating and exploration activities until these activities can be funded from production of mineral resources.

At July 31, 1995, the Company's long-term debt consisted entirely of a nonrecourse loan from Greenstone Resources Canada
Ltd. The loan was negotiated as part of the San Andres option agreement. The loan was to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan
S.A. de C.V.("Copan"). The loan was nonrecourse as to both principal and interest to the Company and was to be repaid out of dividends, if any, from the Copan shares. At July 31, 1995, this loan plus associated accrued interest totaled $100,000. On August
28, 1995, the Company signed an agreement to convey all of the stock and options to acquire stock to Greenstone. Under the terms of the agreement, the nonrecourse debt and accrued interest associated with this debt will be forgiven. (See "Subsequent
Events" and Note 5 to Financial Statements.)


                      RESULTS OF OPERATIONS

Three Months Ended July 31, 1995 Compared with Three Months Ended
July 31, 1994

Fischer-Watt had net income of $569,000, or $.05 per share in the quarter ended July 31, 1995 compared with a net loss of $273,000, or $.02 per share, in the quarter ended July 31, 1994. This net income is attributable to a $641,000 gain on the sale of a mineral interest and an unrecognized gain of $156,000 on trading securities. In the quarter ended July 31, 1994, there were no sales of mineral interests nor any gain on trading securities.
This net income was reduced by higher levels of operating and administrative and public company costs in the quarter from the prior year's abnormally low levels. Abandoned properties and prospects decreased from $197,000 in the three months ended July
31, 1994 to $157,000 in the three months ended July 31, 1995.

     Copan Share Purchase

On August 4, 1994, the Company received the first instalment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated for in the San Andres option agreement. The loan is to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V.(Copan). The loan is non-recourse as to both principal and interest to the Company and is to be repaid out of dividends, if any, from the Copan shares. The shares are pledged to Greenstone as collateral for the loan which is due on or before December 31, 1999.

On August 28, 1995, the Company signed an agreement to convey all of the stock and options to acquire stock to Greenstone. Under the terms of the agreement, the nonrecourse debt and accrued interest associated with this debt will be forgiven.(See
"Subsequent Events" and Note 5 to Financial Statements.)

     Other items

Abandonments in the quarter ended July 31, 1995 were $157,000 compared with $197,000 in the second quarter of fiscal 1995. The
Oatman property in Arizona was partially abandoned after an independent evaluation indicated that it was unlikely that its cost would be fully recovered based on the current mineral lease on the property. The $125,000 writedown reduced its basis to $10,000. Tuscarora was partially abandoned in the amount of $32,000 based on the results of the same independent evaluation leaving the remaining basis at $45,000. In the prior year quarter ended July 31, 1994, Sukut, Costa Rica, having a cost basis of $197,000 was the only property abandoned.

Operating and administrative costs increased from $54,000 in the second quarter of fiscal 1995 to $71,000 in the first quarter of fiscal 1996. This increase reflects the Company's ability to resume a more normal level of operations due to its improved cash position compared to the prior year. The prior year costs did not reflect normal operations due to the severe cash position of the Company.

Public company costs increased from $2,000 in the second quarter of fiscal 1995 to $23,000 in the second quarter of fiscal 1996.
This $18,000 increase is due to the resumption of more normal levels of corporate relations with the investment community and due to reimbursing members of the Board of Directors for their expenses in connection with their services.

Interest expense decreased to $2,000 in the second quarter of fiscal 1996 from $20,000 in the second quarter of fiscal 1995.
This decrease is due primarily to elimination of accrued interest expense on the $500,000 Kennecott loan which was canceled in conjunction with the sale of the Minas de Oro sale. (See above and Note 4 to Financial Statements.)

Other income increased from none in the second quarter of fiscal
1995 to $35,000 in the second quarter of fiscal 1996.  This
$35,000 increase is due primarily to a $32,000 gain on the sale of trading securities in the current quarter. There were no comparable sales in the prior year quarter.

Six Months Ended July 31, 1995 Compared with Six Months ended
July 31, 1994

Fischer-Watt had a net income of $491,000, $.04 per share, in the six months ended July 31, 1995 compared to net loss of $257,000, $.02 per share, in the six months ended July 31, 1994. This difference of $748,000 is due primarily to a $641,000 gain from the sale of Fischer-Watt's interest in the Minas de Oro property in Honduras coupled with an unrealized gain of $206,000 on trading securities.

     Sale of Minas de Oro mineral interest

On February 28, 1995, Tombstone Explorations Co. Ltd.
("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase
Fischer-Watt's interest in the Minas de Oro property in Honduras.
Minas de Oro was joint ventured with Kennecott Exploration
Company ("Kennecott") who had an 80 percent working interest.
Tombstone agreed to buy the Kennecott interest and to acquire
Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Tombstone paid
Fischer-Watt $150,000 in cash and delivered for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 16, 1995 with the sale of the Minas de Oro interests to Cerenex Financial A. V. V., a subsidiary of Tombstone. The sale resulted in a gain of $641,000. (See Note 4 to Financial Statements)

     Sale of Option on San Andres

In the six months ended July 31, 1994, a gain of $109,000 was realized from the sale of an option to purchase Fischer-Watt's interest in the San Andres property.

     Other items

Abandonments decreased from $197,000 in the first six months of fiscal 1995 to $179,000 in the first six months of fiscal 1996.
The Oatman property in Arizona was partially abandoned after an independent evaluation indicated that it was unlikely that its cost would be fully recovered based on the current mineral lease on the property. The $125,000 writedown reduced its net cost basis to $10,000. The Tuscarora mineral interest in Nevada was partially abandoned in the amount of $32,000 based on the results of the same independent evaluation leaving the remaining basis at $45,000. The Rio Tinto property in Honduras was abandoned when an exploration program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm mineral values discovered under earlier exploration programs. Rio Tinto had a cost basis of $22,000. An additional $3,000 of generative exploration expense was incurred when a prospect in Nevada was abandoned when the Company decided not to fund the work needed to perfect its mining claims. In the six months ended July 31, 1994, Sukut, Costa Rica, having a cost basis of $197,000 was the only property abandoned.

Operating and administrative costs decreased from $127,000 in the first six months of fiscal 1995 to $119,000 in the first six months of fiscal 1996. This $8,000 decrease is primarily due to lower office occupancy costs in fiscal 1996 resulting from the closure of the Company's office in Nevada.

Public company costs increased from $23,000 in the first six months of fiscal 1995 to $44,000 in the first six months of fiscal 1996. This increase resulted primarily from the Company's resumption of more normal levels of corporate relations with the investment community and due to reimbursing members of the Board of Directors for their expenses in connection with their services.

Interest on recourse debt decreased to $24,000 in the first six months of fiscal 1996 from $39,000 in the first six months of fiscal 1995. This decrease is due primarily to elimination of interest accrued on the $500,000 Kennecott loan which was canceled in conjunction with the May 1995 sale of the Minas de
Oro mineral interests. (See above and Note 4 to Financial
Statements.)

Interest and other income increased from$21,000 in the first six months of fiscal 1995 to $24,000 in the first six months of fiscal 1996. The income in the current six month period is attributable to a gain on the sale of trading securities whereas the gain in the first six months of fiscal 1995 was due to the Company's $20,000 gain on the sale of vehicles and equipment to former employees pursuant to employee settlement agreements.


                   Part II - Other Information

Item 3.   Defaults Upon Senior Securities

In March 1992, Kennecott Exploration Company loaned Fischer-Watt
$500,000. Principle and interest on this loan was repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bore interest at the higher of 10% or prime plus 5% and was secured by the Company's interest in the America Mine property.

On May 16, 1995 the note and associated interest were canceled in conjunction with the sale of the Company's mineral interest in the Minas de Oro, Honduras property thus curing the default.
(See above and Note 4 to Financial Statements.)



Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits -

Exhibit  Item 601
No.      Category             Exhibit

1    2    Letter of Intent dated August 28, 1995 whereby Fischer-
          Watt Gold Company, Inc., and  Great Basin Management
          Company, Inc., agree to form a business combination.

2    2    August 28, 1995 agreement between Fischer-Watt Gold
          Company, Inc., and Greenstone Resources Ltd., whereby
          Fischer-Watt agrees to purchase 100% of Greenstone
          Resources Ltd.'s wholly-owned Colombian branch,
          Greenstone of Colombia ("GOC").

3    3    Articles of Incorporation dated October 20, 1986 filed
          as Exhibit 3.1 to Form 10 filed December 22, 1988, and
          incorporated herein by reference.

4    3    By-Laws of the Corporation, filed as Exhibit 3.2 to
          Form 10 filed December 22, 1988, and incorporated
          herein by reference.

5    3    Certificate of Amendment of Articles of Incorporation
          of Fischer-Watt Gold Company, Inc., dated February 8,
          1987,filed as Exhibit 3.3 to Form 10 filed December 22,
          1988, and incorporated herein by reference.

6   10    Letter Agreement between BMR Gold Corporation and
          Fischer-Watt Gold Company, Inc., regarding the America
          Mine Property effective September 20, 1989, and filed
          as Exhibit 19.1 to Form 10-Q filed November 20, 1989
          and incorporated herein by reference.

7   10    Fischer-Watt Gold Company, Inc., non-qualified stock
          option plan of May 1987 and filed as Exhibit 36.10 to
          Form 10-K filed April 23, 1991 and incorporated herein
          by reference.

8   10    Greenstone Letter Agreement dated November 2, 1993
          whereby Greenstone Resources Ltd., and Fischer-Watt
          Gold Company, Inc. agree to a merger of Fischer-Watt
          Gold Company, Inc., with a wholly-owned subsidiary of
          Greenstone and filed as Exhibit 49.10 to Form 10-Q
          filed December 10, 1993 and incorporated herein by
          reference.

9   10    Employment Agreement effective September 1, 1993
          between Fischer-Watt Gold Company, Inc., and George
          Beattie whereby Fischer-Watt agrees to employ Mr.
          Beattie for a two-year period as Chief Executive
          Officer and filed as Exhibit 20.10 to Form 10-K filed
          May 11, 1994 and incorporated herein by reference.

10  10    Loan Agreement dated November 12, 1993 between Fischer-
          Watt Gold Company, Inc., and Greenstone Resources Ltd.,
          whereby Greenstone agreed to lend Fischer-Watt working
          capital during the prospective merger's due diligence
          period and filed as Exhibit 21.10 to Form 10-K filed
          May 11, 1994 and incorporated herein by reference.

11  10    Letter from Greenstone Resources Ltd., dated
          February 1,1994 to Fischer-Watt Gold Company, Inc.,
          whereby Greenstone advised that the merger agreement
          dated November 2, 1993 between Greenstone and
          Fischer-Watt Gold is terminated as of that date and
          filed as Exhibit 22.10 to Form 10-K filed May 11, 1994
          and incorporated herein by reference.

12  10    Option Agreement between Greenstone Resources Ltd., and
          Fischer-Watt Gold Company, Inc., dated March 24, 1994,
          whereby Greenstone has the right to purchase all of
          Fischer-Watt's interest in the San Andres property in
          Honduras and filed as Exhibit 23.10 to Form 10-K filed
          May 11, 1994 and incorporated herein by reference.

13  10    Exploration Agreement between Fischer-Watt Gold
          Company, Inc.'s 50% owned Mexican company, Minera
          Montoro S.A. de C.V., and Gatro South America Holdings
          Limited (GSA) dated March 25, 1994, whereby GSA funds
          a Generative Exploration program in Baja California,
          Mexico and filed as Exhibit 24.10 to Form 10-K filed
          May 11, 1994 and incorporated herein by reference.

14  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc.,
          and W. Perry Durning, a former employee, whereby terms
          for payment of unpaid wages and expenses were accepted
          by the parties and filed as Exhibit 25.10 to Form 10-K
          filed May 11, 1994 and incorporated herein by
          reference.

15  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc.,
          and Joel Heath, a former employee, whereby terms for
          payment of unpaid wages and expenses were accepted by
          the parties and filed as Exhibit 26.10 to Form 10-K
          filed May 11, 1994 and incorporated herein by
          reference.

16  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc.,
          and Robert Gordon, a former employee, whereby terms for
          payment of unpaid wages and expenses were accepted by
          the parties and filed as Exhibit 27.10 to Form 10-K
          filed May 11, 1994 and incorporated herein by
          reference.

17  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc.,
          and Frank L. Hillemeyer, a former employee, whereby
          terms for payment of unpaid wages and expenses were
          accepted by the parties and filed as Exhibit 28.10 to
          Form 10-K filed May 11, 1994 and incorporated herein by
          reference.

18  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc.,
          and Michael D. Johnson, a former employee, whereby
          terms for payment of unpaid wages and expenses were
          accepted by the parties and filed as Exhibit 29.10 to
          Form 10-Q filed June 14, 1994 and incorporated herein
          by reference.

19  10    Agreement to Assign Leases dated July 7, 1994 between
          Fischer-Watt Gold Company, Inc., and Kennecott
          Exploration Company whereby Fischer-Watt agrees to
          assign its interests in the Modoc property located in
          Imperial County, California to Kennecott, reserving a
          Net Smelter Return royalty.  This agreement was filed
          as Exhibit 22.10 to Form 10-Q filed September 13, 1994
          and incorporated herein by reference.

20  10    Letter agreement between Fischer-Watt Gold Company,
          Inc., and La Cuesta International (LCI) dated August
          11, 1994 whereby LCI agrees to lease the Oatman
          property located in Mohave County, Arizona.  This
          agreement was filed as Exhibit 23.10 to Form 10-Q filed
          September 13, 1994 and incorporated herein by
          reference.

21  10    Stock Pledge Agreement between Fischer-Watt Gold
          Company, Inc., and Greenstone Resources Canada Ltd.,
          dated July 31, 1994 whereby Fischer-Watt grants a
          security interest in shares of Compania Minerales de
          Copan S.A. de C.V., acquired under Stock Loans, to
          Greenstone.  This agreement was filed as Exhibit 24.10
          to Form 10-Q filed September 13, 1994 and incorporated
          herein by reference.

22  10    Option Agreement - Lock-up Agreement between Fischer-
          Watt Gold Company, Inc., and Greenstone Resources Ltd.,
          dated October 17, 1994 whereby the San Andres option
          agreement was amended to provide for an early advance
          of $50,000 as partial payment of the option in exchange
          for restrictions on the disposition of Greenstone
          shares. This agreement was filed as Exhibit 22.10 to
          Form 10-Q filed December 14, 1994 and incorporated
          herein by reference.

23  10    English translation of an Exploration Agreement between
          Fischer-Watt's Mexican subsidiary, Minera Montoro, S.A.
          de C.V. and Minera Cuicuilco, S.A. de C.V. dated
          October 18, 1994 whereby Minera Cuicuilco is granted
          the rights to explore the Cerrito property in Baja
          California, Mexico and was filed as Exhibit 23.10 to
          Form 10-Q filed December 14, 1994 and incorporated
          herein by reference.

24  10    Acquisition agreement dated November 10, 1994 among
          Greenstone Resources Canada Ltd., Greenstone Resources
          Ltd., and Fischer-Watt Gold Company, Inc., whereby the
          parties finalize the Option Agreement of March 24, 1994
          to purchase the San Andres property in Honduras and
          modify the Lock-Up Agreement dated October 17, 1994.
          This agreement was filed as Exhibit 29.10 to Form 10-K
          filed May 15, 1995 and incorporated herein by
          reference.

25  10    Letter agreement dated February 28, 1995 between
          Tombstone Explorations Co. Ltd., and Fischer-Watt Gold
          Company, Inc., whereby Tombstone agrees to purchase all
          of Fischer-Watt's rights to the Minas de Oro property
          in Honduras.   This agreement was filed as Exhibit
          30.10 to Form 10-K filed May 15, 1995 and incorporated
          herein by reference.

26  10    Letter agreement dated April 13, 1995 between Begeyge
          Minera Limitada and Fischer-Watt Gold Company, Inc.,
          whereby Fischer-Watt will acquire rights to the
          La Victoria, Honduras property.  This agreement was
          filed as Exhibit 31.10 to Form 10-K filed May 15, 1995
          and incorporated herein by reference.

27  10    Option whereby Fischer-Watt Gold Company, Inc., grants
          Gerald D. Helgeson an option to purchase 100,000 shares
          of Fischer-Watt restricted common stock.  This option
          was filed as Exhibit 32.10 to Form 10-K filed May 15,
          1995 and incorporated herein by reference.

28  10    Option whereby Fischer-Watt Gold Company, Inc., grants
          Larry J. Buchanan an option to purchase 100,000 shares
          of Fischer-Watt restricted common stock.  This option
          was filed as Exhibit 33.10 to Form 10-K filed May 15,
          1995 and incorporated herein by reference.

29  10    Amendment dated April 20, 1995 to Agreement to Assign
          Leases dated July 7, 1994 between Fischer-Watt Gold
          Company, Inc., and Kennecott Exploration Company
          whereby Fischer-Watt agrees to assign its interests
          in the Modoc property located in Imperial County,
          California to Kennecott and filed as Exhibit 28.10 to
          Form 10-QSB filed June 14, 1995 and incorporated herein
          by reference.

30  10    Asset Purchase Agreement dated May 16, 1995 between
          Fischer-Watt Gold Company, Inc., and Cerenex Financial
          A. V. V., whereby the February 28, 1995 sale of Minas
          de Oro is closed and filed as Exhibit 29.10 to Form
          10-QSB filed June 14, 1995 and incorporated herein by
          reference.

31  10    Option effective June 1, 1995, replacing an option
          filed as Exhibit 26.10 to Form 10-QSB filed June 14,
          1995, whereby Fischer-Watt Gold Company, Inc., grants
          Gerald D.Helgeson an option to purchase 200,000 shares
          of Fischer-Watt restricted common stock.

32  10    Option effective June 1, 1995, replacing an option
          filed as Exhibit 27.10 to Form 10-QSB filed June 14,
          1995, whereby Fischer-Watt Gold Company, Inc., grants
          Larry J. Buchanan an option to purchase 100,000 shares
          of Fischer-Watt restricted common stock.

33  10    Option effective June 1, 1995 whereby Fischer-Watt
          Gold Company, Inc., grants Anthony P. Taylor an option
          to purchase 100,000 shares of Fischer-Watt restricted
          common stock.

34  10    Option effective June 1, 1995 whereby Fischer-Watt
          Gold Company, Inc., grants Kelly Boatright an option
          to purchase 25,000 shares of Fischer-Watt restricted
          common stock.

35  10    Option effective June 1, 1995 whereby Fischer-Watt Gold
          Company, Inc., grants Donald N. Lawrence III an option
          to purchase 100,000 shares of Fischer-Watt restricted
          common stock.

36  10    Loan agreement dated August 28, 1995, between Fischer-
          Watt Gold Company, Inc., and Great Basin Management
          Company, Inc., whereby Fischer-Watt  agrees to loan
          Great Basin Management Company, Inc., up to $108,000.

37  11    Statement regarding per share earnings for the
          quarterly period ended July 31, 1995.

38  27    Financial Data Schedule for the quarterly period ended
          April 30, 1995 and filed as Exhibit 30.10 to Form
          10-QSB filed June 14, 1995 and incorporated herein by
          reference.

39  27    Financial Data Schedule for the six month period ended
          July 31,1995.

40  99    Promissory Note from Fischer-Watt Gold Company, Inc.
          to Kennecott Exploration Company in the amount of
          $500,000 dated March 25, 1992 and filed as Exhibit
          44.28 to Form 10-K filed April 22, 1993 and
          incorporated herein by reference.

41  99    Minutes of Special Meeting of Board of Directors of
          Fischer-Watt Gold Company, Inc., dated October 19,
          1994, whereby George Beattie's employment contract
          dated September 1, 1993 is extended to September 1,
          1997. These minutes were filed as Exhibit 28.99 to
          Form 10-K filed May 15, 1995 and incorporated herein
          by reference.

     (b)  Reports on Form 8-K - NONE

                            SIGNATURES

     In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FISCHER-WATT GOLD COMPANY, INC.




September 13, 1995               By  /s/  George Beattie
                                 George Beattie, President,
                                 Chief Executive Officer
                                 (Principal Executive Officer),
                                 Chief Financial Officer
                                 (Principal Financial Officer),
                                 Chairman of the Board
                                 and Director

