Form 10QSB
period 1995-10-31
FISCHER WATT GOLD CO INC
filed 1995-12-20
CIK 844788

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
      (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 31, 1995

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding as of December 1, 1995 was 18,411,500

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 Part 1 - Financial Information

Item 1.  Financial Statements

                 FISCHER-WATT GOLD COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS

                                    October 31,       January 31,
              ASSETS                   1995              1995
                                    (Unaudited)
                                      -------          -------
CURRENT ASSETS:
  Cash                              $  494,000       $    6,000
  Marketable securities                   -             358,000
  Inventories                          460,000             -
  Accounts receivable                  600,000            2,000
  Other current assets                  14,000            6,000
                                       -------          -------
    Total current assets             1,568,000          372,000

PROPERTY PLANT AND EQUIPMENT         1,873,000          437,000
Less: Accumulated depreciation,
  depletion and amortization          (127,000)        ( 36,000)
                                       -------          -------
                                     1,746,000          401,000

OTHER ASSETS
  Investments-
    Compania Minerales de
      Copan S.A. de C. V.                 -              91,000
    Minera Montoro S.A. de C.V.         12,000             -
  Other assets                          33,000           27,000
                                       -------          -------
    Total assets                    $3,359,000        $ 891,000
                                    ==========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $ 972,000        $ 226,000
  Bank indebtedness                    208,000             -
  Notes payable                        300,000          500,000
  Income and other
   taxes payable                        94,000            4,000
                                       -------          -------
    Total current liabilities        1,574,000          730,000

LONG TERM LIABILITIES:
  Nonrecourse debt (Note 5)               -              87,000
  Bank debt                             45,000             -
                                     ---------         --------
    Total liabilities                1,619,000          817,000

COMMITMENTS AND CONTINGENCIES,
  Notes 1,4,6,8 and 9

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    16,145,000 shares outstanding
    at October 31 and 12,344,000
    at January 31, 1995                 16,000           12,000
    Additional paid-in capital       6,278,000        5,773,000
    Deficit                         (4,554,000)      (5,711,000)
                                     ---------        ---------
Total shareholders' equity           1,740,000           74,000
                                     ---------        ---------
Total liabilities and
  shareholders' equity              $3,359,000        $ 891,000
                                    ==========        =========

The accompanying notes are an integral part of these balance sheets.

                 FISCHER-WATT GOLD COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                           Three Months Ended   Nine Months Ended
                               October 31,         October 31,
                             1995      1994      1995      1994
                           --------  --------  --------  --------

REVENUES:
Sales of precious metals   $595,000 $    -    $595,000  $  -
Interest                       -         -        -      27,000
Gain on sale of
   mineral interest         887,000  760,000 1,530,000  869,000
                            -------  -------  --------  -------
                          1,482,000  760,000 2,125,000  896,000
                           ---------   ------- --------- --------
COSTS AND EXPENSES:
Production costs            304,000      -     304,000     -
Depreciation and
   depletion                127,000      -     127,000     -
General corporate            80,000   54,000   244,000   204,000
Exploration expense           -         -       3,000      -
Other expense - net         135,000     -      98,000      -
Abandoned properties
   and prospects              4,000     -      183,000   197,000
Interest expense            119,000   24,000   143,000    63,000
Gain on
   marketable securities       -       6,000  (206,000)     -
                            -------  -------- --------  --------
                            769,000   72,000   896,000   464,000
                            -------  -------- --------  --------
Income before
   tax provision            713,000   688,000 1,229,000  432,000

TAX PROVISION                61,000    10,000    72,000   11,000
                             -------  -------- --------  --------
NET INCOME                 $652,000  $678,000 $1,157,000 $421,000
                           ========  ========  ========= ========

NET INCOME PER SHARE
AND COMMON EQUIVALENT       $ .04     $ .05     $ .08     $ .03
                            =====     =====     =====     =====

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING (000's)  15,193    12,344    14,973    12,344

The accompanying notes are an integral part of these statements.

                 FISCHER-WATT GOLD COMPANY, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                              Nine Months Ended
                                                 October 31,
                                              1995         1994
                                           --------     --------
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income                              $1,157,000    $ 421,000
  Adjustments for non-cash items
  Change in value of
    marketable securities                 ( 206,000)        -
  Gain on sale of mineral interest       (1,530,000)    (869,000)
  Abandoned properties and prospects        183,000      197,000
  General exploration                         3,000         -
  Depreciation and depletion                128,000        2,000
  Accrued interest added to
     principal balance                         -          59,000
  Gain on sale of equipment                    -        ( 20,000)
  Proceeds from sale of
     marketable securities                  580,000         -
  Gain on sale of marketable securities     (16,000)        -
  Other                                     (36,000)        -
  Change in non-cash working capital
     items related to operations
        Inventories                        (162,000)        -
        Accounts receivable                (111,000)        -
        Other current assets                (42,000)      (2,000)
        Accounts payable                   (155,000)    (117,000)
        Bank indebtedness                  ( 13,000)        -
        Income and other taxes payable       44,000       10,000
                                            --------     --------
      Total                                (176,000)    (319,000)
                                            --------     --------

INVESTING ACTIVITIES:
  Proceeds from sales of
    mineral interests                       150,000      155,000
  Proceeds of partial disposition
    of property                                 -         43,000
  Property acquisition and
    development costs                       (16,000)        -
  Bonuses applied to reduce cost basis          -         33,000
  Investment in Honduran Corporation        (22,000)    (116,000)
  Investment in Mexican Corporation         (15,000)    ( 10,000)
  Proceeds from sale of equipment              -           2,000
  Equipment acquired                        ( 3,000)     ( 3,000)
                                           --------      --------
      Total                                  94,000      104,000
                                           --------      --------

FINANCING ACTIVITIES:
 Proceeds from issuance of stock            570,000         -
 Proceeds from long-term debt                  -         116,000
                                            --------    --------
      Total                                 570,000      116,000
                                            --------    --------
NET INCREASE (DECREASE) IN CASH             488,000     ( 99,000)

CASH, at beginning of period                  6,000      106,000
                                            -------     --------
CASH, at end of period                     $494,000     $  7,000
                                            =======      =======
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

   Cash paid during the period for interest  $  -        $ 7,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Application of gain on sale of
      Honduran Corporation to cost of
      shares of Bermuda Corporation        $  887,000       -
    Liabilities assumed in connection
      with purchase of Oronorte            $1,000,000       -
    Application of bonus on unproven
      property to offset accrued
      interest expense                     $   25,000   $ 50,000
   Short term debt incurred in connection
      with purchase of shares of  GOC      $  300,000       -
   Cost basis of trading securities
      sold in connection with (gain)
      loss on trading securities           $  564,000       -
    Application of reclamation bond to
      offset cost basis of mineral property $    -      $ 40,000
    Short-term debt eliminated in
      connection with sale of
      mineral interest                     $ 605,000    $ 94,000
    Accrued interest eliminated in
      connection with sale of
      mineral interest                     $  52,000    $   -
    Cost basis in mineral interests
      sold in connection with
      debt eliminated                      $ 164,000    $ 86,000
    Fair market value of vehicles and
      office equipment offset against
      wages and expenses due to
      former employees                    $    -        $ 33,000


The accompanying notes are an integral part of these statements.

                 FISCHER-WATT GOLD COMPANY, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)


(1)     FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTES DISCLOSURES

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included in these financial statements. These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") Annual Report on Form 10-K for the year ended January 31, 1995 ("Form 10-K"). Operating results for the three and nine months ended October 31, 1995 are not necessarily indicative of the results that are expected for the full year ending January 31, 1996.

(2)     ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at the dates indicated:
                                    October 31,       January 31,
                                       1995             1995
                                    ----------        ----------

     Trade receivables              $191,000              -
     Note receivable                 108,000              -
     Taxes recoverable               232,000              -
     Miscellaneous                    69,000          $ 2,000
                                    --------          --------
                                    $600,000          $ 2,000
                                     =======           ======

On August 28, 1995, the Company agreed to loan Great Basin Management Co., Inc., up to $108,447 to assist Great Basin in retaining property positions held by its subsidiary, Great Basin Exploration and Mining Co., Inc. The loan was fully funded in the quarter ended October 31, 1995. There is no requirement for Great Basin Management Co., Inc. to repay the loan unless the proposed merger between Fischer-Watt Gold Company, Inc., and Great Basin Management Co., Inc. does not take place. In the event that the merger does not occur by certain dates (as amended), the entire amount is due and payable within 30 days together with interest at 11.75% per annum. The loan is secured by a note and a security interest in all of Great Basin Management Co., Inc.'s interest in all of the outstanding shares of stock in Great Basin Exploration and Mining Co., Inc.


(3)     INVENTORIES

Inventories are comprised of the following at October 31, 1995:

     Concentrate inventory             $ 275,000
     Materials and supplies              185,000
                                        --------
                                       $ 460,000
                                        ========

(4)     ACQUISITIONS

     (a.)  Acquisition of El Limon Mine

Effective August 24, 1995, the Company acquired directly and indirectly, 95.7% of the issued and outstanding common shares of Compania Minera Oronorte S.A. ("Oronorte"), a company incorporated under the laws of Colombia.

Details of the consideration paid for the acquisition are comprised as follows:

     Interest in Minerales de Copan          $1,000,000
     Assumption of liabilities                1,000,000
         Less:  Forgiven indebtedness to
                Greenstone Resources Ltd.      (115,000)
                                              ----------
                                             $1,885,000
                                              =========

Details of the net assets acquired are as follows:

      Value attributed to:
         Working capital (including cash
             of $185,000)                     $    7,000
         Property, plant and equipment         1,878,000
                                               ---------
                                              $1,885,000
                                               =========

Concurrent with the closing agreement dated October 20, 1995, the Company entered into an agreement with Dual Resources Ltd. ("Dual"), whereby the Company purchased 2,800,000 shares of Oronorte from Dual for cash consideration of $300,000, which amount was paid by Greenstone to Dual on behalf of the Company. Reference is made to Note 6 - Notes Payable.

As part of the agreement with Dual, an obligation of 213,712,000 Colombian pesos, or $225,000 was canceled. This obligation of Oronorte arose during 1994 when Oronorte acquired a property known as El Carmen from Dual in consideration for 2,800,000 shares of Oronorte and a promissory note in the amount of 213,712,000 Colombian pesos ($225,000) net of applicable withholding taxes. the cancellation of the debt has been displayed as a reduction of the carrying value of mineral properties.

     (b.)  (Acquisition of Great Basin Management Co., Inc.

On August 28, 1995, the Company signed a letter of intent to enter into a business combination with Great Basin Management Company, Inc. ("GBM") GBM is a privately held minerals exploration company based in Reno, Nevada. GBM owns Great Basin Exploration and Mining Company, Inc. ("GBEM") which has several mineral properties in Nevada's Battle Mountain - Eureka Trend, a major gold producing district in central Nevada in addition to mineral interests in Arizona and Canada. Under the terms of the letter of intent, GBM and Fischer-Watt shall combine through the merger of GBM with and into a newly formed, wholly-owned subsidiary of Fischer-Watt Gold Company, Inc. GBM is actively negotiating with prospective joint venture partners on several of its properties and evaluating other mineral prospects. At the closing, as to be defined in a definitive agreement, Fischer-Watt will issue 4,125,660 shares of its common stock. The letter of intent is subject to each party's due diligence and obtaining any necessary approvals. Either party may terminate the letter of intent if the definitive agreement has not been executed by December 31. 1995 (as extended).


(5)     PROPERTY AND EQUIPMENT

A summary of the cost basis of mineral properties, plant and equipment and prospects as of October 31 and January 31, 1995, is as follows:

                                      October 31  January 31
                                      ----------  ----------
     El Limon                         $1,705,000   $   -
     Oatman (United Western), Arizona     10,000     136,000
     Modoc, California                    72,000      72,000
     Minas de Oro, Honduras                 -         59,000
     Tuscarora, Nevada                    45,000      77,000
     America Mine, California             18,000      16,000
     La Victoria, Honduras                23,000        -
     Other mineral interests
          (each less than $40,000)         -          27,000
                                       ---------    --------
                                      $1,873,000   $ 387,000
                                       =========    ========

(6)     NOTES PAYABLE

Notes payable, as at the dates indicated, are comprised of the following:
                                   October 31,     January 31
                                     1995             1995
                                  ----------     -----------

Greenstone Resources Ltd.          $300,000       $   -

Kennecott Exploration Co.              -           500,000
                                  ----------     ----------

                                   $300,000       $500,000
                                  ==========     ==========

     (a)  Greenstone Resources Ltd.

Pursuant to an agreement among Dual, Greenstone and the Company, dated October 20, 1995, Greenstone effected a payment of $300,000 to Dual on behalf of the Company. Reference is made to Note 4 - Acquisition of El Limon Mine. The note bears interest at the rate of 10% per annum and is payable, in full, on June 20, 1996. Payment of this note has been guaranteed by a shareholder of the Company.

     (b)  Kennecott Loan

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

(7)     GREENSTONE RESOURCES TRANSACTIONS


In March 1994, the Company accepted an offer from Greenstone to acquire an option to purchase all of Fischer-Watt's interests in the San Andres project in Honduras. As partial consideration for the option, Greenstone loaned the Company some funds. Greenstone exercised its option on October 31, 1994 by forgiving the loan balance paying Fischer-Watt a further $56,000 and issuing it $700,000 worth of Greenstone common stock, valued at the time of exercise. Upon exercise of the option, Greenstone was assigned Fischer-Watt's option to acquire 51% of Compania Minerales de Copan, S.A. de C.V. from Milner Consolidated Silver Mines (25.5%) and North American Palladium Resources (25.5%) as well as all of Fischer-Watt's other rights and interest in the San Andres project subject to the shares described below. Minerales de Copan owns the San Andres project which produces gold from a small open pit, heap leach operation within the project boundaries.

On August 4, 1994, the Company received the first instalment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated as part of the San Andres option agreement. The loan was to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V. ("Copan"). The loan was nonrecourse as to both principal and interest to the Company and was to be repaid out of dividends, if any, from the Copan shares. The shares were pledged to Greenstone as collateral for the loan which was due on or before December 31, 1999. At October 31, 1995 this loan plus associated accrued interest, totaling $115,000, were eliminated in conjuntion with the sale of the Company's interest in the Copan shares.

On August 28, 1995, the Company agreed to convey all of these shares and options to acquire additional shares as part of the purchase price for the shares of Greenstone of Colombia. Under the terms of the agreement which closed on October 20, 1995, the nonrecourse debt and accrued interest associated with this debt was forgiven.

(8)     COMMITMENTS

     Property Leases

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property not in production. However, all of these payments may be avoided by timely forfeiture of the related property interest. If the joint venture partner, or the Company, fails to meet these commitments, the Company could lose its rights to explore, develop or mine the property. The table below lists the various properties and the required financial commitments.

                       PROPERTY COMMITMENTS
              For the year ending October 31, 1996

              Lease        Work                 J.V.    Net FWG
Property     Payments     Commit.     Total     Share     Cost
--------     --------    --------    --------  --------  --------
America       $48,000   $104,000    $152,000   $152,000  $  -
La Victoria    25,000     50,000      75,000       -      75,000
Tuscarora        -         2,000       2,000      2,000     -
Modoc           6,000       -          6,000      6,000     -
Oatman           -          -           -          -        -
Other          17,000    187,000     204,000    179,000   25,000
               ------   --------    --------   --------  -------
Totals        $96,000   $343,000    $439,000   $339,000 $100,000
               ======    =======     =======    ======= ========


(9)     CONTINGENCIES

     Future Financing and Realization

While Fischer-Watt was profitable in the latest fiscal year, it had negative cash flow from operations in the latest fiscal year and suffered losses from operations and negative cash flow from operations in each of its prior years. The entire profit was attributable to sales of mineral interests. The Company has not yet established sustaining income or cash flow from operations. It is currently funding its operations from proceeds of a private placement of the Company's common stock and has previously funded its operations from the sale of stock received as part of the sale price of a mineral interest. The ability of the Company to continue as a going concern is dependent upon establishing successful mining operations or additional financing, or disposition of some of the Company's assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its cash raising efforts will succeed.

On October 20, 1995, the Company acquired the El Limon Mine in northern Colombia, effective August 24, 1995. Reference is made to Notes 4 and 6. Part of the consideration paid for the acquisition is the assumption of $1,000,000 in liabilities, settlement of an obligation to Dual aggregating 213,712,000 Colombian pesos ($225,000) and assumption of certain lease obligations. The undiscounted value of unpaid and future lease payments as at August 24, 1995 was approximately $400,000.

Colombian law regulates the movement of foreign currency into and out of Colombia. Prior to the Company's assumption of day-to-day management of the affairs of its newly acquired Colombian operation, Greenstone had invested approximately $2,300,000 in excess of the funds legally registered in Colombia as an investment. The ability to repatriate this amount may be impaired and the amount subject to certain penalties and interest. The Company has undertaken to approach the appropriate regulatory authorities to resolve this issue. The amount of such penalties, if any, have not been determined.

The payment of $300,000 to Dual was made to acquire the shares of Oronorte and the debt of Oronorte to Dual Resources Ltd. of Colombia. As a consequence of Greenstone making the payment in United States dollars to Dual, the parent company, in Canada, rather than in Colombia in pesos, the debt is not considered settled for purposes of Colombian law. The Company has not determined the penalties and interest or income tax effect, if any, as a consequence of the method of payment.

As at October 31, 1995, Greenstone Resources Ltd of Colombia ("GOC"), owed approximately $120,000 on account of unpaid 1993 income and other taxes. Further, the branch has a refund of $140,000 due in respect of unsettled 1994 income and resource taxes. The Colombian tax authorities do not allow the right to offset the liability against the taxes recoverable amount. By paying the 1993 tax liability, the Company would obtain a refund of 1994 taxes and cause recision of approximately $210,000 of penalties and interest accrued in respect of unpaid taxes. The Company has not determined the effect, if any, of paying these taxes to obtain recision of penalties and interest on behalf of Greenstone.

Subject to final assessment of liabilities and Greenstone's right to offset certain assets against liabilities, the Company has determined the excess of liabilities, as defined by the Closing Agreement dated October 20, 1995, to be $411,000. This amount may be reduced by the amount of tax penalties and interest rescinded or increased by assessed penalties and interest for perceived violations of Colombian foreign currency regulations. Management is unable to comment on Greenstone' ability or willingness to fund its share of excess liabilities in accordance with the terms of the Closing Agreement dated October 20, 1995.


(10)     SUBSEQUENT EVENTS

     (a)  Bank Debt

Subsequent to October 31, 1995, the Company settled $140,000 of its Colombian unit's bank debt by selling its office building in Medellin to a creditor bank.

     (b)  Leases

Further, the Company has entered into agreements to deliver two leased drill rigs to a third party and settle the outstanding lease obligations in respect of the two other drills. This will reduce the future aggregate lease payments by approximately $83,000.

     (c)  Financing

Further, the Company completed a private placement that was started in October 1995. Approximately $300,000 was received for the sale of 2,266,700 units. The securities sold in the private placement were units, priced at $.30 per unit, each consisting of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $.30 through August 31, 1997. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


On October 31, 1994 Greenstone Resources Ltd. (Greenstone) exercised its option to purchase the company's rights and interests in the San Andres gold project located in Honduras. Under the terms of this agreement, Greenstone paid $105,000 in cash for this option and forgave 95% of the funds loaned to the Company during merger negotiations which were terminated in February 1994. In exercising their option, Greenstone paid consideration consisting of forgiveness of the remaining 5% of the merger loan, $55,000 in cash and 427,300 shares of Greenstone. At the time of issue, these shares had a value of $700,000. Pursuant to certain terms contained in the agreement, Greenstone agreed to advance the Company the funds required to acquire approximately 9% of the issued and outstanding shares of the San Andres project which was held numerous shareholders. As a result of the San Andres transaction, for the first time in several years, the Company had enough cash on hand to schedule repayment of creditors and begin searching for mineral operations opportunities.

In order to conserve the limited cash, the Reno office was closed in December of 1994 and all administrative operations were consolidated in Coeur d'Alene, Idaho.

In May 1995, the Company closed the sale of its 20% interest in the Minas de Oro gold project in Honduras to Cerenex Financial A.
V., is a subsidiary of Tombstone Explorations Co. Ltd. of Vancouver, B. C.

Under the terms of this sale, the Company received consideration consisting of $150,000 in cash and cancellation of its $500,000 note plus accrued interest to Kennecott Exploration Company. In a separate transaction, Kennecott also sold its 80% interest in the Minas de Oro property. With the receipt of this cash and cancellation of the debt, the Company dramatically improved its financial condition.

     Acquisition of Colombian Unit

In August 1995, the Company entered into an agreement with Greenstone Resources Ltd. to acquire the El Limon Mine which is an underground gold mine in northern Colombia, and the rights to several exploration concessions. This mine produced gold for the past six years.

The consideration paid to acquire the direct and indirect ownership of the El Limon Mine consisted of:

     1. The Company's approximate 9% interest in the San Andres project in Honduras,

     2. Assumption of a maximum of $1,000,000 in debt and accounts payable owed by GOC and Oronorte, and

     3.  Assumption of $375,000 in equipment lease payments.

In addition to the interest in the El Limon received from Greenstone, Greenstone also canceled the remaining $115,000 debt owed to them by the Company.

The Company  assumed operational control of Oronorte on August
24, 1995 and immediately took the following steps:

     1. Entered into negotiations with all creditors and suppliers to schedule payments of overdue debt.

     2. Settled certain lease obligations subsequent to the period end, with the consequence that future cash payments for equipment not in use have been substantially reduced. The leased equipment which, at August 24, 1995, required payments up to $375,000 consisted of:

          a.  Three Longyear Model 44 surface diamond drills,

          b.  One Longyear Model 38 surface diamond drill,

          c. One cyanide leaching plant designed to leach flotation concentrates and produce gold dore on site.

The drills, with the exception of one Model 44 were put up for sale and as of December 15, 1995, two of them have been sold.
The funds received have been applied against future payment obligations to the leasing company.

A study of the cyanide leaching plant feasibility had been made by Greenstone and indicated that its operation was not advantageous. This plant has been put up for sale and as of December 15th, the Company is negotiating with a prospective buyer.

     3. Began efforts to close the books of GOC and Oronorte as at August 24, 1995. This work has been substantially completed and Greenstone has been notified that the bank debt and accounts payable amount will exceed the Company's obligation to pay certain defined liabilities by $411,000. Greenstone was also notified of the existence of certain contingent liabilities. Reference is made to Note 9 to Financial Statements.

     4. Began efforts to raise initial funds to support operations at El Limon while studies were made to determine changes and additions which should be made in the overall operations of Oronorte. This resulted in the Company raising a net amount of approximately $820,000 through completion of a private placement. The securities sold were units priced at $.30 per unit, each unit consisting of two shares of common stock and a warrant to purchase one additional share at an exercise price of $.30 through August 31, 1997.

     Operations

Production from the El Limon Mine comes from a single vein which on average dips at 42 degrees and has an average width of 1.6 feet. The average grade of this vein is 1.2 ounces of gold per ton. This is high grade ore; however, the geometry of the vein makes it necessary to mine to a width of 4.0 feet which dilutes the grade of the ore by 60%. An initial step has been taken to alleviate this dilution by setting up a program of hand sorting the combination of ore and waste after it is blasted and before it is hoisted to the surface. The waste removed in the hand sorting is put back into mined out areas underground.

The vein is a white, opaque quartz which normally breaks into pieces under two inches in diameter when blasted and the waste rock which is a dark-colored granite or gneiss breaks into much larger pieces. At the present time, the blasted ore and waste is very dirty and the visual separation based on the color differential is not possible. Hand separation must be made on fragmentation size alone. Despite this limitation, however, a fifteen percent increase in the ore grade being hoisted and sent to the processing plant has been recorded in October.

The next step in this grade control program will be to wash the blasted ore and waste so that a separation by color can be made. However, washing will send a large volume of very fine material containing a large percentage of gold to the bottom of the mine shaft. At the present time, the mine does not have the ability to recover this material and bring it to the surface. A preliminary engineering study indicates that a slurry pumping system can accomplish this task at an estimated cost of $70,000.

The processing plant at El Limon is capable of treating 100 tons per day. As the efficiency of the grade control program is increased, less waste will be fed to the plant, thus making room for more ore to be processed on a daily basis. This additional ore can be obtained from expansion of operations at El Limon and/or development of other properties within reasonable ore delivery range of the present processing plant.

     Mine Development

Expansion of the El Limon will be difficult because it is serviced through a small interior shaft, which in the past has only been advanced one level at a time as reserves were depleted on the previous level. At the present time, the majority of production is coming from Level 5, approximately 600 feet below the surface. Sinking the shaft below each working level is a slow process as the waste from the shaft advance competes for hoisting time with the ore production. Skip capacity in this shaft is only one ton.

Development of two other properties, under control of Oronorte, has begun in order to augment production from the El Limon. The first of these, the La Aurora is approximately six kilometers from the El Limon processing facility. At this property, an interior shaft has been extended 130 feet down on a vein and work is in progress drifting horizontally along this strong structure to develop ore reserves. To date approximately 200 feet of the vein has been exposed. Some ore grade material has been encountered but no ore reserves have been developed. While these results are disappointing, it is the nature of the veins in this district to run in and out of ore as they are mined.

The second property, the Juan Vara is approximately two kilometers from the El Limon processing plant. A report on this property has been written by a professor of geology of the College of Mines in Medellin, Colombia. In this report a discussion of previous production describes a vein similar in grade and structure to the El Limon. During a recent visit to the Juan Vara by the geologic staff of El Limon, old collapsed workings were found and samples taken from the vein exposed in a stream bed assayed 0.21 ounces of gold per ton. A diamond drill is being moved on to the property now and several holes will be drilled to indicate the attitude of the vein below the old workings.

The geometry of both the La Aurora and the Juan Vara vein in relation to the surface topography will make it very easy to develop them (if warranted) with rubber tired mining equipment and a rehabilitated one cubic yard LHD (Load Haul Dump) has been purchased in the United States and will be shipped along with spare parts on the 28th of December. Arrangements have also been made to send a mechanic/operator to the El Limon to train employees in the operation and maintenance of this equipment.

As noted earlier, Fischer-Watt assumed operating control of the El Limon Mine on August 24, 1995 and began to make modifications to operational practices. In October, the mine produced 1,032 ounces of gold compared to an average monthly production rate of 611 ounces for the previous nine months. Since August 24, 1995, the mine has produced a total of 1,783 ounces of gold to the account of the Company. In November, 1,025 ounces of gold were produced. An equipment breakdown in the processing plant in early December along with the Christmas holiday will probably hold December production to approximately 900 ounces of gold.

The improvement in gold production for October and November was in part due to the improved grade of ore in some working areas of the mine and the first phase of the grade control program which has been put into play. It is anticipated that the improved grade from existing working areas will continue through March of 1996. During that time, new development along the vein will continue on level 5 of the mine. In addition to this work, the shaft has been extended approximately 150 feet below Level 5 and development of Level 6 will begin during January 1996. In order to proceed with this development, additional track mounted equipment must be purchased. In order to save money, this equipment will be rehabilitated, used equipment which is not available in Colombia. A search has begun in the United States through reputable used equipment dealers. It is estimated that $300,000 will be required to purchase this equipment.

Several weeks after negotiating the purchase of the El Limon Mine with Greenstone, Fischer-Watt finalized the purchase of another property in the area with the assistance of Greenstone.

In 1994 Greenstone attempted to sell 40% of Oronorte on both the Bogota and Medellin stock exchanges in order to raise money for expanding Oronorte production from 10,000 ounces of gold to 30,000 ounces. The Carmen was the property which was to be used for this expansion. Behre Dolbear & Company, Inc., performed an evaluation study for Greenstone on this plan and pronounced it economically feasible. Behre Dolbear study carries reserves on the Carmen at 194,073 ounces. Fischer-Watt finalized the purchase of this property for $300,000 with a note payable June 20, 1996. Payment of this note has been guaranteed by a shareholder of the Company. Reference is made to Note 6 to Financial Statements.

A large Colombian gold dredging company, Mineros de Antioquia has asked the Company if it would be interested in a joint venture on the Carmen property. Management has written them a proposal whereby Mineros may earn a forty percent working interest in the property by spending exploration funds sufficient to bring it to the bankable feasibility stage. At that point, both companies would make proportionate contributions to continue the development of the property. Initial reaction to this proposal has been positive and two of the Company's management team will travel to Medellin on January 10, 1996 to continue negotiations.

     Merger

The Company has signed a letter of intent in principle to acquire
Great Basin Management Co., Inc. and its wholly-owned, privately-held subsidiary Great Basin Exploration and Mining Co., Inc., of Reno, Nevada.

Great Basin and its wholly-owned subsidiary will merge into a newly-formed, wholly-owned subsidiary of the Company. The
Company will issue approximately 4,126,000 shares of its common stock as consideration for the transaction.

Great Basin has several key properties in Nevada's Battle Mountain-Eureka Trend and has recently farmed out one of these properties to Digger Resources, a Canadian company, and another property to Cominco Ltd., a large Canadian mining company. In both instances, Great Basin retains a 20% carried interest in the property until feasibility.

     Financial Condition and Results of Operations

The following is a discussion of the Company's current financial condition as well as its operations for the three months and nine months ended October 31, 1995 (fiscal 1996) and October 31, 1994 (fiscal 1995). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-K for the fiscal year ended January 31, 1995 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.


                 LIQUIDITY AND FINANCIAL POSITION

As of October 31, 1995, the Company had $494,000 in cash and a consolidated working capital deficiency of $6,000.

During October and November the Company completed a private placement which raised approximately $820,000 to finance the expansion and operation of Fischer-Watt's El Limon Mine in Colombia. The securities sold in the private placement were units, priced at $.30 per unit, each consisting of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $.30 through August 31, 1997. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 28, 1995, the Company signed an agreement to purchase 100% of Greenstone Resources Ltd.'s wholly-owned Colombian branch, Greenstone of Colombia ("GOC"). Greenstone of Colombia owns 94.9% of Compania Minera Oronorte S. A. ("Oronorte"). Under the terms of the agreement which closed on October 20, 1995, Fischer-Watt conveyed all rights and interests it held in Compania Minerales de Copan S.A. de C.V. ("Copan") to Greenstone Resources Ltd. In return, Fischer-Watt acquired all ownership rights of GOC which include GOC's interest in Oronorte which owns an operating gold mine and related cash and receivables and saleable gold in inventory of not less than $450,000, subject to certain liabilities not exceeding $1,000,000 and equipment lease obligations not exceeding $375,000. Fischer-Watt has taken operating control of GOC and its subsidiaries and their respective operations.

The El Limon is an underground mine in the Department of Antioquia in northern Colombia. It produces gold concentrates that are exported to Japan for smelting. The Company assumed operation of the mine on August 24, 1995 and has produced 1,783 ounces of gold and 1,697 ounces of silver through October 31, 1995. During this initial operating period, the Company has been conducting engineering studies to explore the feasibility of expanding production, improving operating efficiency and reducing costs. The Company is searching for funds to subsidize operations until planned changes in operations can take effect. At December 1, 1995, the Company had enough cash to fund the next three months of operations.

On August 28, 1995, the Company signed a letter of intent to enter into a business combination with Great Basin Management Company, Inc. ("GBM") GBM is a privately held minerals exploration company based in Reno, Nevada. GBM owns Great Basin Exploration and Mining Company, Inc. ("GBEM") which has several mineral properties in Nevada's Battle Mountain - Eureka Trend, a major gold producing district in central Nevada in addition to mineral interests in Arizona and Canada. Under the terms of the letter of intent, GBM and Fischer-Watt shall combine through the merger of GBM with and into a newly formed, wholly-owned subsidiary of Fischer-Watt Gold Company, Inc. GBM is actively negotiating with prospective joint venture partners on several of its properties and evaluating other mineral prospects. At the closing, as to be defined in a definitive agreement, Fischer-Watt will issue 4,125,660 shares of its common stock. The letter of intent is subject to each party's due diligence and obtaining any necessary approvals. Either party may terminate the letter of intent if the definitive agreement has not been executed by December 31. 1995 (as extended).

On August 28, 1995, the Company agreed to loan GBM up to $108,000 for specified purposes in connection with maintaining certain mineral property positions. There are no plans to loan GBM any additional funds. As of December 1, 1995, all of the loan had been funded. The loan is secured by all of GBM's interest to all of the outstanding shares of GBEM. There is no requirement to repay the loan or any interest thereon unless the proposed merger between the Company and GBM has not occurred by December 31, 1995, in which event the entire amount of the loan and accrued interest shall be due and payable on February 1, 1996 (as extended).

In March 1992, Kennecott loaned Fischer-Watt $500,000. Principal and interest on this loan were repayable in monthly installments of $100,000 beginning August 1, 1992. The loan bore interest at the higher of 10% or prime plus 5% and was secured by the Company's interest in the America Mine property. The Company was in default as to payment of principal and interest on this loan from August 1, 1992 until May 16, 1995 when the note and associated interest were canceled in conjunction with the sale of the Company's mineral interest in the Minas de Oro, Honduras property. Reference is made to Note 6 to Financial Statements.)

     Short-Term Liquidity

While Fischer-Watt was profitable in the latest fiscal year, it had negative cash flow from operations in the latest fiscal year and suffered losses from operations and negative cash flow from operations in each of its prior years. The most of the profit recorded in the current nine months is attributable to sales of mineral interests. The Company has not yet established sustaining income or cash flow from its Colombian operation. It is currently funding its operations from proceeds of a private placement of the Company's common stock and has previously funded its operations from the sale of saleable securities received as consideration for the sale price of a mineral interest. The ability of the Company to continue as a going concern is dependent upon establishing successful mining operations or additional financing, or disposition of some of the Company's assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its cash raising efforts will succeed.

Net cash utilized in operating activities during the first nine months of fiscal 1996 was $176,000 compared to $319,000 used during the first nine months of the prior year. The increase in cash is derived from three principal sources during the current period. These sources are proceeds from the sale of Greenstone common shares, disposal of mineral interests and the issuance of 3,800,800 shares in the capital of the company.

For the period August 24, 1995 through October 31, 1995, the Company injected $498,000 into the Colombian unit to reduce payables, bank debt and to ensure adequate operating supplies at the mine. Subsequent to October 31, 1995, the Company sold its Medellin office building to settle certain bank debt aggregating approximately $140,000. In addition the Company has settled certain lease obligations with the consequence that future cash payments for equipment not in use have been substantially reduced. The leased equipment which required payments up to $375,000 consisted of four surface diamond drill rigs and a cyanide leaching plant. The drills, with the exception of one were put up for sale and as of December 15, 1995, two of them have been sold. The funds received have been applied against future payment obligations to the leasing company.

A study of the cyanide leaching plant feasibility had been made by Greenstone and indicated that its operation was not advantageous. This plant has been put up for sale and as of December 15,1995 the Company is negotiating with a prospective buyer.

     Long-Term Liquidity

The Company plans to continue its search for long-term debt or equity capital to fund its operating and exploration activities until these activities can be funded from production of mineral resources. Reference should also be made to comments under the heading short-term liquidity.


                      RESULTS OF OPERATIONS

Three Months Ended October 31, 1995 Compared with Three Months
Ended October 31, 1994

     El Limon Mine

The El Limon Mine is a small underground deposit with an expected life of approximately five years. Development and mining operations were begun in November 1990. During the three months ended October 31, 1995, 1367 ounces of gold were sold at an average price of $383 per ounce. The cost per ounce of gold produced was $242 per ounce. The Company's income from operation of the El Limon Mine was $164,000. These results are not indicative of what might be expected for a full year as the Company may increase or decrease the amount of exploration and development expense to ensure more work areas in the mine that would expand production.

Results for the current period and comparable period ended October 31, 1994 includes gains on the disposal of mineral interests and sales of shares of Greenstone acquired during the prior year. At October 31, 1995, all of the Greenstone shares had been sold and the Company presently has no plans to sell other mineral prospects.

General corporate costs will continue to increase as the activity level of the Company expands in response to increased legal, accounting and travel costs associated with administration of an active, growing public company.

     Copan Share Purchase and Sale

On August 4, 1994, the Company received the first instalment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated for in the San Andres option agreement. The loan is to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V.(Copan). The loan was non-recourse as to both principal and interest to the Company and was to be repaid out of dividends, if any, from the Copan shares. The shares were pledged to Greenstone as collateral for the loan which was due on or before December 31, 1999.

On August 28, 1995, the Company signed an agreement to convey all of the stock and options to acquire stock to Greenstone. Under the terms of the agreement, which was closed on October 20, 1995, the nonrecourse debt and accrued interest associated with this debt was Reference is made to Note to Financial Statements.

     Other items

Abandonments in the quarter ended October 31, 1995 were $6,000 compared with none in the second quarter of fiscal 1995. The El Cerrito, a Minera Montoro property in Mexico was abandoned after Montoro's joint venture partner's exploratory drilling program did not produce encouraging results, and consequently, the property was returned to Montoro.

Interest expense increased to $119,000 in the third quarter of fiscal 1996 from $24,000 in the third quarter of fiscal 1995. This increase is due primarily to the inclusion of results of the Colombian unit which experiences high interest rates on outstanding debts and unpaid taxes. Interest expense in future periods will be substantially less as the Company completes the reduction in debt. Interest expense for the third quarter ended October 31, 1995 includes interest and penalties, in respect of unpaid taxes, aggregating approximately $60,000. There is a resolution before the Colombian Congress that would have the effect, if enacted, of rescinding penalties and interest aggregating approximately $210,000 accrued on the Colombian unit's books at October 31, 1995.


Nine Months Ended October 31, 1995 Compared with Nine Months ended October 31, 1994

     Sale of Minas de Oro mineral interest

On February 28, 1995, Tombstone Explorations Co. Ltd. ("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase Fischer-Watt's interest in the Minas de Oro property in Honduras. Minas de Oro was joint ventured with Kennecott Exploration Company ("Kennecott") who had an 80 percent working interest. Tombstone agreed to buy the Kennecott interest and to acquire Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Tombstone paid Fischer-Watt $150,000 in cash and delivered for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 16, 1995 with the sale of the Minas de Oro interests to Cerenex Financial A. V. V., a subsidiary of Tombstone. The sale resulted in a gain of $641,000. Reference is made to Note 6 to Financial Statements.

     Sale of Option on San Andres

In the nine months ended October 31, 1994, a gain of $109,000 was realized from the sale of an option to purchase Fischer-Watt's interest in the San Andres property.

     Other items

Abandonments decreased from $197,000 in the first nine months of fiscal 1995 to $183,000 in the first nine months of fiscal 1996. The Oatman property in Arizona was partially abandoned after an independent evaluation indicated that it was unlikely that its cost would be fully recovered based on the current mineral lease on the property. The $125,000 writedown reduced its net cost basis to $10,000. The Tuscarora mineral interest in Nevada was partially abandoned in the amount of $32,000 based on the results of the same independent evaluation leaving the remaining basis at $45,000. The Rio Tinto property in Honduras was abandoned when an exploration program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm mineral values discovered under earlier exploration programs. Rio Tinto had a cost basis of $22,000. In the nine months ended October 31, 1994, Sukut, Costa Rica, having a cost basis of $197,000 was the only property abandoned.

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


3   10    Letter Agreement between BMR Gold Corporation and
          Fischer-Watt Gold Company, Inc., regarding the America Mine Property effective September 20, 1989, and filed as Exhibit 19.1 to Form 10-Q filed November 20, 1989 and incorporated herein by reference.

4   10    Fischer-Watt Gold Company, Inc., non-qualified stock
          option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

5   10    Employment Agreement effective September 1, 1993
          between Fischer-Watt Gold Company, Inc., and George Beattie whereby Fischer-Watt agrees to employ Mr. Beattie for a two-year period as Chief Executive Officer and filed as Exhibit 20.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

6   10    Loan Agreement dated November 12, 1993 between Fischer-
          Watt Gold Company, Inc., and Greenstone Resources Ltd., whereby Greenstone agreed to lend Fischer-Watt working capital during the prospective merger's due diligence period and filed as Exhibit 21.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

7   10    Letter from Greenstone Resources Ltd., dated
          February 1,1994 to Fischer-Watt Gold Company, Inc., whereby Greenstone advised that the merger agreement dated November 2, 1993 between Greenstone and Fischer-Watt Gold is terminated as of that date and filed as Exhibit 22.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

8   10    Option Agreement between Greenstone Resources Ltd., and
          Fischer-Watt Gold Company, Inc., dated March 24, 1994, whereby Greenstone has the right to purchase all of Fischer-Watt's interest in the San Andres property in Honduras and filed as Exhibit 23.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

9   10    Exploration Agreement between Fischer-Watt Gold
          Company, Inc.'s 50% owned Mexican company, Minera Montoro S.A. de C.V., and Gatro South America Holdings Limited (GSA) dated March 25, 1994, whereby GSA funds a Generative Exploration program in Baja California, Mexico and filed as Exhibit 24.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

10  10    Compromise Wage and Expense Settlement Agreement dated
          March 22, 1994 between Fischer-Watt Gold Company, Inc., and W. Perry Durning, a former employee, whereby terms for payment of unpaid wages and expenses were accepted by the parties and filed as Exhibit 25.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

11  10    Compromise Wage and Expense Settlement Agreement dated
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

15  10    Agreement to Assign Leases dated July 7, 1994 between
          Fischer-Watt Gold Company, Inc., and Kennecott Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott, reserving a Net Smelter Return royalty. This agreement was filed as Exhibit 22.10 to Form 10-Q filed September 13, 1994 and incorporated herein by reference.

16  10    Letter agreement between Fischer-Watt Gold Company,
          Inc., and La Cuesta International (LCI) dated August 11, 1994 whereby LCI agrees to lease the Oatman property located in Mohave County, Arizona. This agreement was filed as Exhibit 23.10 to Form 10-Q filed September 13, 1994 and incorporated herein by reference.

17  10    Stock Pledge Agreement between Fischer-Watt Gold
          Company, Inc., and Greenstone Resources Canada Ltd., dated July 31, 1994 whereby Fischer-Watt grants a security interest in shares of Compania Minerales de Copan S.A. de C.V., acquired under Stock Loans, to Greenstone. This agreement was filed as Exhibit 24.10 to Form 10-Q filed September 13, 1994 and incorporated herein by reference.

18  10    Option Agreement - Lock-up Agreement between Fischer-
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

19  10    English translation of an Exploration Agreement between
          Fischer-Watt's Mexican subsidiary, Minera Montoro, S.A. de C.V. and Minera Cuicuilco, S.A. de C.V. dated October 18, 1994 whereby Minera Cuicuilco is granted the rights to explore the Cerrito property in Baja California, Mexico and was filed as Exhibit 23.10 to Form 10-Q filed December 14, 1994 and incorporated herein by reference.

20  10    Acquisition agreement dated November 10, 1994 among
          Greenstone Resources Canada Ltd., Greenstone Resources Ltd., and Fischer-Watt Gold Company, Inc., whereby the parties finalize the Option Agreement of March 24, 1994 to purchase the San Andres property in Honduras and modify the Lock-Up Agreement dated October 17, 1994. This agreement was filed as Exhibit 29.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

21  10    Letter agreement dated February 28, 1995 between
          Tombstone Explorations Co. Ltd., and Fischer-Watt Gold Company, Inc., whereby Tombstone agrees to purchase all of Fischer-Watt's rights to the Minas de Oro property in Honduras. This agreement was filed as Exhibit
          30.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

22  10    Letter agreement dated April 13, 1995 between Begeyge
          Minera Limitada and Fischer-Watt Gold Company, Inc., whereby Fischer-Watt will acquire rights to the La Victoria, Honduras property. This agreement was filed as Exhibit 31.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

23  10    Option whereby Fischer-Watt Gold Company, Inc., grants
          Gerald D. Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 32.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

24  10    Option whereby Fischer-Watt Gold Company, Inc., grants
          Larry J. Buchanan an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 33.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

25  10    Amendment dated April 20, 1995 to Agreement to Assign
          Leases dated July 7, 1994 between Fischer-Watt Gold Company, Inc., and Kennecott Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott and filed as Exhibit 28.10 to Form 10-QSB filed June 14, 1995 and incorporated herein by reference.

26  10    Asset Purchase Agreement dated May 16, 1995 between
          Fischer-Watt Gold Company, Inc., and Cerenex Financial
          A. V. V., whereby the February 28, 1995 sale of Minas de Oro is closed and filed as Exhibit 29.10 to Form 10-QSB filed June 14, 1995 and incorporated herein by reference.

27  10    Option effective June 1, 1995, replacing an option
          filed as Exhibit 26.10 to Form 10-QSB filed June 14, 1995, whereby Fischer-Watt Gold Company, Inc., grants Gerald D.Helgeson an option to purchase 200,000 shares of Fischer-Watt restricted common stock and filed as
          Exhibit 31.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

28  10    Option effective June 1, 1995, replacing an option
          filed as Exhibit 27.10 to Form 10-QSB filed June 14, 1995, whereby Fischer-Watt Gold Company, Inc., grants Larry J. Buchanan an option to purchase 100,000 shares of Fischer-Watt restricted common stock and filed as
          Exhibit 32.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

29  10    Option effective June 1, 1995 whereby Fischer-Watt
          Gold Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock and filed as Exhibit 33.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

30  10    Option effective June 1, 1995 whereby Fischer-Watt
          Gold Company, Inc., grants Kelly Boatright an option to purchase 25,000 shares of Fischer-Watt restricted common stock and filed as Exhibit 34.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

31  10    Option effective June 1, 1995 whereby Fischer-Watt Gold
          Company, Inc., grants Donald N. Lawrence III an option to purchase 100,000 shares of Fischer-Watt restricted common stock and filed as Exhibit 35.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

32  10    Loan agreement dated August 28, 1995, between Fischer-
          Watt Gold Company, Inc., and Great Basin Management Company, Inc., whereby Fischer-Watt agrees to loan Great Basin Management Company, Inc., up to $108,000 and filed as Exhibit 36.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

33  10    Amendment dated October 31, 1995 to Loan agreement
          dated August 28,1995, between Fischer-Watt Gold Company, Inc., and Great Basin Management Company, Inc., whereby Fischer-Watt changes the dates of the loan to Great Basin Management Company, Inc.

34  10    Extension of Time For Payment of Secured Promissory
          Note dated October 31, 1995 to the Loan agreement dated August 28, 1995, between Fischer-Watt Gold Company, Inc., and Great Basin Management Company, Inc., whereby Fischer-Watt agrees to extend the time for payment of the Secured Promissory Note.

35  10    Second Amendment dated November 30, 1995 to Loan
          agreement dated August 28,1995, between Fischer-Watt Gold Company, Inc., and Great Basin Management Company,Inc., whereby Fischer-Watt changes the dates of the loan to Great Basin Management Company, Inc.

36  10    Second Extension of Time For Payment of Secured
          Promissory Note dated October 31, 1995 to the Loan agreement dated August 28, 1995, between Fischer-Watt Gold Company, Inc., and Great Basin Management Company, Inc., whereby Fischer-Watt agrees to extend the time for payment of the Secured Promissory Note.

37  10    Promissory Note dated October 20, 1995 whereby
          Greenstone Resources of Colombia Ltd., a wholly owned
          Bermuda subsidiary of Fischer-Watt Gold Company, Inc., promises to pay $300,000 to Greenstone Resources Ltd.

38  11    Statement regarding per share earnings for the
          quarterly period ended July 31, 1995 and filed as
          Exhibit 36.10 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

39  11    Statement regarding per share earnings for the
          quarterly period ended October 31, 1995.

40  27    Financial Data Schedule for the quarterly period ended
          April 30, 1995 and filed as Exhibit 30.10 to Form
          10-QSB filed June 14, 1995 and incorporated herein by reference.

41  27    Financial Data Schedule for the six month period ended
          July 31,1995 and filed as Exhibit 39.27 to Form 10-QSB filed September 15, 1995 and incorporated herein by reference.

42  27    Financial Data Schedule for the nine month period ended
          October 31, 1995.

43  99    Promissory Note from Fischer-Watt Gold Company, Inc.
          to Kennecott Exploration Company in the amount of $500,000 dated March 25, 1992 and filed as Exhibit
          44.28 to Form 10-K filed April 22, 1993 and incorporated herein by reference.

44  99    Minutes of Special Meeting of Board of Directors of
          Fischer-Watt Gold Company, Inc., dated October 19, 1994, whereby George Beattie's employment contract dated September 1, 1993 is extended to September 1, 1997. These minutes were filed as Exhibit 28.99 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

     (b)  Reports on Form 8-K

          1. The Registrant filed a Current Report on Form 8-K on November 3, 1995 reporting that on October 20, 1995, the Company had acquired from subsidiaries of Greenstone Resources Ltd. all of the outstanding shares of Greenstone Resources of Colombia Ltd., a Bermuda Corporation and 470,000 shares of Compania Minera Oronorte S. A. Greenstone Resources of Colombia Ltd., owns 61,450,000 shares of Compania Minera Oronorte S. A. Also on such date, the Company acquired 2,800,000 shares of Compania Minera Oronorte S. A., from Dual Resources. This resulted in Fischer-Watt Gold Company, Inc., owning 99.9% of Compania Minera Oronorte S. A., which owns the El Limon Mine in Colombia, South America.

         2.  The Registrant filed a Current Report on Form 8-K on
November 17, 1995 reporting that on November 15, 1995, the
Company gave notice that it has made an offering of securities not registered under the Securities Act of 1933 in the form of a news release dated November 15, 1995.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FISCHER-WATT GOLD COMPANY, INC.




December 20, 1995               By  /s/  George Beattie
                                 George Beattie, President,
                                 Chief Executive Officer
                                 (Principal Executive Officer),
                                 Chief Financial Officer
                                 (Principal Financial Officer),
                                 Chairman of the Board
                                 and Director