Form 10KSB
period 1996-01-31
FISCHER WATT GOLD CO INC
filed 1996-09-26
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

    (Mark One)
[ X ] 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended    JANUARY 31, 1996

[   ] 15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) of
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the Transition period from        to
                                        ------    --------
               Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                 (Name of small business issuer in its Charter)

          Nevada                            88-0227654
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                 83814
  (Address of principal executive offices)  (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,096,000.

The aggregate market value of the voting stock held by non-affiliates as of August 31, 1996 (using the average of the Bid and Asked prices) was $9,784,552.

The number of Shares of Common Stock, $.001 par value, outstanding on August 31, 1996 was 31,196,760.

Documents Incorporated by Reference into this Report:  None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     Introduction
     ------------

     Fischer-Watt Gold Company, Inc.(collectively with its subsidiaries, "Fischer-Watt" or the "Company"), was formed under the laws of the State of Nevada in 1986. Fischer-Watt's primary business is mining and mineral exploration, and to that end to own, acquire, improve, develop, sell, lease, convey lands or mineral claims or any right, title or interest therein; and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

     During the fiscal year ended January 31, 1996, the Company completed two significant acquisitions. The first was the acquisition of the Oronorte property in Colombia, South America.

     On August 28, 1995, the Company entered into an agreement with Greenstone Resources Ltd., ("Greenstone") to acquire the Oronorte property in northern Colombia, which includes the El Limon Mine, an underground gold mine, and the rights to several exploration concessions effective August 24, 1995.

     On October 20, 1995, the Company closed the acquisition from Greenstone. All of the outstanding shares of Greenstone Resources of Colombia Ltd., a
Bermuda corporation were acquired. Greenstone Resources of Colombia Ltd., owns 61,540,000 shares of Compania Minera Oronorte S.A.("Oronorte"). The Company completed the acquisition of 470,000 shares of Oronorte from Minas Santa Rosa, a subsidiary of Greenstone. Also on such date, the Company completed the acquisition of 2,800,000 shares of Oronorte from Dual Resources. This significant acquisition resulted in the Company owning, directly or indirectly, 99.9% of Oronorte, which owns the El Limon Mine, a small underground gold mine in the Department of Antioquia, Colombia. The Company assumed operational control of Oronorte on August 24, 1995.

     In exchange for the various interests in Oronorte, the Company conveyed to Greenstone, all of its interests in Minerales de Copan S.A. de C.V., ("Copan") which included shares and options to purchase shares totaling approximately eight percent of Copan. Copan owns the San Andres Mine in Honduras. Fischer-Watt's non-recourse debt to Greenstone of $115,000 was canceled in connection with this conveyance.

     On January 29, 1996 the Company acquired Great Basin Management Co., Inc., ("GBM"). GBM is a 100% owner of Great Basin Exploration and Mining Co., Inc., ("GBEM"), a mineral exploration company based in Reno, Nevada. GBM was acquired through the merger of a wholly-owned subsidiary of the Company with GBM in which 4,125,660 shares of Fischer-Watt common stock were issued to the shareholders of GBM. GBEM holds leases on several mineral properties in the Battle Mountain-Eureka Trend in Nevada as well as additional exploration properties in Nevada and California. Three of the Nevada properties, Red Canyon, Afgan-Kobeh and the Tempo, are in joint venture arrangements with other mining companies and a fourth property, Coal Canyon, is scheduled for a preliminary, exploratory drilling program later this year.

          On February 28, 1995, Tombstone Explorations Co. Ltd.("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase Fischer-Watt's interest in the Minas de Oro property in Honduras. Minas de Oro was joint ventured with Kennecott Exploration Company ("Kennecott") who had an 80 percent working interest. Tombstone agreed to buy the Kennecott interest and to assume Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Under the terms of the agreement, Tombstone paid Fischer-Watt $150,000 in cash and delivered for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 15, 1995. This sale resulted in a gain of $641,000 and substantially reduced the Company's debt.

     On November 2, 1993, the Company signed a letter of intent to be acquired by Greenstone Resources Ltd. During the due diligence period, Greenstone advanced funds to the Company for current operations. The proposed merger was terminated by Greenstone in February 1994. In March 1994, Fischer-Watt accepted an offer from Greenstone to acquire an option to purchase all of Fischer-Watt's interests in the San Andres project in Honduras for a total purchase price of

$955,000 consisting of cash, cancellation of debt incurred pursuant to the proposed merger and $700,000 worth of Greenstone common stock, valued at the time of exercise. Greenstone exercised its option on October 31, 1994. Upon exercise of the option, Greenstone was assigned Fischer-Watt's option to acquire 51% of Compania Minerales de Copan, S.A. de C.V. from Milner Consolidated Silver Mines (25.5%) and North American Palladium Resources (25.5%) as well as all of Fischer-Watt's other rights and interest in the San Andres project. Minerales de Copan owns the San Andres project. As part of the option agreement, Fischer-Watt negotiated a loan from Greenstone to provide all of the funds to purchase up to nine percent of the shares of Compania Minerales de Copan S.A. de C.V.("Copan"). The loan was nonrecourse as to both principal and interest to the Company and was to be repaid out of dividends, if any, from the Copan shares. The shares were pledged to Greenstone as collateral for the loan which was due on or before December 31, 1999. At August 24, 1995, this loan and the related accrued interest obligation, totaling $115,000, were satisfied in conjunction with the sale of the Company's interest in the Copan shares.

     The Company's only producing metals property is the El Limon Mine in the Oronorte district in Colombia, South America. The Company assumed control of operations in late August 1995 and has produced an average of 899 ounces of gold per month since the property was acquired, compared with an historical average of 734 ounces per month. During the three months ending July 31, 1996, the El Limon produced 3,104 ounces and in July 1996, the mine produced a life-of-mine record of 1,180 ounces. This increase in production reflects the implementation of a grade control program that was instituted under the Company's management. Further improvement in grade is anticipated when the equipment for a new slurry pumping system is scheduled to be fully operational by the end of January 1997.

     Operations
     ----------
     Since the Company assumed operations of the El Limon Mine on August 24, 1995, the Company produced 3,746 ounces of gold and 3,500 ounces of silver. The selling prices the Company received averaged $384.49 per ounce for gold and $5.34 per ounce for silver. The cash cost per ounce for gold was $338.50.

     The Company sells most of its precious metal production to one customer. However due to the nature of the precious metals market the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be directly affected by weakness in the precious metals processing business, the Company monitors the financial condition of its customer and considers the risk of credit loss to be remote.

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

     The vein is a white, opaque quartz which normally breaks into pieces under two inches in diameter when blasted and the waste rock which is a dark-colored granite or gneiss breaks into much larger pieces. At the present time, the blasted ore and waste is very dirty and the visual separation based on the color differential is not possible. Separation must be made on fragmentation size alone. Despite this limitation, however, a fifteen percent increase in the ore grade being hoisted and sent to the processing plant has been recorded.

     The next step in this grade control program is to wash the blasted ore and waste so that a separation by color can be made. However, washing will send a large volume of very fine material containing a large percentage of gold to the bottom of the mine shaft. At the present time, the mine does not have the ability to recover this material and bring it to the surface. An engineering study indicated that a slurry pumping system can accomplish this at an estimated cost of $70,000. The system design is completed and the equipment has been ordered. The slurry pumping system is expected to be operational in the fourth quarter of fiscal 1997.

     The processing plant at El Limon is capable of treating 100 tons per day. As the efficiency of the grade control program is increased, less waste is being fed to the plant, thus making room for more ore to be processed on a daily basis. This additional ore can be obtained from expansion of operations at El Limon and/or development of other properties within reasonable ore delivery range of the present processing plant.

     At the El Limon mine, gold production has consistently increased since the end of the fiscal year. Second quarter fiscal 1997 production was at a record 3115 ounces and a life-of-mine monthly production record was attained in July 1996 with production of 1,180 ounces. These improved results stem from the new grade control program at the El Limon mine, the introduction of new satellite ore sources and increased mill recoveries due to operational modifications.

     The characteristics of the ore body, such as vein width and grade, have not changed. The improved output is being accomplished by a two stage upgrading of the mined ore where waste rock that became mixed in with the vein material during the mining sequence is removed prior to the ore being milled. A large percentage of this waste is now being removed while the ore is still underground. The separation is based on the different breakage characteristics of the ore and waste with the waste rock breaking into larger fragments than the vein material. A second ore and waste separation is carried out on the surface. This sorting is based on color since the waste rock is a uniform dark rock compared to the lighter colored ore. These measures have resulted in a 70% increase in mill feed grade for the latest six months compared to the equivalent period a year earlier.

     Since a significant portion of this ore-waste separation is carried out underground, that waste is no longer being hoisted thereby creating hoisting capacity for additional ore. In this way, mill throughput of the upgraded ore has been maintained at around 2,000 tonnes per month. Color separation or ore and waste will be carried out underground once installation of an ore washing and slurry pumping system is completed. This should be fully operational by the end of 1996.

     Personnel changes, production cost controls, metal revenue enhancement programs and new purchasing procedures have been instituted at the mine and in the Medellin office to further increase performance.

     Mine Development
     ----------------
     Expansion and operations at the El Limon is going very well. A change in the mining method has increased productivity in the stopes and development of a new level, Level 6, is underway. The capacity of the locomotive ore cars, and mucking machines, assigned to Level 6 has been increased to improve the efficiency of development and production.

     Development of two other properties, under control of Oronorte, has begun in order to augment production from the El Limon. The first of these, the La Aurora is approximately six kilometers from the El Limon processing facility. At this property, an interior shaft has been extended 130 feet down on a vein and work is in progress drifting horizontally along this strong structure to develop ore reserves. Development ore from work on Level 1 is being sent to the El Limon Plant for processing. In July of 1966 this ore contributed approximately 100 ounces to the month's production. A portal site for the development of level two and subsequent levels has been completed and cross cutting will begin with the arrival of a second one yard LHD (Load Haul Dump) vehicle and five ton truck. This equipment is now in Colombia.

     The second property, the Juan Vara is approximately two kilometers from the El Limon processing plant. Earlier in fiscal 1997, surface diamond drill holes intersected a vein quite similar to the El Limon vein in width and grade. A 700 meter long ramp is being driven to access the vein at about 80 meters below the surface.

     The geometry of both the La Aurora and the Juan Vara vein in relation to the surface topography will make it very easy to develop them (if warranted) with rubber tired mining equipment. A rehabilitated one cubic yard LHD vehicle has been purchased in the United States and is now operating at the mine.

     Exploration
     -----------
     Mine site exploration is focused on the north and south extensions of the El Limon vein. To the north, Level 5 development has exposed 160 meters of the vein with an average width of over 0.5 meters and an average grade of over 35 grams of gold per tonne. By extrapolation of the geology from upper levels there are indications that another 90 meters of vein can be expected in this area. To the south, a diamond drilling program is underway on the Siete concession located immediately south of the El Limon mine.

     Fischer-Watt's exploration team, based out of the Medellin office, has commenced its Colombian regional exploration program. Numerous disseminated gold mineralization prospects are being examined and management believes that the renowned high grade northern Colombian gold fields can host open-pittable, bulk minable deposits. To date, very little exploration has been carried out in this part of Colombia for these deposits.

     In Nevada, Fischer-Watt's exploration includes a preliminary drill program on the Coal Canyon property which will be carried out this year. The property is located on a highly prospective trend of gold mineralization north of Eureka. In addition, new areas are constantly being evaluated for eventual staking and acquisition. The Company's joint venture partners on the Red Canyon, Afgan-Kobeh and Tempo properties continue with exploration programs in accordance with the agreements.

     Private Placement
     -----------------
     On November 15, 1995, the Company announced the completion of a private placement which raised approximately $820,000 to finance the expansion and operation of Fischer-Watt's recently acquired Oronorte gold mine in Colombia. The securities sold in the private placement were units, priced at $.30 per unit, each consisting of two shares of common stock and one warrant to purchase one common share at an exercise price of $.30 through August 31, 1997.

     On March 12, 1996 the Company announced that it had completed a $5 million foreign offering conducted outside of the United States pursuant to Regulation "S". These funds are to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada properties.

     This Regulation S offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Definitions
     -----------
     "Adit"

     A nearly horizontal passage from the surface by which a mine is entered and unwatered.

     "Feasibility"

     Completion of a detailed written evaluation of the technical, economic and environmental feasibility of constructing and operating a mine. The evaluation contains all information customarily required by institutional lenders in determining whether to make debt financing available for a project of its type and size, including capital and operating costs, environmental constraints, water supplies, facilities for disposal of wastes and reclamation.

     "Footwall"

     The mass of rock beneath a fault plane, vein, lode or bed of ore.

     "Force Majeure"

     An event which is outside the control of the parties and cannot be avoided by exercise of due care.

     "Generative Exploration"

     Exploration for mineral deposits in areas not previously recognized as containing mineralization.

     "Net Proceeds Interest"

     Gross revenues from the sale of products, less operating, exploration and development costs of the project, usually calculated on a cash basis.

     "Net Smelter Return Royalty," or "NSR"

     Royalty based on the net amount shown due by the smelter or other place of sale as indicated by its return or settlement sheets, after payment of all freight charges from the shipping point to the smelter, and after all smelter charges have been deducted, but without deduction of any other charges.

     "Participating Interest"

     The percentage interest representing the operating ownership (cost and revenues) of a participant in a joint venture agreement.

     "Stope"

     An excavation from which ore has been excavated in a series of steps. Usually applied to highly inclined or vertical veins.

     "Strike"

     The course or bearing of the outcrop of an inclined bed or structure; the direction of a horizontal line in the plane of an inclined stratum.

     "Target"

     The indicated location of a potential ore body. The location is indicated by geologic data and concepts and includes a drilling plan (with specific drill hole locations) that will test the accuracy of the geologic data and concepts by penetrating the potential ore body. One property may contain several targets.

     "Tonne"

     A unit of weight equal to 2,240 pounds. Also called a long ton, as distinguished from short ton, a weight measurement equal to 2000 pounds.

     "Winze"

     A vertical or inclined opening or excavation, sunk underhand, connecting two levels in a mine.

     "Work Commitments"

     Total amount of work to be performed on a property to satisfy the terms of the agreement under which the property was acquired. It may be expressed in total dollars to be spent on the property or the number of feet to be drilled on the property.

     Plan of Operation
     -----------------
     The Company anticipates that it will, during fiscal 1997, continue to improve its operations at Oronorte through additional capital improvements in rail mounted equipment for Level 6 of the El Limon Mine, an additional load haul dump vehicle (LHD) for the development of the La Aurora, a nearby property under the control of Oronorte and the Juan Vara, a second satellite source under development just two kilometers south of the El Limon, and through implementation of the recommendations of an engineering study for improving the performance of the processing plant and assay laboratory at the El Limon Mine. In addition, the Company plans to begin development of the El Carmen property in the Oronorte district, begin a regional exploration program in Northern Colombia and continue exploration efforts in the Battle Mountain-Eureka Trend in Nevada. The Company intends that these activities will be accomplished with the Company's own funds.

     While the Company reported net income in fiscal 1996 primarily as a result of realizing gains on the sale or exchange of non-producing mineral properties, it continues to experience negative cash flow from operations and incur losses from mining. Management believes that as the recently-acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and in the interim will fund operations with the cash raised in its March 1996 offering. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of gold and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

     Information About Industry Segments
     -----------------------------------
     Fischer-Watt operates in only one segment, mineral activities.

     Narrative Description of Business
     ---------------------------------
     Fischer-Watt has been engaged primarily in the location, acquisition, exploration, development and production of precious metal mineral properties.

     The search for precious metal  deposits that can be profitably  produced is
extremely  high  risk  and  development   requires  large  capital  outlays  and
operational expertise.

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During 1995, gold prices averaged over $384 per ounce and fluctuated from a low of $374 to a high of $397. During the last ten years, gold prices have averaged $386 per ounce and stayed over $300 per ounce while modern heap leach technologies have has allowed lower grades of ore bodies to be mined. For several years, this trend created a resurgence in the United States of exploration activity for gold in the minerals industry. During the past several years, this increase in activity has expanded to Latin America.

     The availability of mining prospects is dependent upon the Company's ability to negotiate leases or concessions with property owners or to locate claims pursuant to the General Mining Law of 1872. Bills recently passed and currently being considered by the United States Congress to amend the federal mining law could substantially impair the ability of the Company and other companies to develop mineral resources on federal unpatented mining claims which constitute one of the primary sources of mining properties in the United States. Such bills contain provisions to eliminate or substantially impair the ability of companies to obtain a patent on unpatented mining claims as well as provisions for the payment of royalties to the Federal government.

     Other than mining claims, leases, concessions and agreements, the Company has no patents, trademarks, licenses or franchises material to its operations. (See Item 2-Description of Property).

     All of the properties in which Fischer-Watt has an interest are accessible throughout the year.

     If mineralized deposits are discovered under claims or leases in which Fischer-Watt owns an interest, the economic viability of the deposit may depend upon numerous factors not within the Company's control, including the selling price of minerals, the extent of other domestic production, proximity and capacity of water and mills, and the effect of state, federal or foreign government regulations.

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

     Competition in the Company's industry occurs almost exclusively in the acquisition of mining properties because the market price for gold is determined by market factors and conditions that are beyond the Company's control. The exploration for, development of and acquisition of gold and other precious metal properties are subject to intense competition. The principal methods of competition include: (i) bonus payments at the time of lease acquisition, (ii) delay rentals and advance royalty payments, (iii) the use of differential royalty rates, (iv) the amount of annual rental payments, (v) exploration and production commitments by the lessee and (vi) staking claims. Companies with greater financial resources, larger staffs and labor forces, and more equipment for exploration and development may be in a more advantageous position than the Company to compete for such mineral properties. Management believes that competition for acquiring mineral prospects will continue to be intense.

     The mining industry, including Fischer-Watt, must follow certain local, state and federal regulations imposed in each country where it operates to maintain environmental quality. To the best knowledge of management, all the Company's projects comply with present regulations and their compliance has not resulted in any additional material capital and/or operating costs. The Company's principal executive officer has been involved in the permitting of mines throughout his career. He keeps abreast of applicable legislation affecting the permitting process. Outside consultants are also available that specialize in the permitting process. In Colombia, the Company believes that it is in full compliance with the regulations issued by the Environmental Ministry, a newly created agency that oversees environmental regulations. It cannot be known at this time what additional future laws and regulations might be adopted, nor their effect, if any, on the Company.

     At September 1, 1996, Fischer-Watt and subsidiaries have employees as shown below by company:

     Company             Full-time       Part-Time     Total
                         Employees       Employees    Employees
                         ---------       ---------    ---------
     United States           7                2            9

     Foreign                43                2           37
                          ------           ------      ------
          Total             50                4           54
                          ======           ======       ======

     In addition, the Company contracts with a labor cooperative at the El Limon Mine that provides an hourly labor force of over 200 people. The labor cooperative has been contracting with the El Limon Mine since April 1992. It is currently operating under a one year contract that expires January 15, 1997. Annual pay ranges from $2,160 to $4,800 per year. Benefits which include health insurance, retirement, social security and vacation and holidays run approximately 56% of annual pay.

     Foreign Operations
     ------------------
     All of the Company's current production and mining operations are derived from its Colombian subsidiary. In past years, the Company has had significant losses due to property abandonments in Central America and in Mexico. All prior year gains on the sales of mineral interests have been the results of sales of mineral interests in the Republic of Honduras. The Company plans to continue exploration efforts in South America and Mexico as well as in the western United States, principally in Nevada.

     In February 1991, the Company began concentrating its exploration efforts in the Republic of Honduras, where it acquired nine properties by concession or lease plus an ownership interest in a Honduran corporation. It has since abandoned seven of those properties and sold two properties plus its interest in the Honduran corporation in conjunction with the Oronorte acquisition. Several of these properties were abandoned in prior years for lack of funds.

     The Company also owns interests in non-producing mineral concessions in Mexico through its 50%-owned Mexican corporation, Minera Montoro S.A. de C.V. ("Montoro"). Montoro was incorporated in Mexico City, Mexico in October 1989. The remaining 50% is owned by Jorge Ordonez, a director of the Company, and his family and business associates. Effective July 1996, the Company's interest increased to 65%.

     At this time, management is unaware of any extraordinary risks associated with the Company's present, or proposed, operations in these countries. Colombia has a strong tradition of private property rights and is one of the few Latin American countries that did not nationalize much of its basic industry. The guerrilla situation is an ongoing problem but the Company has recently increased its security measures at the El Limon Mine and is constantly evaluating the risks. Inflation remains a problem but has declined to 20% in 1995. Hedging mechanisms are available to mitigate the effects of inflation and the Company is investigating possible solutions. The Company does not presently employ forward sales contracts or engage in any hedging activities. The government of Colombia imposes a 4% royalty on the production of gold and silver.

                FINANCIAL INFORMATION RELATING TO THE COST BASIS
                   OF FOREIGN AND DOMESTIC MINERAL INTERESTS:

                             Year Ended January 31,

                              1996         1995        1994
                            -------      -------     -------
     United States      $ 1,661,000    $ 304,000    $ 340,000
     Colombia             1,488,000         -            -
     Costa Rica                -            -         197,000
     Honduras                  -         174,000      206,000
     Mexico                    -            -          62,000
                          ---------      --------    --------
     Mineral Interests   $3,149,000    $ 478,000    $ 805,000

Item 2.  DESCRIPTION OF PROPERTY.

     SUMMARY
     -------
     The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Colombia and in the United States in the states of Arizona, California, Nevada, as well as in Mexico. The Company's interest in the properties varies on a property by property basis. The nature and amount of the Company's interest in properties is discussed in this item.

     COLOMBIAN PROPERTIES
     --------------------

     Oronorte, Department of Antioquia, Colombia
     -------------------------------------------

     Oronorte is a mining company licensed to operate in Colombia. It is 99.95% owned by Fischer-Watt and Fischer-Watt's wholly-owned subsidiaries. All of Oronorte's mining licenses and permits were transferred to it from Greenstone in 1995. At this time, Oronorte holds a total of four mining permits and sixteen mining licenses in the Oronorte district comprising an area of 5,735.12 hectares. The following properties are included in the Oronorte district.

     1.  El Limon Mine.

     2.  Juan Vara prospect.

     3.  La Aurora Mine.

     4.  El Carmen property.

     At the present time, the El Limon Mine is in production, the La Aurora Mine is in development, the Juan Vara prospect is under development and at the El Carmen property a second stage surface drilling program is scheduled for completion by December of 1996.

     All of the properties are located in north central Colombia in the Department of Antioquia. The first three properties are within 2 to 6 kilometers of each other and have a common geological environment. The El Carmen property is approximately 20 kilometers northeast of the El Limon Mine and has a different geological environment.

     Access to the El Limon Mine is by road from Medellin, approximately 160 kilometers to the southwest. The mine is on the main road leading from Bogota to the port of Barranquilla on the Atlantic Ocean. It is a one day drive from the mine to the port of Buenaventura on the Pacific coast where the Company ships its concentrates to Japan. The closest airport is at El Bagre, one hour north of the mine by road. It is serviced daily by four scheduled Twin Otter flights of 30 minutes from Medellin. El Bagre is a town of about 10,000 people and is located on the Nechi river.

     The mine is about 5 kilometers south of the town of Zaragoza which is also on the Nechi river about 24 kilometers south of El Bagre. Travel between Zaragoza and El Bagre can be by road or river.

     The El Limon facilities are connected to the government power grid. Since the government rations power, the mine has installed two diesel powered generators with outputs of 260 and 240 kw. There are periods of time when there is insufficient power to operate all of the plant and mining equipment simultaneously. During these periods, management has elected to run the mill, one compressor, hoists and lighting. This means there is insufficient compressed air and ventilation in the mine and work is impeded.

     The town of Zaragoza is also connected to the national telephone network. The mine is connected to this network via radio telephone. An office is maintained in the town to allow the use of fax communications. Recently, a new telephone has been installed on the property. It is connected by satellite and phone calls can be made around the globe.

     The Juan Vara Vein is the strike extension of the El Limon Vein and is located approximately 2 kilometers south of El Limon.

     The Aurora Vein is located 6 kilometers south of the El Limon Mine. It has the same strike as the El Limon vein but is structurally situated approximately 300 - 400 meters in the footwall.

     The El Carmen property is located 20 kilometers northeast of the El Limon Mine. It is the most northerly of a number of gold bearing quartz sulfide vein systems known to occur between El Bagre and the town of Segovia, which lies 60 kilometers to the south.

     History
     -------
     The El Limon Mine was discovered by prospecting in 1939 and was operated on a small scale until 1946 when lack of capital forced suspension of operations. In 1947, G. Leland and H. Vom Stauffen examined the property for the Timmins Group of Montreal. The company deemed the mine to be too small at that time to mount an efficient operation. Leland and Vom Stauffen considered the project to be economic and formed a partnership to exploit the mine by improving the milling facilities. Proven reserves at the time were about 12,000 tonnes at 35 grams gold per tonne.

     Choco - Pacifico leased the property in 1958 and drilled six holes, three of which intersected a high grade section of the vein. Reserves were calculated at 25,000 tonnes of 35 grams gold per tonne. Choco - Pacifico returned the property to Vom Stauffen in 1962 when the parent decided to invest further in the Segovia Mines and the Nechi Placers.

     Vom Stauffen continued to operate the mine from 1962 to his death in 1975, when his widow sold the mine to other investors who fought amongst themselves. Grupo Minero Ltda. of Medellin and Oro Norte S.O.M. resolved the legal problems and received clearance from the Mine Department to begin exploiting the deposit. These companies lacked capital and know-how and were approached by Greenstone with a proposal to purchase and operate the mine. The deposit was acquired by Greenstone Resources in 1986 and placed into production in November 1990.

     Following the acquisition by Greenstone, metallurgical testing, plant re-design and additional exploration was undertaken.

     Underground mine development was started in 1990. Since that time the work has consisted of developing the main levels, deepening one shaft and installing a production hoist, sinking a winze and installing a hoist, driving the stope raises and mining the rooms. Some pillar recovery has been carried out.

     El Limon Mine Historical Production
     -----------------------------------

          Calendar Tonnes     Recovered   Avg.   Recovered    Head
          Year     Milled       Troy    Recovery  Ounces      Grade
                               ounces   Percent   Per Tonne  g/Tonne
          -----    ------     -------   -------   ---------  -------
          1990*     2,040        365        90       0.180     6.19
          1991     24,567     10,241        90       0.420    14.41
          1992     17,302      7,679        90       0.450    15.34
          1993     26,961      9,990        90       0.380    12.80
          1994     23,011      7,510        91       0.324    11.10
          1995     22,563      8,603        92       0.381    12.89

     * Two months' operation

     As shown in the table, the head grade peaked at 15.34 grams of gold per tonne in 1992. Since then, the grade has dropped and the tonnes processed have increased.

     This trend has caused negative cash flows from 1993 to 1995. The main reasons for this were: Inadequate grade control procedures; low productivity due to shortage of mine equipment; insufficient haulage facilities, only one locomotive underground with haulage on two levels and a high rate of inflation.

     Since September 1995, when Fischer-Watt took over the property, grade control methods have improved. The average mill head from October 1995 to March 1996 was 17.6 grams of gold per ton as compared to 12.89 grams of gold per ton for 1995.

     Proven and probable geological reserves at El Limon and La Aurora as of June 1996 stood at 40,610 tonnes at a grade of 14.00 grams of gold per ton. These reserves were calculated by Oronorte's resident geologist, and reviewed and verified by Davy International, an independent industry consulting firm. These diluted geological reserves are those tonnes that have been diluted to include a mining height of 1.35 meters perpendicular to the dip of the vein. Specific gravity of the vein is 2.65 and specific gravity of the waste is 2.80. The minimum cut-off grade used is 9 grams of gold per ton and the erratic high values, higher than 100 grams of gold per ton are cut to 100 grams of gold per ton while calculating the grades of these reserves. Initial reserve estimates made in 1989, prior to the commencement of production, calculated the reserves at 41,000 tons at 14.3 grams of gold per ton, virtually the same as currently indicated even though in excess of 136,000 tonnes have been mined over the life of the mine. The nature of narrow, high grade hydrothermal gold veins such as are present at El Limon is that the relatively low reserve estimates are due to the high cost of developing these reserves.

     The calendar year 1996 mining plan calls for the mining and processing of 25,980 tonnes of ore and the recovery of 12,531 ounces of gold (389,714 grams). It is anticipated that the development and exploration work to be carried out at El Limon during 1996 will replace the reserves to be mined during 1996.

     At the present time, Oronorte has a concentrate purchase and treatment agreement with Nissho Iwai Corporation. The agreement is dated March 12, 1996 and is for a duration of one year to December 31, 1996.

     El Limon
     --------
     A description of the mining and processing operations at El Limon is presented below.

     Access to the mine is from an adit on Level 0 (Elev. 135 meters). Three inclined winzes provide access to the lower levels.

     The mining method being used is inclined room and pillar with no filling. The vein strikes north-south, dips 42 west and has an average thickness of 45 cm. With such a low dip, all broken ore is mechanically (or manually) mucked to ore chutes.

     Material from underground is hauled to the surface, where, by utilizing a crusher grizzly, a vibrating feeder, a jaw crusher, a vibrating screen, it is then sent to a cone crusher and fed to a ball mill.

     From the ball mill, the material feeds to a pulsating jig. The jig concentrate is processed in a furnace at the mine and poured into bars. Jig overflow is fed through Krebs cyclones, then sent to flotation tanks. It is then filtered and dried to produce a concentrate which is shipped by truck to the port of Buenaventura on the Pacific coast. From there, it is transshipped by steamship to Japan for refining. All of the concentrates are sold to one refiner under a one year contract. The contract calls for payment of 90 percent of the estimated value of the shipment within three business days of presentation of the invoice. Subject to final assays and adjustments, the remaining amount is paid within 60 days of receipt of the shipment.

     Mill recoveries average 90%.

     The current "hourly paid" labor force are residents of the town of Zaragoza and surrounding area. They are all members of a cooperative called "Precooperativa de Trabajo Asociado de Zaragoza - Precoomizar Ltda." This particular cooperative is one of the first being used in the Colombian mining industry.

     The cooperative concept, whereby the company contracts for its labor and pays the cooperative which, in turn, pays the workers and is responsible for benefits, is being encouraged by the Colombian government. The system being used at El Limon has brought peace to a formerly troubled labor situation.

     The total number of persons working at the mine site is 342. An additional 10 staff employees (8 full time plus 2 part time) and five contractors are located in the Medellin office. Thus the total payroll consists of 357 persons, of which 230 are employed through a third party employee leasing contract and 82 are contract employees.

     Juan Vara Vein
     --------------
     The Juan Vara Vein has been trenched and a short adit was driven in the vein. Recently, two diamond drill hole have been completed from surface. One hole intersected the vein at a depth of 80 meters below surface. At this point, the vein is 0.4 meters with an assay grade of 43 grams of gold per tonne. The second hole intersected a narrow vein but was stopped short of the main vein due to mechanical problems with the drill rig. A 700 meter ramp from surface is being driven to access this vein at a depth of 80 meters.

     Aurora Vein
     -----------
     Access to the Aurora Vein is through an inclined shaft to a depth of 30 meters. A 130 meter long drift has been excavated in the vein. Development ore from this vein is being shipped to the El Limon mill. In July 1996, this ore contributed 100 ounces of gold to the month's production. This magnitude of contribution is expected to continue throughout the remainder of the year.

     El Carmen
     ---------
     The only recorded exploration work at El Carmen was completed by Dual Resources, a Canadian company, with assistance from Greenstone. Dual Resources acquired the property in 1987 and conducted a two phase program of trenching and diamond drilling which established indicated reserves of 146,288 tonnes at a recoverable grade of 11.0 grams of gold per tonne. These geological reserves were calculated by Behre Dolbear and Company, Inc., an independent industry consultant.

     The new drill program at the El Carmen property, located 25 kilometers northeast of El Limon, is planned to start by the end of October, 1996, and a considerable increase in reserves is anticipated. If the drilling program justifies development, the Company intends to employ contract mining at the El Carmen to limit the amount of capital required.

     Regional Geology
     ----------------
     The gold prospects and mines which make up the Oronorte properties lie in a thick sequence of Paleozoic age metasediments within the Central Colombian Cordillera. The main group of properties, which include the El Limon Mine and the La Aurora and Juan Vara prospects, occur along 15 kilometers of strike on the west side of the Otu fault. This major regional structure has a total strike extent of approximately 120 kilometers in a direction of N20 degrees W S20 degrees E. A number of gold bearing quartz veins also occur on the east side of the Otu Fault, including the Company's El Carmen prospect. The quartz gold veins of the Oronorte area were formed from hydrothermal solutions produced by Cretaceous age intrusions and their location is strongly influenced by the Otu Fault.

     The El Carmen prospect is the most northerly of a number of gold bearing quartz-sulfide vein systems that occur in a quartz diorite batholith of Jurassic age that intrudes the Paleozoic basement. Approximately 60 kilometers south, in an identical geological setting, lies the Segovia district which currently products up to 60,000 ounces of gold a year from underground operations. This district has produced 4.3 million ounces of gold from quartz sulfide vein systems. One of the largest of these, the El Silencio Mine, has worked a vein which extends at least 2 kilometers along strike and 1.3 kilometers down dip.

     The geology of the Oronorte mines and deposits is described below.

     El Limon Mine
     -------------
     The El Limon deposit is a typical epithermal gold bearing quartz vein of late Cretaceous age. Its strike direction is N5 degrees W and S5 degrees E and the amount of dip varies from 35 degrees to 45 degrees towards the west. The vein is continuous for more than 300 meters along strike between sections 4800N and 5150N, extending from surface to Level 6 - 250 meters vertically below the surface. The deposit is open at depth and along its strike direction.

     Well defined mining contacts occur to the north and south on Levels 0, 1 and 3. On these levels, quartz vein grades decrease to less than 5 grams of gold per tonne within a few meters along strike. This results in a decrease of mining grade, over a 1.2 meter width, to less than 2-3 grams of gold per tonne from 10-20 grams of gold per tonne. However, surface quartz vein exposures and underground drilling north and south of the mine indicate a continuation of the gold mineralization regionally.

     The vein is structurally continuous except for a series of reverse faults with displacement ranging from 0.5 to 40 meters. There are two main fault planes (Lionel & El Limon) which have displaced the vein by 35 - 40 meters each in a sinistral sense. Because of this displacement, level 2 has been structurally eliminated from El Limon mine.

     Gold Mineralization
     -------------------
     Gold mineralization is related to sulfide content, predominantly pyrite, with minor amounts of galena and sphalerite. Sulfide content ranges between 5 and 12% and is a reliable visual indicator of grade. The gold to silver ratio is 1:1. Generally, the sulfides occur as distinct bands 2-5 mm in thickness in the upper half of the vein. The bands are relatively continuous over several meters. Occasionally, the banded structure is replaced by a more irregular, patchy sulfide distribution. There is no direct relation between internal structure and grade. The presence of galena indicates improved gold values, even in zones with a sulfide content well below the 5-12% range. Drilling and development to date indicate an increase in galena content with depth.

     So far it has been observed that gold grade over a 1.2 meter mining width is increasing with depth. Above Level 1, the average grade is 11 grams of gold per tonne over 1.2 meters, on Level 3 the grade is 17 grams per gold per tonne, this same trend continued on Level 4 but on level 5, the grade in the south end decreased considerably to 2-3 grams of gold per tonne gold for a strike length of 150 meters. However, the grade in the north end has increased considerably to 21 grams of gold per tonne for a mining width of 1.35 meters over a strike length of 30 meters.

     Juan Vara Vein
     --------------
     The Juan Vara Vein is the strike extension of the El Limon Vein and is located approximately 2 kilometers south. This vein has been trenched and a short adit was driven in the vein. True width of the vein varies from 0.2 meters to 0.4 meters and the gold grades are 33 grams of gold per tonne and 8 grams of gold per tonne respectively. A ramp from the surface is underway for the development of this vein to a depth of 60 meters.

     Aurora Vein
     -----------
     The Aurora Vein is located 6 kilometers due south of the El Limon Mine. It has the same strike as El Limon but is structurally located approximately 300-400 meters in the footwall. Its geological environment is similar to the El Limon Vein.

     The Aurora vein is a massive milky quartz vein dipping 45 degrees to the west and cutting metasedimentary host rocks. The main sulfides are pyrite, pyrrhotite, chalcopyrite, sphalerite and minor amounts of galena.

     The sulfides constitute 3-5% of the total vein material and most of the sulfides were concentrated towards the north end of the drift. The grade of the vein is 16 grams of gold per tonne over a width of 40 centimeters for a strike length of 40 meters from the north face. The grades from the south end of the drift range from trace to 5 grams of gold per tonne over the vein width. The concentration of sulfides in the south end is less than 1%.

     In order to develop this vein on lower levels, the driving of a ramp from surface to a depth of 100 meters is will begin in September 1996. The portal site for this ramp has been prepared.

     DOMESTIC PROPERTIES
     ------------------

     Annual filing fees of $100 per claim are required to continue the ownership of an unpatented lode mining claim in the United States. An unpatented lode mining claim gives the owner the right to mine the ore and to use its surface for mining related activities. A patented mining claim conveys fee title to the claimant (all surface and mineral rights). The Company is current for all required fees and payments for all of its mining properties. If joint venture partners are required to make these payment and fail to perform their commitments, the Company would be in danger of losing its property position.

     Bills currently being considered by the United States Congress to amend the federal mining law could substantially affect the ability of the Company and other companies to develop mineral resources on federal unpatented mining claims which constitute one of the primary sources of mining properties in the United States. Such bills contain provisions to increase the filing and holding costs of unpatented mining claims as well as provisions for the payment of royalties to the federal government.

     Because mining claims in the United States are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is extremely difficult to ascertain the validity of unpatented mining claims from public real estate records; therefore, it can be difficult to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented claim is challenged by the government or by a private party, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that unpatented claims that were valid when located could become invalid if challenged.

     Serem Gatro Canada, Inc. ("Serem Gatro") sold GBEM to GBM in May 1995. As a condition of that sale, a Participation Agreement between Serem Gatro and GBM gives Serem Gatro the right to participate in any of the core properties including the Afgan-Kobeh, Coal Canyon, Red Canyon and the Tempo properties. Under the terms of that agreement, at feasibility, Serem Gatro may elect to become a joint venture partner at a level of up to 40%. This back in right, if exercised, would reduce GBM's interest in the property and would effectively require both Serem Gatro and GBM to fund their proportionate share (based on their respective participation interests) of all development costs, whether incurred prior or subsequent to exercise of the bank in right. Based upon the amount spent by each party on a specific property up to the time of exercise of the back in right, this could result in one of the parties having to fund all of the future development costs until the amount of spending by both parties is in proportion to their respective participation interests. As described below, this Participation Agreement has been modified on certain properties.

     MATERIAL CONTRACTS
     ------------------
     Afgan-Kobeh, Eureka County, Nevada
     ----------------------------------
     The Afgan-Kobeh property is located approximately 25 miles northwest of Eureka, Nevada in the northeast corner of Kobeh Valley along the southern flank of the Roberts Mountains. Access to the property is via paved highway and a graded county road.

     The Company has approximately 1,570 acres of unpatented lode claims under lease from the Lyle F. Campbell Trust and an additional 3,530 acres of unpatented lode claims which were acquired through claim staking. The lease requires an annual work commitment of $200,000 which is divided proportionally between leased and staked claims over the years 1996-99, with the full amount to be committed to the leased claims in the year 2000. The lease also requires a $40,000 advance minimum royalty payment in January 1997 with escalating annual minimum royalties in the succeeding years. Federal claims are subject to a 5% Net Smelter Royalty to the owner. The Company's claims are subject to a 1% Net Smelter Royalty payable to the owner of the leased claims and a $2.00 per ounce finder's fee payable to Golden Regent Resources Ltd.

     The Afgan-Kobeh joint venture is comprised of three groups of properties:

     1. The Afgan Mineral Lease dated effective November 8, 1993 by and between GBEM, and Lyle F. Campbell, sole trustee of the Lyle F. Campbell Trust, as amended (the "Afgan Property").

     2. The Kobeh property is covered by an exploration letter agreement dated April 11, 1991 by and between GBEM, and Golden Regent Resources Ltd. (the "Kobeh Property"). The Kobeh Property is burdened by a $2.00 per ounce production royalty requirement to Golden Regent Resources Ltd., and by a 1% production royalty to Lyle F. Campbell, sole trustee of the Lyle F. Campbell Trust.

     3. The Kim Chee Property is comprised of 129 unpatented lode claims and the are of interest extends to any mining claims located within 1.5 miles of any point on the perimeter of the Afgan Mineral Lease, as well as any additional claims or property rights acquired within one mile of the perimeter of the Kobeh Property. The Kim Chee Property is owned by Cominco and is subject to a 1% production royalty in favor of Lyle F. Campbell, sole trustee of the Lyle F. Campbell Trust.

     The leased claims have been explored by a number of major mining companies since their location in 1980. As a result of this exploration, drilling indicated a geological resource of about 80,000 ounces of gold. The mineralization remains open in several directions.

     The properties are currently the subject of a joint venture with Cominco American Inc. ("Cominco") in which the Company has retained 20% interest in the property. Cominco contributed 2,700 acres of unpatented claims as part of this joint venture. The property and joint venture are subject to a 40% back in right by Serem Gatro. If the back in right is exercised, the Company reverts to a 10% Net Profits Interest (NPI) on the leased claims and a 5% Net Smelter Royalty on the GBEM claims.

     The Afgan-Kobeh joint venture dated January 1, 1996 vests Cominco with an 80% participating interest and Great Basin with 20% participating interest in all of the properties, subject to Cominco's completion of its initial contribution obligations. Cominco is required to expend $1 million (in minimum $200,000 annual increments) on the venture from January 1, 1996 through December 21, 2000. Cominco is also obligated to complete a feasibility study before December 31, 2000, although it has an option to extend this date for three years by making certain additional payments. Finally, Cominco is required to pay the advance mineral royalty due under the Afgan mineral lease. Failure of Cominco to perform any of these obligations would be deemed to be a withdrawal from Cominco from the Afgan-Kobeh Joint Venture.

     If a feasibility study is performed by Cominco for the Afgan-Kobeh Joint Venture, Serem Gatro has a 90 day option to exercise its rights under the participation agreement to acquire an interest in the properties covered by the feasibility study and to form a joint venture corporation as contemplated by the participation agreement. Serem Gatro could elect to acquire up to a 40% participating interest.

     In the event that Serem Gatro acquires a participating interest in the Afgan-Kobeh Joint Venture, the venture would be terminated and the properties covered by the feasibility study would be transferred to the joint venture corporation. Cominco would be substituted as a party to the participation agreement in the place of Great Basis Exploration and Mining Co., Inc. and Cominco's interest in the joint venture corporation would be the difference between 100% and the interest elected by Serem Gatro.

     Upon exercise of Serem Gatro's option, Great Basin would have no further participating interest in the properties, but it would be entitled to receive an assignment of production royalties burdening the properties as follows:

     1. A 10% net proceeds royalty for products produced from the Afgan property; and

     2.  A 5% net returns royalty for products produced from the Kobeh property.

     The net proceeds royalty is defined in the Afgan-Kobeh Joint Venture and is essentially cash receipts from the sale of products from the Afgan Property, less all cash expenditures of any kind relating to the exploration, feasibility study, permitting, development, mining, milling, transportation and marketing of those products. The five percent net returns royalty on the Kobeh Property is the actual amount received by the venture from the sale of products produced from the Kobeh property less royalties, transportation, smelting, refining and similar charges, and marketing costs. The net returns royalty is also defined in the Afgan-Kobeh Joint Venture.

     The Afgan-Kobeh Joint Venture does not provide for an assignment to GBEM of any royalty interest in the Kim Chee Property should Serem Gatro exercise its rights.

       Coal Canyon, Eureka County, Nevada
     -----------------------------------
     The Coal Canyon Property is located in the northern Simpson Park Range, about 12 miles south southwest of the Cortez gold mine. Access to the property is via paved highway from either Carlin or Eureka, and then by graded county road, to a point just north of the property.

     The Company has approximately 1,680 acres of unpatented Federal lode claims under lease from their owner, which are subject to a 4% Net Smelter Royalty ("NSR") at the start of production, but with a maximum royalty of $5 million. The lease requires an annual drilling commitment of $200,000. Federal claim rental payments of $9,100 for 1996-97 were paid. Federal claim rental payments for 1997-98 totaling $9,100 are due on or before August 31, 1997.

     The Coal Canyon property is subject to the February 19, 1991 Mineral Lease Agreement with option to purchase between H. Walter Schull and GBEM The lease has been amended on three occasions and a fourth amendment has been circulated to Mr. Schull. The Mineral Lease Agreement itself has an area of interest of one mile around the perimeter of C.C. 1- 68 Claim Block, where any new claim must be staked in the lessor's name.

     The Coal Canyon property has been explored by several mining companies since the claims were staked in 1985. Gold mineralization was identified and encountered in drilling by one of the prior leaseholders, who subsequently withdrew from their lease.

     The Coal Canyon property is not committed to any joint venture or any agreement, aside from the Mineral Lease Agreement. A two-hole exploratory drilling program is planned for late fiscal 1997 in hopes of enhancing the joint venture appeal of the property. The Coal Canyon lease grants GBEM the irrevocable option to purchase the Coal Canyon property at any time prior to February 18, 2090 for $5 million, adjusted for inflation. The property is subject to Serem Gatro's back-in rights. The Coal Canyon Mineral Lease Agreement allows the company to assign its interest to a corporation in which it has a controlling interest, or to any joint venture to which the company is a partner.

     Red Canyon, Eureka County, Nevada
     ---------------------------------
     Red Canyon is located approximately 35 miles northwest of Eureka in the northwest corner of the Roberts Mountains, and about four miles southeast of the Tonkin Springs gold mine. Access to the property is by way of paved highway from Eureka and graded county road to the northern edge of the claim group at Tonkin Springs.

     The Company leases approximately 4,750 acres of unpatented federal lode claims from Edward L. Deveyns and David Ernst, joint lessors under a mining exploration and lease agreement, dated July 10, 1992. Federal claim, lease and rental payments of $23,700 for 1996-97 were paid. Federal claim, lease and rental payments for 1997-98 totaling $23,700 are due on or before August 31, 1997. An advanced royalty payment of $50,000 was made by the Company's joint venture partner on July 10, 1996.

     Red Canyon has been explored by several mining companies since the claims were originally staked in 1985. Gold mineralization was identified by rock and soil sampling and verified by shallow, first pass, rotary drilling.

     Since the property was acquired by GBEM in October 1991, geological, geochemical and geophysical surveys have been used to target rotary and core drill holes toward potential gold mineralization. Economic grades and widths of gold mineralization were intersected by several GBEM drill holes and extensions of that mineralization have been projected into untested areas. Hemlo, as operator of the joint venture, is planning additional geophysical surveys and drilling to test a number of areas showing potential for gold mineralization.

     The property is the subject of a joint venture agreement between the Company (20%) and Hemlo Gold Mines (USA) Inc. (80%) ("Hemlo"). The joint venture is subject to the back-in right by Serem Gatro, as amended by the November 30, 1995 subordination and back-in agreement between GBEM, Serem Gatro and Hemlo which, if exercised, would leave the Company with a 9% working interest.

     During the term of the November 30, 1995 Mining Venture Agreement between Hemlo and GBEM, the Mining Venture Agreement governs all rights and obligations of Great Basin and Serem Gatro respecting the Red Canyon Property. In the event of the failure to complete a feasibility study, or the incurring of $6 million in venture expenses, then the Serem Gatro Participating Agreement would be controlling under its original terms. In the event that Hemlo completes its initial contribution and is vested with an 80% participating interest with GBEM retaining the remaining 20%, then the Participating Agreement becomes forever null and void and the subordination and venture agreements would permanently control.

     Serem Gatro has the right to acquire up to a 40% participating interest upon either the completion of a feasibility study by Hemlo or the completion or incurring of $6 million in venture expenses. At that point, Serem Gatro can acquire up to 40% participating interest in the mining venture. The first 11% of that interest must be conveyed by GBEM subject to other terms and provisions which would govern if GBEM owns less than 11% and Hemlo would be required to convey the other 29% or such lesser or greater interest as would be necessary to meet the Serem Gatro exercise of its purchase right. The subordination agreement to the Mining Venture Agreement contains a formula which determines the purchase price for the interest purchased by Serem Gatro.

     Once GBEM's participating interest falls below 5% but is greater than 0% then its participating interest would be automatically converted to a 5% net proceeds interest and GBM would be deemed to have withdrawn from the mining venture as a participant.

     Tempo, Lander County, Nevada
     ----------------------------
     The Tempo Prospect is located approximately 17 miles northwest of the town of Austin, Nevada, and the property is accessible by dirt road.

     The Company's interest in the Tempo Property is pursuant to a mineral lease agreement between the Lyle F. Campbell Trust and GBEM dated October 14, 1994. The Company leases unpatented mining claims and has located other unpatented mining claims totaling 9,049 acres. The Company is required to pay an advanced minimum royalty of $40,000 in 1996, $80,000 in 1997, and $120,000 per annum thereafter. A work commitment of $100,000 is required in 1996 and $200,000 per annum thereafter. Advanced minimum royalty payments and work commitments can be taken in kind if production is achieved.

     Past activity on the property began with exploitation of a near surface auriferous quartz vein at the Malloy mine. Available information on the Malloy mine indicates past production was more than $5,000 but less than $10,00 total gold value. Modern exploration activities by several companies from 1968 to 1988 focused on the north area of the property where widespread surface gold values can be obtained in soils and rocks. Several unsuccessful drilling campaigns followed that identified significant but sub-economic quantities of gold.

     From 1986 to the present, exploration activities shifted to the southern and central portions of the property where soil geochemical sampling identified widespread gold anomalies. Follow-up drilling of these anomalies indicated significant ore-grade gold mineralization. Field work by company geologists in 1995-96 involving over 5,200 feet of trench sampling and mapping has confirmed the drill-identified gold mineralization intercepts and identified a previously unknown area of gold mineralization.

     The Tempo Lease has been committed to the Joint Venture Agreement between GBEM and Digger Resources, Inc. ("Digger"), which became effective on or about July 25, 1996 ("Tempo Venture"). The Tempo Venture vests Digger Resources Inc. with an 80% participating interest and GBEM with a 20% participating interest in the Tempo Property. Digger Resources Inc. is obligated to expend $1.5 million on the Tempo Venture before December 31, 2000 or complete a feasibility study by that date. Failure to perform either of these obligations would be deemed to be a withdrawal by Digger Resources Inc. from the Tempo Venture.

     Under the terms of the joint venture agreement, Digger acquired 80% of the Company's interest in the Tempo property. Digger has also become operator of the property. Should Serem Gatro exercise its option to acquire the maximum 40% participation interest in the property, Digger would retain a 60% interest and the Company would retain a 7.5% Net Proceeds Royalty. Under the terms of the joint venture agreement, Digger has agreed to assume responsibility for advanced minimum royalty payments and work commitments.

     If a feasibility study is performed for the Tempo Venture, Serem Gatro has a 90 day option to exercise its rights under a participation agreement between the Company and Serem Gatro dated May 31, 1995, to acquire an interest in the Tempo property. Serem Gatro could elect to acquire up to a 40% participating interest and cause a joint venture corporation to be formed to hold the Tempo
Property. If Serem Gatro elects to participate and acquire an interest in the Tempo Property, then the Tempo Venture would terminate and the property would be held by the joint venture corporation. Upon exercise of its option by Serem Gatro, GBEM would have no further participating interest in the Tempo Property, but it would be entitled to receive a 7.5% net proceeds royalty burdening Digger Resources Inc.'s interest in the Tempo Property. At that time, Digger Resources Inc. would be substituted as a party to the participation agreement in the place of GBEM, Digger Resources Inc.'s interest in the joint venture corporation would be the difference between 100% and the interest elected by Serem Gatro.

     A program of exploration for the balance of fiscal 1997 is still in the planning stage with Digger.

     MEXICAN PROPERTY
     ----------------
     Minera Montoro Properties, Baja California, Mexico
     --------------------------------------------------
     During 1989, Fischer-Watt acquired a 49% interest in Minera Montoro S.A. de
C. V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996, that was increased to 50%. Effective July 1996, the Company's interest was increased to 65%. Montoro holds a claim on two mineral interests in Mexico. In March 1994, the Company, through Minera Montoro, formalized an agreement with Gatro South America Holdings Limited ("Gatro")that was initiated in April 1993 to conduct a generative exploration program in Baja California. Four properties were acquired under the generative exploration program (El Arenoso, Alborada, Julio Cesar and Sierra de Cobre). Under the terms of the agreement, Montoro would have received a 2.5% net smelter return plus a $5,000,000 payment, per property, upon commencement of commercial production. Except for El Arenoso, the other properties have been dropped by Gatro.

     The Company, through Montoro, conducted a geophysical exploration program on its Cerrito property in December 1993. The results were encouraging and Montoro executed an exploration and purchase option agreement with Minera Cuicuilco S. A. de C. V., in October 1994. Minera Cuicuilco, a subsidiary of Cyprus Amax Minerals Company, was the operator of the property. Under the terms of the agreement, Montoro would receive a 3.0% net smelter return subject to a $5,000,000 buy out. The original agreement called for accelerating annual work commitments and annual payments to Montoro but preliminary drilling results were disappointing and the agreement was amended to eliminate the work commitments and annual payments. Cuicuilco has recently canceled its contract on this property.

     Montoro is currently undertaking a continuous review of meritorious Mexican mineral properties and hopes to acquire worthy properties in the near future; however, there can be no assurance that any properties will be acquired.

     OTHER PROPERTIES
     ----------------

     America Mine, San Bernardino County, California
     -----------------------------------------------
     The America Mine property is located near Ambo, California. The property was assigned to BMR Gold Corporation ("BMR") of Vancouver in September 1989. In October 1990, Palms Mining Company, a subsidiary of Nero, Inc., acquired part of BMR's interest and became the operator of the property. Nero subsequently sold its mineral properties and eventually the America Mine property was returned to BMR.

     The Company has leased patented and unpatented mining claims and located other unpatented claims totaling approximately 1230 acres. The main lease is continuous and requires $4,000 per month advance royalty payments plus an annual $100,000 work commitment. The Company also has unpatented mining claims that require annual filing fees. The Company has been advised that the filing fees to maintain the unpatented have been paid for the current year.

     Although the leased claims on the America Mine were located in 1903, only small production was realized until 1979-1984, when approximately 343,000 tons of ore grading 0.059 ounces per ton gold were mined and heap leached. Additional exploration by the claim owners identified additional resource potential. Field work by the Company and others has identified additional areas of potential mineralization similar to those that overlay the past productive ore zone.

     Since the property was acquired by the Company in February 1988, various joint venture partners have drilled 308 holes totaling over 117,000 feet. Palms Mining Company had been permitted by an approved Plan of Operations and

Reclamation Plan. Permitting for mining had been initiated including air quality monitoring and other baseline studies. BMR, as operator, has indicated that it is searching for a joint venture partner to place the property into production, but the notice of default has created an uncertainly to the final disposition of the property. Reclamation costs are the responsibility of BMR.

     Fischer-Watt maintains a 50% net proceeds royalty interest with BMR having the option to purchase one-half of Fischer-Watt's interest for $500,000.

     Modoc, Imperial County, California
     ----------------------------------
     The Modoc is located at the southeast end of the Santa Rosa Mountains. The Company had a joint venture agreement with Southwest Exploration, Inc., on a portion of the property which provides for a 2.5% net smelter returns royalty plus 15% of net profits, payable after capital investment has been repaid. In June 1996, The Company received notice that the joint venture has been completed and no payments were due the Company since the venture did not repay the capital investment. All of the leases were assigned to Kennecott Exploration Company in July 1994, subject to the Southwest Exploration venture. The assignment agreement reserves a 2.5% net smelter return royalty to Fischer-Watt.

     Tuscarora, Elko County, Nevada
     ------------------------------
     Tuscarora is located within the Tuscarora Mining District 38 miles north of Elko, Nevada.

     Description of Title: This property consists of a 15% interest in the Tuscarora Gold Mines Joint Venture ("TGM Venture"). The other venturer, Horizon Resources Corp. ("Horizon"), is the operator. The Company is not committed to, and does not intend to, provide any further financial support for the TGM Venture.

     The TGM venture is now inactive. The Company's interest in the TGM Venture has been reserved due to the inactivity of the venture and unlikely prospect of recovering its investment. Most of the reclamation is complete: the plant has been dismantled and removed and the heap has been reclaimed. The pad and ponds are scheduled to be reclaimed. While reclamation responsibilities were incurred by and are the responsibility of the TGM Venture, the financial burden for these costs is with Horizon since the Company has not guaranteed any obligations of the TGM Venture nor is it otherwise committed to provide any further financial support for the TGM Venture.

     Oatman, Mohave County, Arizona
     ------------------------------
     The Oatman holdings are situated in the Oatman Mining District in Mohave County, Arizona. The claims are readily accessible by paved road. A source of power is adjacent to the property.

     The Company owns one patented mining claim and is the mineral claimant on two unpatented lode mining claims totaling 42 acres. The property was leased to Sun River Gold from January 1987 through March 1993 when the Company canceled the lease due to non-payment of the annual advance royalty payments. Annual filing fees of $200 are required to maintain the unpatented mining claims. The property will require underground mining. The Company leased the property to La Cuesta International ("La Cuesta"), a company formed by two ex-Fischer-Watt geologists. The lease calls for La Cuesta to pay all holding costs associated with the property. The Company retains a 3.0% net smelter royalty return subject to a $500,000 maximum.


     FINANCIAL COMMITMENTS
     ---------------------

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

                              PROPERTY COMMITMENTS
                      For the year ending January 31, 1997

     All of the Oronorte property group is held by licenses and mining permits. No annual payments are required and work commitments are minimal, but they are subject to a four percent production royalty tax to the government.


      Property     Lease     Work                J.V.      Net FWG
                  Payments   Commit.   Total    Share     Cost
                  --------   -------   -----     -----     -------
 America          $48,000   $106,000  $154,000  $154,000  $  -
 Afgan/Kobeh       65,000    200,000   265,000   265,000     -
 Coal Canyon       29,000    100,000   129,000      -     129,000
 Red Canyon        74,000       -       74,000    74,000     -
 Tempo            123,000    100,000   223,000   223,000     -
 Tuscarora            -        2,000     2,000     2,000     -
 Modoc             20,000        -      20,000    20,000     -
 Oatman               -          -         -         -       -
 Other              3,000        -       3,000       -      3,000
                  --------   -------   -------   -------  -------
Total            $362,000   $508,000  $870,000  $738,000 $132,000

Item 3.  LEGAL PROCEEDINGS

          Oronorte is currently the defendant in several claims relating to labor Contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. In the event of an unfavorable outcome from Oronorte's perspective, there is a likelihood that the Company would have the right to claim indemnity from Greestone Resources Canada Ltd. pursuant to the terms of the agreements related to the acquisition of Greenstone of Colombia, Ltd. and Oronorte.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 31, 1996.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Market Information:
     -------------------
     The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

                                        HIGH BID    LOW BID

     Year Ended January 31, 1995
       First Quarter                      $ .10      $ .02
       Second Quarter                       .10        .03
       Third Quarter                        .10        .07
       Fourth Quarter                       .08        .03

     Year Ended January 31, 1996
       First Quarter                      $ .10      $ .03
       Second Quarter                       .31        .03
       Third Quarter                        .44        .13
       Fourth Quarter                       .34        .09

     Holders:
     --------
    As of August 31, 1996, the Company had 640 shareholders of record.

     Cash Dividends:
     ---------------
     Since inception, the Company has not declared nor paid any cash dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     Liquidity and Capital Resources
     -------------------------------
     Summary
     -------
     The Company reported net income of $1,031,000 for the year ended January 31, 1996. While the Company was profitable in fiscal 1996 principally as a result of realizing a gain on non-producing mineral properties exchanged for producing mineral properties, it has an accumulated deficit of $4.7 million and continues to experience negative cash flow from operations and incur losses from its mining operations. Management believes that as the recently-acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operation, exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and anticipates that it will fund operations in the interim with the cash raised in its March 1996 offering. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of gold and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producting assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

     In May 1995, the Company closed the sale of its 20% interest in the Minas de Oro gold project in Honduras to Cerenex Financial A.V., a subsidiary of Tombstone Explorations Co. Ltd. of Vancouver, B. C. Under the terms of this sale, the Company received consideration consisting of $150,000 in cash and cancellation of its $500,000 note plus accrued interest to Kennecott Exploration Company. In a separate transaction, Kennecott also sold to the Company its 80% interest in the Minas de Oro property. With the receipt of this cash and cancellation of the debt, the Company cured the default of its note to Kennecott which had been delinquent since August 1992.

     On January 29, the Company acquired 100% of the issued and outstanding common shares of Great Basin Management Co., Inc., ("GBM"). GBM is a 100% owner of Great Basin Exploration Mining Co., Inc. ("GBEM"), a mineral exploration company based in Reno, Nevada. The shares were purchased in exchange for 4,125,660 restricted shares of Fischer-Watt common stock.

     Short-Term Liquidity
     --------------------
     As of August 31, 1996, the Company had $2,061,000 in cash and accounts payable of $333,000.

     On January 31, 1996, the Company's current ratio was .51:1 based on current assets of $1,392,000 and current liabilities of $2,714,000. On January 31, 1995, Fischer-Watt's current ratio was 0.5:1 based on current assets of $372,000 and current liabilities of $730,000. The slight improvement in the current ratio at January 31, 1996 resulted from the cancellation of the Kennecott note, receipt of funds from the November stock offering, and the addition of accounts receivable and inventory balances associated with the operating mine, all of which are partially offset by the sale of trading securities and the addition of accounts payable associated with the operating mine.

     A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. This current ratio was improved in March 1996 by the $5 million stock offering.

     The Company has had net income and maintained its operations and exploration activities during the past two years. During this same period the Company suffered negative cash flow from operating activities. (Net cash used in operating activities was $800,000 in fiscal 1996 and $295,000 in fiscal 1995 respectively.) Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and, in the interim, anticipates that it will fund operations with the cash raised in the March offering. (See discussion below.)

     The Company has been successful in generating cash flow from its financing activities. During fiscal 1996, Fischer-Watt received $820,000 from a private placement. During fiscal 1995 the Company received $83,000 from short term loans. These funds have been used to support both operating and investing activities.

     The Company completed a private placement in November 1995 which raised approximately $816,000, net of $94,000 of stock issue costs. The securities sold in the private placement were units, priced at $.30 per unit, each consisting of two shares of common stock and one warrant to purchase one common share at an exercise price of $.30 through August 31, 1997. If all of these warrants are exercised by the holders, the Company would receive net proceeds of $910,000. It cannot be known if any or all of these warrants will be exercised.

     On March 12, 1996 the Company announced that it had completed a $5 million foreign offering conducted outside of the United States pursuant to Regulation "S". These funds are to finance capital equipment and working capital needs for further development and expansion of the Company's gold mining operation in Colombia and its Nevada exploration activities.

     This Regulation S offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     For  information  about  the  Company's  current   properties  see  Item  2
"Description of Property" above and Note 3 to Financial Statements.

     During fiscal 1997 Fischer-Watt plans to spend up to $1,000,000 in capital improvements at Oronorte and fund regional exploration activities in Nevada and in Colombia.

     Fischer-Watt's minimum annual lease and assessment work commitments (the expenditure necessary to maintain its mineral leases and claims) is $870,000 for fiscal 1997. The joint venture partners' scheduled share of this annual work commitment is $738,000. This leaves $132,000 of commitments on properties not presently in joint ventures, most of which is attributable to the Coal Canyon property, on which the Company plans to conduct an exploratory drilling program to fulfill these commitments. These commitments can be avoided without penalty by timely abandonment of the related mineral property. The Company intends to maintain its interests in only those leases, claims and concessions that it believes have continuing economic merit. If the joint venture partner, or the Company, fails to meet these commitments, the Company could lose its rights to explore, develop or mine the property. (See Note 12 to Financial Statements.)

     Pursuant to agreements among Greenstone, Dual Resources Ltd., and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone.

     Prior to its acquisition by the Company, GBEM, borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for monies lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995.

     The note was to be repaid not later than September 30, 1995. and bears interest at 8%. Repayment of this note payable and related interest is currently being negotiated with SGC.

     Management   believes  that  the  Company  has   adequately   reserved  its
reclamation commitments.

     Long-Term Liquidity:
     --------------------
     Cash flows from operations during fiscal 1998 are expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company does not anticipate needing additional funding from equity or borrowings unless a major expansion at its Oronorte property is necessary and cost justified or an acquisition opportunity arises.

     At January 31, 1996 the Company had no long term debt compared to $87,000 at January 31, 1995. The $87,000 consisted solely of a nonrecourse note payable to Greenstone Resources Canada issued for the loan of funds to purchase shares in Compania Minerales de Copan S. A. de C. V. Repayment was due in 1999 and the Copan shares were the sole security for the loan. This debt was settled in conjunction with the sale of the Copan shares.

     FISCAL 1996 COMPARED TO FISCAL 1995
     -----------------------------------
     The Company had net income of $1,031,000 ($.07 per share) compared to net income of $135,000 ($.01 per share) in fiscal 1995. The most significant reason for this change is the gain on sale of mineral interests in fiscal 1996 of $1,528,000. Most of this gain was realized from the sale of Minas de Oro ($641,000) and from the sale of the Copan shares ($887,000). This compares with net income in fiscal 1995 of $869,000 realized from the sale of Fischer-Watt's interest in the San Andres property. The Company's 1996 loss attributable to mining operations at Oronorte was $100,000. There were no mining operations in fiscal 1995.

     REVENUES
     --------
     Sales of Precious Metals
     ------------------------
     Since assuming operating control of the Oronorte project in August 1995, the Company had sales of precious metals of $1,378,000 representing 3,746 ounces of gold and 3,500 ounces of silver. Production costs totaled $1,478,000 for the initial period. There were no comparable sales or costs in fiscal 1995. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Sales of Mineral Properties
     --------------------------
     On February 28, 1995, Tombstone Explorations Co. Ltd.("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with the Company to purchase the Company's interest in the Minas de Oro property in Honduras. Minas de Oro was joint ventured with Kennecott Exploration Company ("Kennecott") who had an 80 percent working interest. Tombstone agreed to buy the Kennecott interest and to acquire the Company's $500,000 promissory note to Kennecott, as well as the Company's interest in the property. Under the terms of the agreement, Tombstone paid Fischer-Watt $150,000 in cash and assumed the Company's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 15, 1995. This sale resulted in a gain of $641,000 and substantially reduced the Company's debt which had been in default since 1992.

     On October 20, 1995 the Company closed a previously-announced purchase of the Oronorte property in Colombia through its acquisition of a 99.9% interest in Oronorte, the owner of the El Limon mine, from Greenstone in exchange for Fischer-Watt's interests in Compania Minerales de Copan S.A. de C.V., a Honduran corporation. Fischer-Watt's $115,000 debt to Greenstone for the purchase of the Copan interests was also canceled. A gain of $887,000, including cancellation of $115,000 debt, was recognized on the sale of the Copan shares.

     In fiscal 1995, Fischer-Watt sold its option to purchase interests in the San Andres mineral property to Greenstone. Fischer-Watt's gross proceeds from this sale were $955,000 ($161,000 in cash, $700,000 of Greenstone common stock plus elimination of its debt to Greenstone of $94,000). Fischer-Watt's cost basis in the property sold was $86,000 resulting in a realized gain of $869,000 from the sale.

     COSTS AND EXPENSES
     ------------------
     Abandoned Mineral Interests:
     ----------------------------
     Unproven properties are considered fully or partially impaired, and are fully or partially abandoned, at the earliest of the time that: geologic mapping, surface sample assays or drilling results fail to confirm the geologic targets involved at the time the property was acquired; a decision is made not to perform the work commitments or to make the lease payments required to retain the property; the Company discontinues its efforts to find a joint venture partner to fund future exploration activities and has decided not to fund those costs itself; or, the time the property interest terminates by contract or by operation of law.

     The cost of abandoned mineral interests increased from $221,000 in fiscal 1995 to $267,000 in fiscal 1996. During the current fiscal year, Rio Tinto with a cost basis of $22,000 was abandoned. A limited explorations program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm earlier mineral values and the Company abandoned the Rio Tinto property in the first quarter of fiscal 1996. Abandonments in the quarter ended July 31, 1995 were $157,000. The Oatman property in Arizona was partially abandoned after an independent evaluation indicated that it was unlikely that its cost would be fully recovered based on the current mineral lease on the property. The $125,000 writedown reduced its basis to $10,000. Tuscarora was partially abandoned in the amount of $32,000 based on the results of the same independent evaluation leaving the remaining basis at $45,000 which was then reserved in the fourth quarter of fiscal 1996. Abandonments in the quarter ended October 31, 1995 were $6,000 due to the abandonment of a Minera Montoro property. During the quarter ended January 31, 1996, abandonments and reserved properties totaled $83,000 including the Tuscarora property mentioned above. The America Mine property was also reserved in the net amount of $18,000 when the lessee, under which the Company maintains its 50% net profits interest, was declared to be in default. If the underlying landowner is successful in proving the default and regaining control of the property, the Company's position could be eliminated. The Company also wrote down all of its investment in Minera Montoro based on the uncertainty of recovering its investment of $13,000 and the La Victoria property in Honduras was abandoned in the amount of $23,000 when another party, in competition with the Company, acquired adjacent property positions which made the Company's land position uneconomical.

     During fiscal 1995 the Company abandoned four properties and prospects. The largest, Sukut, Costa Rica, having a cost basis of $197,000 was abandoned when the owner of the concession declared that the Company was in default and considered the lease null and void. The Company had originally felt that the lease was suspended due to force majeure, but decided not to engage in a legal action to maintain its lease. Three Minera Montoro properties were abandoned totaling $24,000. San Borja was abandoned when Cominco, the joint venture partner, drilled the property with discouraging results. El Arenoso was partially abandoned when one of three concessions was allowed to lapse. The Guanacevi Tailings project was abandoned when Hibernia Holdings, the operator of the property, disputed the validity of Minera Montoro's net profits interest. Upon reviewing the probability of receiving any profit against possible legal remedies, Montoro decided the property was impaired and abandoned it in the fourth quarter of fiscal 1995.

     Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

     Selling, General and Administrative:
     -----------------------------------
     Selling, general and administrative costs increased from $252,000 in fiscal 1995 to $474,000 in fiscal 1996. The increase of $222,000 primarily relates to an increase in mining operation costs of $159,000, coupled with an increase in corporate relations cost of $59,000, current year acquisition costs of $35,000 and increased legal fees of $18,000; partially offset by a decrease in rent expense of $16,000.

     Foreign Exchange Gain
     ---------------------
     The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange gain of $307,000 in the year ended January 31, 1996. There was no comparable gain or loss in the year ended January 31, 1995.

     Other Income and Expenses
     -------------------------
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 under which certain investments in equity securities are classified. At January 31, 1995, the Company held 327,300 shares of Greenstone stock. The fair value was determined to be $358,000 which resulted in an unrealized loss on the sale of trading securities of $178,000. At January 31, 1996, the Company has disposed of all of the 327,300 shares of Greenstone stock, realizing a gain of $206,000. The gain in fiscal 1996 and the loss in fiscal 1995 are included in the statements of operations. The Company does not expect to acquire any trading securities in the future.

     In fiscal 1995, a gain on the sale of equipment of $28,000 was recognized. Most of this gain was attributable to the sale of office equipment and vehicles to former employees pursuant to settlement agreements. In fiscal 1996, there were no comparable sales.

     Net interest expense decreased from $79,000 in fiscal 1995 to $73,000 in fiscal 1996. This $6,000 decrease is due primarily to the elimination of interest accrued on the $500,000 note to Kennecott partly offset by $47,000 of additional interest related to the financing of the Colombian mining operation. The Company expects to receive interest and money market dividends of approximately $100,000 in fiscal 1997.

     Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's quarterly reports on Form 10-QSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.



     Commitments and Contingencies
     -----------------------------

     Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. While the Company has not received any notice of intention from the Colombian Government to conduct such an audit and the Company has no reason to believe that the Colombian Government will conduct such an audit in respect of Greenstone Resources of Colombia Limited (now called "Donna"), the Company has the right to claim indemnity from Greenstone Resources Canada Limited pursuant to the terms of agreements made regarding the acquisition of Greenstone of Colombia, Ltd. and the Oronorte properties.

     Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. In the event of an unfavorable outcome from Oronorte's perspective, the Company would have the right to claim indemnity from Greenstone Resources Canada Ltd. pursuant to the terms of the agreements related to the acquisition of Greenstone of Colombia, Ltd. and Oronorte.

     In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities, including contingent liabilities, existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities from Greenstone in accordance with the terms of the purchase agreement.

     The Company's property interests require minimum payments to be made,or work commitments to be satisfied, to maintain ownership of the property not in production. However, all of these payments may be avoided by timely forfeiture of the related property interest. If the joint venture partner, or the Company, fails to meet these commitments the Company could lose its rights to explore, develop or mine the property.

Item 7.  FINANCIAL STATEMENTS.

     See Index to Financial Statements attached hereto as page F-1.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

               (a) By letter dated January 5, 1996, Arthur Andersen LLP notified Fischer-Watt Gold Company, Inc., of confirmation that the client-auditor relationship between Fischer-Watt Gold Company, Inc., and Arthur Andersen LLP had ceased. Since Fischer-Watt Gold Company, Inc., did not dismiss Arthur Andersen LLP as its auditors, Fischer-Watt Gold Company, Inc., has treated such letter as a resignation.

               (b) During the two most recent fiscal years the interim period subsequent to January 31, 1995, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

               (c) The Arthur Andersen LLP report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except as follows:

     "The Report of Independent Public Accountants on the financial statements of Fischer-Watt Gold Company, Inc. as of and for the two years ended January 31, 1995 was modified to refer to "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

               (d) By letter dated January 10, 1996, Arthur Andersen LLP stated that it was in agreement with the statements above.

               (e) On March 29, 1996 Fischer-Watt Gold Company, Inc., engaged BDO Seidman, LLP. as it's principal independent accountant.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Directors and Executive Officers:
     ---------------------------------
     The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                         Positions Held         Directorship
Name                Age  With the Company       Held Since
- -----               ---- ----------------       ----------
George Beattie      68   Director               August 27, 1993
                         Chairman of Board
                         Chief Executive Officer
                         President

Gerald D. Helgeson  62   Director               March 14, 1994
                         Secretary
                         Vice President

Anthony P. Taylor   55   Director               June 2, 1994

Peter Bojtos        47   Director               April 24, 1996
                         Vice Chairman
                         Vice President
James M. Seed       55   Director               June 1, 1996


Jorge E. Ordonez    57   Director               June 12, 1996

Michele D. Wood     31   Chief Financial Officer

     All of the above directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

     There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.

GEORGE BEATTIE
- --------------
     George Beattie, born November 22, 1927, has an Engineer of Mines degree from the Colorado School of Mines. He has been active in the mineral industry since 1960, working up from front line supervisory positions to Director of Mining for Callahan Mining Corporation and General Manager, Western Mines for United Nuclear Corp. In 1980, Mr. Beattie formed Mineral Advisors, Inc., a consulting firm offering expertise in the development and management of mineral projects. He is also recognized as an expert in the application of explosives, and has served as a consultant for Western States Energy in the Pacific Northwest. Mr. Beattie became Chief Executive Officer and Chairman of the Board of Fischer-Watt Gold Company, Inc., on August 27, 1993. Mr. Beattie devotes all of his business time to the affairs of the Company.

GERALD D. HELGESON
- ------------------
     Gerald Helgeson was born in St. Cloud, Minnesota on October 3, 1933. After graduating from the University of Minnesota in 1955, Mr. Helgeson founded Jack Frost, Inc., which became the largest integrated poultry complex in the Upper Midwest. In addition, Mr. Helgeson was a member of the Young President's Organization. Mr. Helgeson is now semi-retired and resides in Fallbrook, California and he presently belongs to the Los Angeles YPO Graduate Group. Mr. Helgeson has been a director of the Company since March 14, 1994. Although Mr. Helgeson was appointed Vice President of the Company in October 1995, he does not generally function in an executive officer capacity for the Company.

ANTHONY P. TAYLOR
- -----------------
     Dr. Anthony Taylor, born June 29, 1941, was educated in England where he obtained Bsc and Ph.D. degrees at the University of Durham and Manchester, respectively. He subsequently worked in minerals exploration for major international companies for 24 years prior to forming Great Basin Exploration and Mining Company, Inc., in 1990.

     He began his career with Cominco International Exploration in 1964 and worked in England, Ireland, Mexico and Australia. In 1968 he joined the Selection Trust organization and worked on western Australia nickel deposits before moving to South Africa where, in 1975, he was appointed Manager-East Shield with responsibility for exploration in the eastern half of the Republic. There he was responsible for platinum, base metal and gold exploration which resulted in two discoveries.

     In 1978 he was transferred to the USA and became associated with the development of the Alligator Ridge Mine. In 1979 he was promoted to Exploration Manager and, later, General Manager, Exploration, in the USA for Selection Trust and, subsequently, BP Minerals International. Under his management the exploration team in the USA made a number of discoveries of gold in new and old mineral districts, notably the Ridgeway Mine in South Carolina as well as several smaller deposits.

     From 1990 to 1996, he served as President and Director of Great Basin Exploration and Mining Company, a company he formed in June 1990 to conduct grass roots exploration in North America on behalf of overseas investors. Dr. Taylor was appointed a Director of Fischer-Watt Gold Company in June 1994. Following the merger of GBEM with the Company, in July of 1996, he was appointed Vice-President, Exploration, of Fischer-Watt. Effective September 16, 1996, Dr. Taylor resigned as Vice-President, Exploration, and continues to be engaged by the Company as a consultant. (See Item 12 - Certain Relationships and Related Transactions.)

JORGE E. ORDONEZ
- ----------------
     Jorge Ordonez was born October 22, 1939 in Tulsa, Oklahoma. He is a certified professional engineer in Mexico and resides in Mexico City. He received his degree in Geological Engineering from the Universidad Nacional Autonoma de Mexico in Mexico City in 1962 and his Masters from Stanford University in 1965.

     He is currently the Director of Mines and Metallurgy for Grupo Acerero Del Norte, Mexico's largest steel producer. He is also President of Ordonez Profesional, S. C., a private minerals oriented company. Prior to forming his own company, he was CEO and Director General of Empresas Frisco, S. A. de C. V. and subsidiaries, which is one of Mexico's five largest mining companies. Mr. Ordonez is also a major stockholder in Minera Montoro. The Company holds a 50% interest in Minera Montoro.

     Mr. Ordonez has written, edited and presented several papers and publications on behalf of the Mexico section of AIME, SME and SEG. He received the Geology National Award for Mexico in 1989. He became a Director of Fischer-Watt Gold Company, Inc., on June 5, 1996. Mr. Ordonez also serves as a director of Hecla Mining Company, Inc., and Altos Hornos de Mexico, S.A. de C.V.

PETER BOJTOS
- ------------
     Peter Bojtos, P. Eng., was born on March 26, 1949 and is a mining executive with proven entrepreneurial, commercial and public company management expertise. He has an extensive background in the mining industry, with over 23 years in exploration, production and corporate management. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd., an emerging Latin American gold producer listed on The Toronto Stock Exchange and on NASDAQ.

     From 1992 to August 1993 he was President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. Mr. Bojtos also held several key positions, including Vice-President of Corporate Development, during his twelve years with Kerr Addison Mines, Limited, including that of President of RFC Resources and New Kelore Mines Ltd. He is also on the board of directors of several other gold companies.

     Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer-Watt Gold Company, Inc., in April 1996. Mr. Bojtos also serves as a director of Delgratia Mining Company.

JAMES M. SEED
- -------------
     James Seed was born on April 4, 1941. He was graduated from Brown University in 1963 and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Incorporated and The Astra Projects Incorporated, privately owned land development companies focusing on creating building sites in the Minneapolis suburban communities. He was involved in creating a community in a Northwest suburb surrounding a Robert Trent Jones, II championship golf course. He has been with the companies since 1979.

     From November 1979 to May 1989, he was the President and Owner of Buffinton Box Company, a privately owned set-up cardboard box manufacturer.

     From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spending his last two years there as Treasurer of the Corporation.

     Mr. Seed is a Commissioner of Rhode Island Investment Commission and a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of the Corporation, Brown University from 1984 to 1990.

     Mr. Seed became a Director of Fischer-Watt Gold Company, Inc. on June 1, 1996.

MICHELE D. WOOD
- ---------------
     Michele Wood, born August 4, 1965, has a Bachelor of Science degree from the University of Idaho and is a certified public accountant in the State of Idaho. Mrs. Wood has held senior accounting positions with Hecla Mining Company, Magnuson McHugh & Co.,P.A. and KPMG Peat Marwick. She has served on a contract basis as the Company's Chief Financial Officer effective April 15, 1996 and in that capacity was appointed the Company's principal financial and accounting officer on September 20, 1996.

     Compliance with Exchange Act Section 16(a):
     -------------------------------------------
     Based solely upon a review of Forms 3, 4 and 5 and ammendments thereto furnished to the Company, the Company believes that:

     1. Tim Watt, a former shareholder and former Director, has not filed one report detailing his sale of all of his shares on a timely basis.

     2. Gerald D. Helgeson, a Director, has not filed one report detailing his receipt of an option to purchase shares on a timely basis.

     3. Anthony P. Taylor, a Director, has not filed one report detailing his receipt of an option to purchase shares on a timely basis.

     4. Jorge E. Ordonez, a Director, has not filed one report indicating his becoming a Director of the Company on a timely basis.

     5. James M. Seed, a Director, has not filed one report indicating his becoming a Director of the Company on a timely basis.


Item 10.  EXECUTIVE COMPENSATION.

     The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer of the Company.

                  SUMMARY COMPENSATION TABLE

                         Annual Compensation       Long Term Compensation
Name
and
Principal                Fiscal                        Securities, underlying
Position                 Year     Salary $             options/SARs

- ---------                ------    -------             ----------------------
George Beattie,            1996   93,500
President, CEO             1995   80,000
                           1994   33,000*               500,000 shares

*  Starting September 1, 1993

     The Company's chief executive officer is also a director. Directors receive no cash compensation for their services except directors who are not employees receive a communications allowance of $250 each six months. Over the past three years non-employee directors have been issued stock options as compensation for serving as a director, the exercise price of which was based on fair market value of the stock and vest after one year's service and expire five years after vesting. Pursuant to this program Gerald D. Helgeson has been granted options to purchase 400,000 shares of stock. Anthony P. Taylor has been granted options to purchase 200,000 shares of stock and Larry J. Buchanan, who resigned as a director on June 1996 has been granted options to purchase 100,000 shares of stock. Continuance of this program is currently being evaluated.

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values:

                  Number of Securities        Value of Unexercised
                  Underlying Unexercised      In-the-Money Options
                  Options/SARs at             /SARs at
                  January 31, 1996            January 31, 1996
                  Exercisable/                Exercisable/
Name              Unexercisable               Unexercisable
- ----              -------------               -------------
George Beattie    460,000/                       $58,880
                  40,000                          $5,120

     George Beattie is currently being paid at the rate of $100,000 per year on the basis of a two year employment contract dated September 1, 1993 and later extended for an additional two years. Under the terms of the employment contract, George Beattie was granted options on 500,000 shares at $.20 per share which vest at the rate of 20,000 shares per month.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of August 31, 1996.


Name and Address of        Amount and nature of        % of
beneficial owner           beneficial ownership        Class
- -------------------        --------------------        -----

Kennecott Exploration Company  3,048,000 shares
P O Box 11248                  owned directly            9.8%
Salt Lake City  UT  84147

Anthony P. Taylor              1,641,694 shares
1500 Kestrel Court             owned directly,           5.2%
Reno, NV 89509                 Note 1

Name and Address of        Amount and nature of        % of
beneficial owner           beneficial ownership        Class
- -------------------        --------------------        -----

Peter Bojtos                   1,050,000 shares
Officer and Director           owned directly and
2582 Taft Court                indirectly, Note 2        3.3%
Lakewood, CO 80215

James M. Seed                  850,600 shares
Director                       owned indirectly,
                               Note 3                    2.7%

George Beattie                 501,000 shares
Officer and Director           owned directly,
                               Note 4                    1.6%

Gerald D. Helgeson             300,000 shares
Officer and Director           owned indirectly,
                               Note 5                    1.0%

Jorge E. Ordonez               No shares
Director                       owned directly            0.0%

Michele D. Wood                No shares
Chief Financial Officer        owned directly            0.0%

Directors and                  4,343,294 shares
Officers as a Group            owned directly,
(five persons)                 and indirectly           13.2%

     Note 1 - Anthony P. Taylor owns presently exercisable options to purchase 100,000 shares.

     Note 2 - Peter Bojtos owns 360,000 shares and presently exercisable warrants to purchase 180,000 shares. His wife owns 340,000 shares and presently exercisable warrants to purchase 170,000 shares.

     Note 3 - James M. Seed owns no shares, options or warrants directly, but various related trusts own 517,200 shares and own warrants to purchase 333,400 shares.

     Note 4 - George Beattie owns 1,000 shares and has presently exercisable options to purchase 500,000 shares.

     Note 5 - Gerald D. Helgeson's wife owns presently exercisable options to purchase 300,000 shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Larry Buchanan was a director of the Company from July 15, 1994 until June 5, 1996 in addition to being involved with various projects and companies that are related to the Company's business. Dr. Buchanan received compensation as a consulting geologist of $11,000 plus interest on overdue bills of $1,631 in fiscal 1996 and compensation of $32,000 in fiscal 1995. Dr. Buchanan is a Vice President of the firm Begeyge Minera Ltda. ("BG&G"), that received compensation of $13,000 for consulting geological services in fiscal 1996 and $11,000 for property acquisitin costs and consulting geological services in fiscal 1995. BG&G holds a royalty interest in the Minas de Oro property in Honduras that the Company sold its interest in May, 1995. BG&G also holds a royalty interest in the Rio Tinto, Honduras property in which the Company incurred costs of $15,000 in the year ended January 31, 1996 and $7,000 in the year ended January 31, 1995. The Company abandoned the Rio Tinto interests during the first quarter of fiscal 1995. In addition, on June 1, 1995, for his services as a Director, Dr. Buchanan received an option to purchase 100,000 shares of the common stock of the Company at an exercise price of $.0625 per share.

     Jorge E. Ordonez became a Director of the Company on June 5, 1996 replacing Mr. Buchanan. Mr. Ordonez has numberous interests and is a director of Hecla Mining Company, which is also in the business of mining precious metals. Mr. Ordonez is a principal shareholder in Minera Montoro S.A.de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

     Peter Bojtos became a director of the Company on April 24, 1996. Mr. Bojtos had been engaged on August 25, 1995 by the Company, on a non-exclusive basis as an independent contractor to raise funds for the Company in the form of issuance of restricted common stock and warrants to purchase additional shares. He was compensated in cash at the rate of 10% of the amount raised. He was paid $81,000 for those services. Mr. Bojtos purchased 180,000 units of that offering under the same terms and conditions as the other subscribers which consisted of 360,000 shares of restricted common stock and warrants to purchase an additional 180,000 shares at any date prior to August 31, 1997 for $.30 per share. Lynn Bojtos, wife of Peter Bojtos, purchased an additional 170,000 shares, under these same terms and conditions. In March of 1996, he was again engaged to raise funds for the Company. The Company completed a $5 million foreign offering outside the United States pursuant to Regulation "S". Mr. Bojtos was granted for services to the Company an option to purchase 100,000 shares of common stock of the Company after February 20, 1997 at an exercise price of $.37 per share.

     Anthony P. Taylor, director of the Company and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2 to the financial statements). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Effective September 16, 1996. Dr. Taylor resigned his position as Vice-President, Exploration and entered into a consulting arrangement with the Company wherein the Company will pay him $400 per day for consulting services, not to exceed 106 days per year.

     Kennecott Exploration Company, who owns 3,048,000 shares of the Company's common stock, loaned the Company $500,000 in March 1992. Kennecott had a joint venture with the Company on the Minas de Oro property in Honduras. In May 1995, both Kennecott and the Company sold their interests in the Minas de Oro property to a third party. In connection with that sale, Fischer-Watt received $150,000 and the $500,000 debt and accrued interest owed to Kennecott was cancelled. A $641,000 gain on the sale of this property was recorded on the fiscal 1996 statement of operations. In a separate transaction, the Company assigned to Kennecott previously unassigned leases on the Modoc property in California, subject to a net smelter return royalty interest retained by the Company.

     On June 6, 1996, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 7 to Financial Statements).


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

1       2           Letter of Intent  dated  August 28,  1995  whereby
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management Company, Inc., agree to form a business combination and filed as Exhibit 1.2 to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.


2       2           August 28,  1995  agreement  between  Fischer-Watt
                    Gold Company, Inc., and Greenstone Resources Ltd., whereby Fischer-Watt agrees to purchase 100% of Greenstone Resources Ltd.'s wholly-owned Colombian branch, Greenstone of Colombia ("GOC") and filed as Exhibit 2.2 to Form 10-QSB filed December 20,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

3       2           Closing   Agreement   dated October 20, 1995 among
                    Fischer-Watt  Gold Company,  Inc.,  and Greenstone
                    Resources  Canada Ltd., and  Greenstone  Resources
                    Ltd.,  and filed as Exhibit  1.2 to Form 8-K filed
                    November  3,  1995  and  incorporated   herein  by
                    reference.

4       2           Articles of Merger Merging GBM Acquisition  Corp.,
                    into  Great  Basin  Management  Co.,  Inc.,  dated
                    January  25,  1996 and filed as as Exhibit  1.2 to
                    Form 8-K  filed as  Exhibit  1.2 to Form 8-K filed
                    February  5,  1996  and  incorporated   herein  by
                    reference.

5       2           Plan  of   Reorganization   and  Agreement   among
                    Fischer- Watt Gold Company,  Inc., GBM Acquisition
                    Corp., and Great Basin Management Co., Inc., dated
                    January  3,  1996 and filed as as  Exhibit  2.2 to
                    Form 8-K  filed as  Exhibit  1.2 to Form 8-K filed
                    February  5,  1996  and  incorporated   herein  by
                    reference.

6       3           By-Laws of the Corporation as amended.

7       10          Letter Agreement  between BMR Gold Corporation and
                    Fischer-Watt  Gold  Company,  Inc.,  regarding the
                    America  Mine  Property  effective  September  20,
                    1989, and filed as Exhibit 19.1 to Form 10-Q filed
                    November 20, 1989 and incorporated herein by reference.

8       10          Fischer-Watt  Gold  Company,  Inc.,  non-qualified
                    stock option plan of May 1987 and filed as Exhibit
                    36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

9       10          First  Amendment  to  Exploration   Agreement  and
                    Mining  Venture  Agreement  dated  March 25,  1992
                    between   Kennecott    Exploration   Company   and
                    Fischer-Watt  Gold  Company,  Inc.,  and  filed as
                    Exhibit  45.10 to Form 10-K filed  April 22,  1993
                    and incorporated herein by reference.

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

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------


11      10          Agreement  to  Assign  Leases  dated  July 7, 1994
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    Kennecott Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott, reserving a Net Smelter Return royalty.
                    This  agreement was filed as Exhibit 22.10 to Form
                    10-Q filed September 13, 1994 and incorporated herein by reference.

12      10          Letter   agreement   between   Fischer-Watt   Gold
                    Company,  Inc., and La Cuesta  International (LCI)
                    dated  August 11, 1994 whereby LCI agrees to lease
                    the  Oatman  property  located  in Mohave  County,
                    Arizona. This agreement was filed as Exhibit 23.10
                    to  Form  10-Q  filed   September   13,  1994  and
                    incorporated herein by reference.

13      10          Option  Agreement  -  Lock-up   Agreement  between
                    Fischer-Watt  Gold Company,  Inc.,  and Greenstone
                    Resources Ltd., dated October 17, 1994 whereby the
                    San Andres option agreement was amended to provide for an early advance of $50,000 as partial payment of the option in exchange for restrictions on the disposition of Greenstone shares. This agreement was filed as Exhibit 22.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

14      10          English  translation of an  Exploration  Agreement
                    between Fischer-Watt's Mexican subsidiary,  Minera
                    Montoro,  S.A. de C.V. and Minera Cuicuilco,  S.A.
                    de C.V.  dated  October  18, 1994  whereby  Minera
                    Cuicuilco is granted the rights to explore the Cerrito property in Baja California, Mexico and was filed as Exhibit 23.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

15      10          Acquisition  agreement  dated  November  10,  1994
                    among Greenstone Resources Canada Ltd., Greenstone
                    Resources    Ltd.,    and    Fischer-Watt     Gold
                    Company,Inc., whereby the parties finalize the Option Agreement of March 24, 1994 to purchase the
                    San Andres property in Honduras and modify the Lock-Up Agreement dated October 17, 1994. This agreement was filed as Exhibit 29.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

16      10          Letter  agreement  dated February 28, 1995 between
                    Tombstone  Explorations Co. Ltd., and Fischer-Watt
                    Gold Company, Inc., whereby Tombstone agrees to purchase all of Fischer-Watt's rights to the Minas de Oro property in Honduras. This agreement was filed as Exhibit 30.10 to Form 10-K filed May 15,
                    1995 and incorporated herein by reference.

17      10          Letter  agreement  dated  April 13,  1995  between
                    Begeyge  Minera  Limitada  and  Fischer-Watt  Gold
                    Company, Inc., whereby Fischer-Watt will acquire rights to the La Victoria, Honduras property. This agreement was filed as Exhibit 31.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

18      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Gerald D.  Helgeson  an option to purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 32.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

19      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Larry J.  Buchanan  an option to  purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 33.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

20      10          Amendment  dated  April 20, 1995 to  Agreement  to
                    Assign   Leases   dated   July  7,  1994   between
                    Fischer-Watt  Gold  Company,  Inc.,  and Kennecott
                    Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott. This
                    Amendment  was  filed  as  Exhibit  28.10  to Form
                    10-QSB filed June 14, 1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

21      10          Asset  Purchase   Agreement  dated  May  16,  1995
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    Cerenex Financial A.V.V., whereby the February 28,
                    1995 sale of Minas de Oro is  closed.  This  Asset
                    Purchase Agreement was filed as Exhibit 29.10 to Form 10-QSB filed June 13, 1995 and incorporated herein by reference.

22      10          Option    effective   June   1,   1995,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 200,000 shares of Fischer-Watt restricted common stock. This Option was filed as Exhibit 31.10 to Form 10-QSB filed
                    September 15, 1995 and incorporated herein by reference.

23      10          Option effective June 1 1995, whereby Fischer-Watt
                    Gold Company, Inc., grants Larry J. Buchanan an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  32.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

24      10          Option effective June 1, 1995 whereby Fischer-Watt
                    Gold Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  33.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

25      10          Loan  Agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management Company, Inc., whereby Fischer-Watt agrees to loan Great Basin Management Company,
                    Inc. up to $108,000. This Loan Agreement was filed as Exhibit 36.10 to Form 10-QSB filed September
                    15, 1995 and incorporated herein by reference.

26      10          Amendment dated October 31, 1995 to Loan agreement
                    dated August 28, 1995,  between  Fischer-Watt Gold
                    Company,  Inc. and Great Basin Management Company,
                    Inc., whereby Fischer-Watt changes the dates of the loan to Great Basin Management Company, Inc.
                    This  Amendment was filed as Exhibit 33.10 to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.

27      10          Extension   of  time  for   payment   of   Secured
                    Promissory Note dated October 31, 1995 to the Loan
                    agreement   dated   August   28,   1995,   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Extension of Time for Payment was filed as Exhibit 34.10 to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.

28      10          Second  Amendment  dated November 30, 1995 to Loan
                    agreement    dated   August   28,   1995   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    changes  the  dates  of the  loan to  Great  Basin
                    Management Company, Inc. This Second Amendment was filed as Exhibit 35.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

29      10          Second  Extension  of Time for  Payment of Secured
                    Promissory  Note dated  October 31,  1995,  to the
                    loan  agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Second Extension was filed as Exhibit 36.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

30      10          Promissory  Note dated  October 20,  1995  whereby
                    Greenstone  Resources  of Colombia  Ltd., a wholly
                    owned  Bermuda  subsidiary  of  Fischer-Watt  Gold
                    Company,   Inc.,   promises  to  pay  $300,000  to
                    Greenstone Resources, Ltd. This Promissory Note was filed as Exhibit 37.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

31      10          Option    effective   June   1,   1996,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock.

32      10          Option effective June 1, 1996 whereby Fischer-Watt
                    Gold Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock.

33      10          Option effective June 1, 1996 whereby Fischer-Watt
                    Gold Company,  Inc., grants Peter Bojtos an option
                    to  purchase   100,000   shares  of   Fischer-Watt
                    restricted common stock.

34      10          Purchase - Sale  Agreement  between the  Company's
                    subsidiary,  CIA.  Minera  Oronorte  S.A. & Nissho
                    Iwai  Corporation  dated as of  December  19, 1995
                    detailing  the terms under which the Company  will
                    sell gold and silver concentrates  produced at the
                    El  Limon  Mine  in   Columbia   to  Nissho   Iwai
                    Corporation of Japan.

35      10          Letter  of  Agreement  dated  November  13,  1995,
                    between   Digger   Resources,   Inc.  of  Calgary,
                    Alberta,  Canada and Great Basin  Exploration  and
                    Mining, Inc. regarding exploration and mining joint venture of Tempo property, Lander County, Nevada.

36      10          Joint Venture  agreement  dated July 25, 1996, and
                    Exhibit  A  to  agreement,   between  Great  Basin
                    Exploration and Mining, Inc. and Digger Resources,
                    Inc.  regarding  Tempo  mineral  property,  Lander
                    County, Nevada.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

37      10          Mining  Venture   agreement  between  Great  Basin
                    Exploration  and Mining  Company,  Inc.  and Hemlo
                    Gold   Mines   (USA),    Inc.   for   exploration,
                    development  and mining of property  held by Great
                    Basin in Eureka County Nevada. Said property described in Exhibit A to agreement. common stock.

38      10          Mineral  Lease  Agreement  and  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company, Inc., and H. Walter Schull dated February
                    19, 1991 regarding the Coal Canyon property in Eureka County, Nevada.

39      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining Company, Inc., and The Lyle
                    F. Campbell Trust dated October 14, 1994 regarding the Tempo Mineral Prospect in Lander County,
                    Nevada.

40      10          Mineral Lease  Agreement  with  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company, Inc., and The Lyle F. Campbell Trust dated November 8,1993 regarding the Afgan Mineral
                    Prospect in Eureka County, Nevada.

41      10          Participation   Agreement   between   Great  Basin
                    Exploration  and Mining  Company,  Inc., and Serem
                    Gatro Canada Inc., dated May 31, 1995 regarding the right of Serem Gatro Canada Inc., to elect to acquire a Participation Interest in properties in which Great Basin Exploration and Mining Company,
                    Inc., has an interest.

42      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining  Company,  Inc., and Edward
                    L.  Devenyns and David R. Ernst dated  November 8,
                    1992 regarding the Red Canyon Mineral  Prospect in
                    Eureka County, Nevada.

43      10          Joint Venture operating agreement dated January 1,
                    1996,  between  Cominco  American,  Inc. and Great
                    Basin  Exploration and Mining Company,  Inc. known
                    as  the  "Afgan-Kobeh  Joint  Venture".   Property
                    described in Exhibit A.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------

44      11          Statement  regarding  per share  earnings  for the
                    quarterly   period  ended  July  31,  1995.   This
                    Statement  was  filed  as  Exhibit  37.11  to Form
                    10-QSB filed September 15, 1995 and incorporated herein by reference.

45      11          Statement  regarding  per share  earnings  for the
                    quarterly  period  ended  October 31,  1995.  This
                    Statement  was  filed  as  Exhibit  39.11  to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.

46      11          Statement  regarding  per share  earnings  for the
                    year ended January 31, 1996.

47      18          The Registrant  filed a Current Report on Form 8-K
                    on  January 9, 1996  reporting  that on January 5,
                    1996 Arthur  Andersen  LLP notified the Company by
                    letter   that  the   client-auditor   relationship
                    between Fischer-Watt Gold Company, Inc. And Arthur
                    Andersen LLP had ceased. Since the Company did not dismiss Arthur Andersen LLP as its auditors the Company treated such letter as a resignation. This
                    Form 8-K is hereby incorporated by reference.

48      27          Financial Data Schedule for the period ended April
                    30, 1995. This Schedule was filed as Exhibit 30.10
                    to  Form   10-QSB   filed   June   14,   1995  and
                    incorporated herein by reference.

49      27          Financial  Data  Schedule for the six month period
                    ended July  31,1995 and filed as Exhibit  39.27 to
                    Form   10-QSB   filed   September   15,  1995  and
                    incorporated herein by reference.

50      27          Financial  Data Schedule for the nine month period
                    ended  October 31, 1995 and filed as Exhibit 42.27
                    to  Form  10-QSB  filed   December  20,  1995  and
                    incorporated herein by reference.

51      27          Financial Data Schedule for the year ended January
                    31, 1996.

Exhibit Item  601
No.     Category    Exhibit
- ---     --------    -------


52      99          Employment  Agreement  effective September 1, 1993
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    George Beattie whereby Fischer-Watt agrees to employ Mr. Beattie for a two-year period as Chief
                    Executive Officer and filed as Exhibit 20.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

53      99          Minutes of Special  Meeting of Board of  Directors
                    of Fischer-Watt Gold Company,  Inc., dated October
                    19, 1994, whereby George Beattie's employment contract dated September 1, 1993 is extended to September 1, 1997. These minutes were filed as
                    Exhibit 28.99 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

54      99          List of subsidiaries of Fischer-Watt Gold Company,
                    Inc.


     (b)  Reports on Form 8-K

During the quarter ended January 31, 1996,

     1. The Registrant filed a Current Report on Form 8-K on November 3, 1995 reporting that on October 20, 1995, the Company had acquired from subsidiaries of Greenstone Resources Ltd. all of the outstanding shares of Greenstone Resources of Colombia Ltd., a Bermuda Corporation and 470,000 shares of Compania Minera Oronorte S. A. Greenstone Resources of Colombia Ltd., owns 61,450,000 shares of Compania Minera Oronorte S. A. Also on such date, the Company acquired 2,800,000 shares of Compania Minera Oronorte S. A., from Dual Resources. This resulted in Fischer-Watt Gold Company, Inc., owning 99.9% of Compania Minera Oronorte S. A., which owns the El Limon Mine in Colombia, South America. The financial statements required to be filed pursuant to Item 7 were required to be filed on or before January 5, 1996, and have not yet been filed.

     2. The Registrant filed a Current Report on Form 8-K on November 17, 1995 reporting that on November 15, 1995, the Company gave notice that it has made an offering of securities not registered under the Securities Act of 1933 in the form of a news release dated November 15, 1995.

     3. The Registrant filed a Current Report on Form 8-K on January 9, 1996 reporting that on January 5, 1996 Arthur Andersen LLP notified the Company by letter that the client-auditor relationship between Fischer-Watt Gold Company, Inc. And Arthur Andersen LLP had ceased. Since the Company did not dismiss Arthur Andersen LLP as its auditors the Company treated such letter as a resignation.

     4. The Registrant filed a Current Report on Form 8-K/A on January 12, 1996 reporting letter dated January 10, 1996 received by the Company from Arthur Andersen LLP stated that it is in agreement with the statements in Item 4 included in the Form 8-K of the Company filed January 9, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FISCHER-WATT GOLD COMPANY, INC.



September 24, 1996            By  /s/ George Beattie
                              ----------------------
                              President, Chief Executive Officer,
                              (Principal Executive Officer),
                              Chairman of the Board and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                    Date
     -------------------                                    ----

     /s/ Michele D. Wood                             September 24, 1996
     ------------------
     Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

     /s/ Gerald D. Helgeson                          September 24, 1996
     ------------------
     Director, Secretary
     and Vice President

     /s/ James M. Seed                               September 24, 1996
     ------------------
     Director

     /s/ George Beattie                              September 24, 1996
     ------------------
     President, Chief Executive Officer
     (Principal Executive Officer)
     Chairman of the Board and Director

     /s/ A. P. Taylor                                September 24, 1996
     ------------------
     Director

     /s/ Peter Bojtos                                September 24, 1996
     ------------------
     Director and Vice President
     Vice Chairman of the Board

     /s/ Jorge Ordonez                               September 24, 1996
     -----------------
     Director

                                Fischer-Watt Gold
                                  Company, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements
                      Years Ended January 31, 1996 and 1995

Independent Auditors' Report:

     BDO Seidman, LLP - year ended January 31, 1996 .....................   F-3
     Arthur Andersen, LLP - year ended January 31, 1995 .................   F-4

Consolidated Balance Sheet ..............................................   F-6

Consolidated Statements of Operations ...................................   F-7

Consolidated Statements of Shareholders' Equity (Deficit) ...............   F-8

Consolidated Statements of Cash Flows ...................................   F-9

Summary of Accounting Policies ..........................................   F-11

Notes to Consolidated Financial Statements ..............................   F-16

Independent Auditors' Report




Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                     /s/ BDO Seidman, LLP
                                                     BDO Seidman, LLP
Spokane, Washington
September 20, 1996
                                                                             F-3

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Fischer-Watt Gold Company, Inc.


We have audited the accompanying consolidated statement of operations of Fischer-Watt Gold Company, Inc. (a Nevada Corporation) for the year ended January 31, 1995, and the related consolidated statements of shareholders' equity and cash flows for the year ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fischer-Watt Gold Company, Inc. for the year ended January 31, 1995, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Sacramento, California
April 21, 1995

January 31,                                                         1996
- ------------------------------------------------------------------------

CURRENT ASSETS:
 Cash and cash equivalents                                     $ 266,000
 Accounts receivable (Note 3)                                    405,000
 Due from related parties (Note 10)                               97,000
 Inventories (Note 4)                                            605,000
 Prepaid expenses                                                 19,000
- ------------------------------------------------------------------------

Total current assets                                           1,392,000
- ------------------------------------------------------------------------

MINERAL INTERESTS, net (Note 5)                                3,149,000
- ------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                                              393,000
 Machinery and equipment                                       1,087,000
 Furniture and fixtures                                          109,000
- ------------------------------------------------------------------------

                                                               1,589,000
 Less accumulated depreciation                                    36,000
- ------------------------------------------------------------------------

Property, plant and equipment, net                             1,553,000

FOREIGN TAX REFUNDS                                              372,000

OTHER ASSETS                                                      51,000
- ------------------------------------------------------------------------

Total assets                                                  $6,517,000
========================================================================

January 31,                                                         1996
- ------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses (Note 12)              $2,073,000
 Notes payable to others (Note 6)                                400,000
 Notes payable to banks                                           60,000
 Income taxes payable (Note 9)                                   181,000
- ------------------------------------------------------------------------

Total liabilities                                              2,714,000
- ------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 7, 11)

SHAREHOLDERS' EQUITY (Note 7 & 8):
 Preferred stock, non-voting, convertible,
   $2.00 par value, 250,000 shares
   authorized; 0 shares outstanding                                   --
 Common stock, $0.001 par value, 50,000,000
   shares authorized; 22,537,160 shares
   outstanding                                                    23,000
 Additional paid-in capital                                    7,791,000
 Foreign currency translation adjustments                        669,000
 Accumulated deficit                                          (4,680,000)
- ------------------------------------------------------------------------
Total shareholders' equity                                     3,803,000
- ------------------------------------------------------------------------

Total liabilities and shareholders' equity                    $6,517,000
========================================================================

                          See the accompanying summary of accounting policies and notes to consolidated financial statements.

                        FISCHER-WATT GOLD COMPANY, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

Year ended January 31,                             1996          1995
- ------------------------------------------------------------------------

SALES OF PRECIOUS METALS, net                 $  1,378,000     $   --
COSTS APPLICABLE TO SALES                        1,478,000         --
- ------------------------------------------------------------------------

LOSS FROM MINING                                  (100,000)        --

GAIN ON SALES OF MINERAL INTERESTS               1,528,000       869,000

COSTS AND EXPENSES:
 Abandoned and impaired mineral interests          267,000       221,000
 Selling, general and administrative               474,000       252,000
 Exploration                                         3,000         --
- ------------------------------------------------------------------------

INCOME FROM OPERATIONS                             684,000       396,000

OTHER INCOME (EXPENSE):
 Gain (loss) on sale of trading securities         206,000       (28,000)
 Unrealized loss on trading securities                   --      (178,000)
 Gain on sale of equipment                               --        28,000
 Interest expense, net                             (73,000)      (79,000)
 Currency exchange gains, net                      307,000           --
- ------------------------------------------------------------------------

NET INCOME BEFORE TAXES                          1,124,000       139,000

TAX PROVISION                                      (93,000)       (4,000)
- ------------------------------------------------------------------------

NET INCOME                                    $  1,031,000     $ 135,000
========================================================================

EARNINGS PER SHARE                            $        .07     $     .01

WEIGHTED AVERAGE SHARES OUTSTANDING             14,883,000    12,344,000
- ------------------------------------------------------------------------

                      See the  accompanying  summary of accounting  policies and notes to consolidated financial statements.

                                                   FISCHER-WATT GOLD COMPANY, INC.
                                                          AND SUBSIDIARIES

                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                            For the Years Ended Jnuary 31, 1996 and 1995

                                                                            Foreign
                                                                            Currency      Share-
                                               Paid-in   Accumulated       Translation    holders'
                       Shares     Amount       Capital       Deficit       Adjustments    Equity
- -------------------------------------------------------------------------------------------------
BALANCE,
  February 1, 1994  12,344,000    $12,000    $5,773,000    $(5,846,000)    $     --    $  (61,000)

Net income for
  the year                  --         --           --         135,000           --       135,000
- -------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1995  12,344,000     12,000     5,773,000     (5,711,000)          --        74,000

Issuance of common
  stock in private
  placement, net     6,067,500      6,000       810,000             --           --       816,000

Issuance of common
  stock to acquire
  subsidiary, net    4,125,660      5,000     1,208,000             --           --     1,213,000

Foreign currency
  translation
   adjustments              --         --            --             --      669,000       669,000

Net income for
   the year                 --         --            --      1,031,000           --     1,031,000
- -------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1996  22,537,160    $23,000    $7,791,000    $(4,680,000)    $669,000    $3,803,000
=================================================================================================

                      See the  accompanying  summary of accounting  policies and notes to consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


Year ended January 31,                                1996          1995
- -------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  1,031,000     $ 135,000
 Adjustments to reconcile net income to net
 cash used in operating activities
   Depreciation, depletion and amortization        259,000         2,000
   Abandoned properties and prospects              339,000       221,000
   (Gain) loss on disposal of securities        (1,110,000)      174,000
   Unrealized loss on trading securities                --       178,000
   Gain on sales of mineral interests             (641,000)     (869,000)
   Other losses (gains), net                         1,000       (28,000)
 Changes in assets and liabilities, net
 of business acquisitions:
  Accounts receivable                             (223,000)       57,000
  Due from related party                           (97,000)        --
  Inventory                                        (85,000)        --
  Prepaids and other assets                         (8,000)        --
  Accounts payable and other adjustments           403,000      (165,000)
- ------------------------------------------------------------------------
Net cash used in operating activities             (131,000)     (295,000)
- ------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities                 582,000         --
 Proceeds from sales of mineral interests          150,000       155,000
 Investments in securities                         (21,000)      (86,000)
 Investments in mineral interests                 (301,000)       16,000
 Investments in plant and equipment               (139,000)       (3,000)
 Bonuses applied to reduce cost basis                   --        18,000
 Proceeds from equipment sales                          --        12,000
 Purchase of shares of consolidated
   subsidiary, net of cash acquired (Note 14)     (489,000)        --
- ------------------------------------------------------------------------
Net cash provided by (used in) investing
    activities                                    (218,000)      112,000
- ------------------------------------------------------------------------

                      See the  accompanying  summary of accounting  policies and notes to consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

Year ended January 31,                                1996          1995
- -------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock in
   private placement, net of stock
   issuance costs                                $ 816,000     $     --
 Payments of stock issuance costs on
   acquisition of subsidiary                       (21,000)          --
 Borrowings on notes payable                        28,000        83,000
 Repayment of notes payable                       (214,000)          --
- ------------------------------------------------------------------------
Net cash provided by financing activities          609,000        83,000
- ------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS (Note 14)                            260,000      (100,000)

CASH AND CASH EQUIVALENTS, beginning of year         6,000       106,000
- ------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year        $    266,000     $   6,000
========================================================================

                      See the  accompanying  summary of accounting  policies and notes to consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                                AND SUBSIDIARIES

                         Summary of Accounting Policies

- -----------------------------------------------------------------------------
Business Activities      Fischer-Watt  Gold  Company,  Inc.  ("Fischer-Watt"  or
                         the   "Company")   and   its  subsidiaries  and  joint
                         ventures  are  engaged  in the  business  of mining and
                         mineral   exploration.   Operating  activities  of  the
                         Company   include   locating,   acquiring,   exploring,
                         developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in two broad, geographical areas namely North Central
                         Colombia and the Western United States. The Company's current operational focus is its Oronorte properties, a producing gold mine near Medellin, Colombia.

Principles of            The consolidated  financial   statements   include  the
Consolidation            accounts  of  Fischer-Watt,   and  its  majority  owned
                         subsidiaries. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost.


Cash amd Cash            For purposes of balance  sheet  classification  and the
Equivalents              statements  of cash flows,  the Company  considers  all
                         highly liquid  investments  purchased  with an original
                         maturity   of   three   months   or  less  to  be  cash
                         equivalents.

Inventories              Inventories  consist of gold and silver produced by the
                         Company's Colombian mining operations, work in process, raw materials used in the production process and operating supplies. Gold and silver inventories are stated at their selling prices reduced by the estimated cost of disposal. Raw materials and operating supplies used in the production process are stated at the lower of cost or replacement value. Production expenses are included in work in process inventories using an average cost of production method and work in process inventories are stated at their lower of cost or net realizable value.

Mineral Interests        The Company records its interest in mineral  properties
                         and areas of geological  interest at cost less expenses
                         recovered  and receipts  from  exploration  agreements.
                         Exploration  development  costs are deferred  until the
                         related  project is placed in  production or abandoned.
                         Deferred  costs are amortized over the economic life of
                         the   related   project   following   commencement   of
                         production, by reference to the ratio of units produced to total estimated production (proven and probable reserves), or written off if the mineral properties or projects are sold or abandoned.

                         Costs associated with pre-exploration, exploration, and acquisition generally are deferred until a determination is made as to the existence of economically recoverable mineral reserves. If these costs are incurred by the Company during a period covered under a generative exploration program agreement with a third party, they are expensed until such time as the third party decides to either reject a property identified during the exploration period or proceed with further exploration of the property. If an election to proceed occurs, future costs are capitalized as incurred. Costs associated with abandoned projects are expensed at the time of abandonment.

                         Non-producing mineral interests are initially recorded at acquisition cost. The cost basis of mineral interests includes this acquisition cost and the cost, bonus payments made to attract a joint venture partner, of exploration and development, less bonus payments received on unproven properties and advance royalty payments received.

                         Mineral interests in unproven properties are evaluated on a quarterly basis for possible impairment. Management evaluation considers all the facts and circumstances known about each property including: the results of drilling and other exploration activities to date; the desirability and likelihood that additional future exploration activities will be undertaken by the Company or by others; the land holding costs including work commitments, rental and royalty payments and other lease and claim maintenance commitments; the expiration date of the lease including any earlier dates by which notice of intent to terminate the lease must be given in order to avoid work commitments; the accessibility of the property; the ability and likelihood of joint venturing the property with others; and, if producing, the cost and revenue of continued operations.

                         Unproven properties are considered fully or partially impaired, and are fully or partially abandoned, at the earliest of the time that: geologic mapping, surface sample assays or drilling results fail to confirm the geologic concepts involved at the time the property was acquired; a decision is made not to perform the work commitments or to make the lease payments required to retain the property; the Company discontinues its efforts to find a joint venture partner to fund exploration activities and has decided not to fund those costs itself; or the time the property interest terminates by contract or by operation of law.

Property, Plant &        Property,  plant,  and  equipment  are  stated at cost.
Equipment                Depreciation  is provided by the  straight-line  method
                         over the estimated service lives of the respective assets, which range from 2 to 20 years.


Revenue                  Sales  revenue is  recognized  upon the  production  of
Recognition              precious metals having a fixed monetary value. Precious
                         metal   inventories   are  recorded  at  estimated  net
                         realizable value, except in cases where there is no immediate marketability at a quoted market price, in which case they are recorded at the lower of cost or net realizable value.

                         Gain on the sales of  mineral  interests  includes  the
                         excess  of  the  net  proceeds   from  sales  over  the
                         Company's net book value in that property. In situations where a non-producing mineral interest is exchanged for a producing mineral interest, the gain or loss is the difference between the net book value of the exchanged property and the fair market value of the exchanged property or the property received, whichever fair market value is more clearly determinable.

                         Generative exploration program fees, received as part of an agreement whereby a third party agrees to fund a generative exploration program in connection with mineral deposits in areas not previously recognized as containing mineralization in exchange for the right to enter into a joint venture in the future to further explore or develop specifically identified prospects, are recognized as revenue in the period earned.

                         Bonus payments on proven properties, received as an incentive to enter into a joint exploration and development agreement, are recognized as revenue when received. For unproven properties, bonus payments received are first applied as a reduction of the cost basis of the property with any excess being recognized as revenue.

Foreign Currency         The Company accounts for foreign  currency  translation
Translation              in  accordance  with the  provisions  of  Statement  of
                         Financial   Accounting   Standards  No.  52,   "Foreign
                         Currency  Translation"  ("SFAS No. 52"). The assets and
                         liabilities   of  Donna   Ltd.,   formerly   Greenstone
                         Resources   Ltd.  of  Colombia,   and   subsidiary  are
                         translated  at the rate of  exchange  in  effect at the
                         balance sheet date.  Income and expenses are translated
                         using the weighted average rates of exchange prevailing
                         during  the period  which the  foreign  subsidiary  was
                         owned.   The  related   translation   adjustments   are
                         reflected in the accumulated translation adjustment section of shareholders' equity.

Earnings Per Share       The primary  earnings  per common share was computed by
                         dividing the net income or loss by the weighted average
                         number  of common  stock  shares  outstanding  for each
                         period  presented.  Shares  issuable  upon  exercise of
                         outstanding   stock  options  and  warrants  have  been
                         excluded from the computation as their effect on earnings per share would be less than 3%.

Environmental and        The  Company   currently  has  no  active   reclamation
Reclamation Costs        projects,   but   expenditures   relating   to  ongoing
                         environmental and reclamation  programs would either be
                         expensed  as incurred or  capitalized  and  depreciated
                         depending on the status of the related mineral property
                         and their future  economic  benefits.  The recording of
                         provisions   generally   commences  when  a  reasonably
                         definitive estimate of cost and remaining project life can be determined.

Income Taxes             The Company  accounts  for income  taxes in  accordance
                         with  the   provisions   of   Statement   of  Financial
                         Accounting  Standards No. 109,  "Accounting  for Income
                         Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income taxes to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Concentration of         The Company sells most of its precious metal production
Credit Risk              to one  customer.  However,  due to the  nature  of the
                         precious metals market, the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be directly affected by weakness in the precious metals processing business, the Company monitors the financial condition of its customers and considers the risk of loss to be remote.

Estimates                The  preparation of financial  statements in conformity
                         with generally accepted accounting  principles requires
                         management  to  make  estimates  and  assumptions  that
                         effect the reported  amounts of assets and  liabilities
                         and disclosure of contingent  assets and liabilities at
                         the date of the financial  statements  and the reported
                         amounts of revenues and expenses  during the  reporting
                         period.   Actual   results   could  differ  from  those
                         estimates.

New Accounting           Statement of Financial  Accounting  Standards  No. 121,
Pronouncements           "Accounting for the Impairment of Long-Lived Assets and
                         Assets to be Disposed of " ("SFAS No.  121")  issued by
                         the Financial  Accounting  Standards  Board ("FASB") is
                         effective  for financial  statements  with fiscal years
                         beginning  after  December 15,  1995.  The new standard
                         establishes guidelines regarding when impairment losses
                         on long-lived assets,  which include mineral interests,
                         plant,   equipment,   certain  intangible  assets,  and
                         goodwill,  should  be  recognized  and  how  impairment
                         losses should be measured.  The Company does not expect
                         adoption  to have a  material  effect on its  financial
                         position  or  results  of   operations.

                         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements beginning after December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transaction in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Reclassifications        Certain amounts in 1995 financial  statements have been
                         reclassified to conform to the 1996 presentation.

1.  Financial            While  Fischer-Watt  reported net income in fiscal 1996
    Condition and        principally as a result of realizing  gains on the sale
    Liquidity            or exchange of non-producing mineral properties, it has
                         an  accumulated  deficit of $4,900,000 and continues to
                         experience negative cash flow from operations and incur
                         losses from  mining.  Management  believes  that as the
                         recently  acquired  producing  gold  mine  property  is
                         further   developed  and  production  levels  increase,
                         sufficient  cash flows will exist to fund the Company's
                         continuing   mining   operations  and  exploration  and
                         development   efforts   in  other   areas.   Management
                         anticipates  achieving levels of production  sufficient
                         to fund  the  Company's  operating  needs by the end of
                         fiscal  1998 and until then will fund  operations  with
                         the cash  raised in its March 1996  offering  (see Note
                         13).   The  ability  of  the  Company  to  achieve  its
                         operating  goals  and thus  positive  cash  flows  from
                         operations is dependent upon the future market price of
                         gold,  and the  ability  to  achieve  future  operating
                         efficiencies   anticipated  with  increased  production
                         levels.   Management's  plans  may  require  additional
                         financing  or  disposition  of  some  of the  Company's
                         non-producing   assets.  While  the  Company  has  been
                         successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

2.  Business             (a.)  Acquisition  of Greenstone  Resources of Colombia
    Combinations         Ltd.("GRC")

                         Effective August 24, 1995, the Company acquired all of the outstanding shares of GRC, a company incorporated under the laws of Bermuda, by exchanging the Company's net interest in Minerales de Copan, S.A. de C.V., valued at $885,000, assuming a note payable to the seller for $300,000 (see Note 6), and incurring acquisition and organization costs of $72,000. This acquisition was accounted for as a purchase and the assets and liabilities of GRC were adjusted based on their estimated fair market values as of August 24, 1995. Operating results were recorded beginning on August 24, 1995. Subsequent to the acquisition, GRC changed its name to Donna Ltd. ("Donna"). Donna owns 94.9% of the issued and outstanding common shares of Compania Minera Oronorte S.A. ("Oronorte"), a company incorporated under the laws of Colombia, with the Fischer-Watt owning the remaining Oronorte shares.

                         (b). Acquisition of Great Basin Management Co., Inc. ("GBM")

                         On January 29, 1996, the Company acquired 100% of the issued and outstanding common shares of GBM and its wholly owned subsidiary, Great Basin Exploration and Mining Company, Inc. ("GBEM"), a mineral exploration Company. The GBM shares were purchased in exchange for 4,125,660 shares of the Company's common stock having an estimated fair market value at the date of exchange of $1,234,000. These shares issued by the Company are restricted as to trading until March 1998.

                         (c). Unaudited Pro Forma Information

                         The following unaudited pro forma information has been prepared on the basis that the acquisitions of GRC and GBM had both occurred at the beginning of fiscal 1996 and 1995. The unaudited pro forma information includes adjustments to depreciation and depletion expense based on the allocation of the purchase price to the property, plant, equipment and mineral interests acquired.

                          Year ended January 31,         1996          1995
                         -------------------------------------------------------

                          Sales of precious metals   $ 3,342,000    $ 3,378,000
                          Net income (loss)          $  (321,000)   $(2,857,000)
                          Net earnings (loss)
                            per common share                (.01)   $      (.23)

3.  Accounts             Accounts receivable at January 31, 1996 consist of:
    Receivable

                         Trade                       $313,000
                         Other                         92,000
                         -------------------------------------------------------
                         Total accounts receivable   $405,000
                         =======================================================

4.  Inventories          Inventories at January 31, 1996 consist of:

                         Finished products and
                            products in process       $181,000
                         Supplies, materials
                            and spare parts           424,000
                         ------------------------------------------------------
                         Total inventories           $605,000
                         ======================================================

5.  Mineral              Capitalized  costs for mineral interests at January 31,
    Interests            1996 consist of:

                         Operating mining property:
                           El Limon Mine, Oronorte District    $  611,000
                           Less accumulated depletion              82,000
                         ------------------------------------------------------
                                                                  529,000
                         ======================================================

                         Non-operating properties,
                          net of reserves:
                              El Carmen, Colombia                 772,000
                              La Aurora, Colombia                 186,000
                              Juan Vara, Colombia                   1,000
                              Afghan-Kobeh, Nevada                647,000
                              Coal Canyon, Nevada                 548,000
                              Red Canyon, Nevada                  334,000
                              Tempo, Nevada                        50,000
                              Oatman, Arizona                      10,000
                              Modoc, California                    72,000
                          -----------------------------------------------------
                          Total mineral interests              $3,149,000
                          =====================================================

6.  Notes Payable        Pursuant to agreements among Greenstone  Resources Ltd.
                         ("Greenstone"),  Dual Resources Ltd. ("Dual"),  and the
                         Company,  Greenstone made a payment of $300,000 to Dual
                         to acquire  2,800,000  shares of Oronorte  common stock
                         for  the  benefit  of  the   Company.   The   Company's
                         obligation  to  repay   Greenstone   this  $300,000  is
                         evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone.

                         The Company has a note payable of $100,000 to Serem Gatro, the previous owner of GBEM. The note bears interest at 8% and is currently past due. Repayment of this note payable is currently being negotiated with Serem Gatro.

7.  Equity and           In  November  1995,  the  Company  completed  a private
    Common Stock         placement  of  6,067,500  common  shares and  3,033,750
                         warrants to purchase  common  shares.  The net proceeds
                         from this private  placement of $816,000 are to be used
                         to finance the expansion and operation of the Company's
                         El Limon gold mine in  Colombia.  Each  warrant  can be
                         exercised to purchase a common share for $0.30  through
                         August 1997.  Costs of issuing  these common shares and
                         stock warrants totaled $94,000 and were subtracted from
                         the  gross  proceeds  in  determining   the  amount  of
                         additional paid in capital.

                         As noted in Note 2, the Company issued 4,125,660 common shares on January 29, 1996 in exchange for all of the issued and outstanding common shares of GBM. The shares had an estimated fair market value of $1,234,000 and the costs of the issuance of $21,000 were subtracted from the proceeds in determining the amount of additional paid in capital.

8.  Common Stock         In  May  1987,  the  board  of  directors   approved  a
    Options and          nonqualified  stock option  plan.  Two  officers,  four
    Warrants             employees and one  independent  contractor were granted
                         options to purchase a total of 710,000 shares of common stock at $1.50 per share (fair market value at date of grant). These options vest at rates ranging from 2,000 to 5,000 shares per month per individual and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At
                         January 31, 1996, options on 706,000 shares had vested and were exercisable.

                         In October 1991, three officers and three employees were granted options to purchase a total of 504,000 shares of common stock at $1.15 per share (fair market value at the date of grant). Options on 74,000 shares vested immediately and the remainder vest at rates ranging from 2,000 to 4,000 shares per month, and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1996, options on 382,000 shares had vested and were exercisable.

                         In July 1993, two officers and four employees were granted options to purchase a total of 600,000 shares of common stock at $.50 per share (fair market value at the date of grant). These options vest at the rate of
                         2,000 shares per month per employee and become exercisable six months after vesting. These options expire 10 years after they become exercisable. Options granted on 450,000 of the 600,000 shares were later canceled pursuant to employee settlement agreements. At January 31, 1996, options on 112,000 shares had vested and options on 100,000 shares were exercisable.

                         In conjunction with an employment contract effective September 1, 1993, with an officer and director, options were granted on 500,000 shares of common stock at $.20 per share (fair market value at date of grant). These options vest at the rate of 20,000 shares per month and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1996, options on 500,000 shares had vested and options on 460,000 shares were exercisable.

                         In October 1993, two officers and four employees were granted options to purchase a total of 450,000 shares of common stock at $.17 per share (fair market value at date of grant). These options vested immediately and became exercisable six months after vesting. The options expire in April 2004. At January 31, 1996, options on 450,000 shares had vested and were exercisable.

                         In April and July 1994, two directors were each granted options to purchase 100,000 shares of common stock at $.08 and $.05 per share (fair market value at time of grant), respectively. These options vest after approximately one year of service as a director and become exercisable upon vesting. These options expire five years after they become exercisable. At January 31, 1996, options on all 200,000 shares had vested or were exercisable.

                         On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant). These options became exercisable on June 1, 1996 and expire five years after they become exercisable. At January 31, 1996, none of the options were exercisable.

                         The Company has reserved 200,000 common shares for issuance upon exercise of five Warrants issued in January 1996 in consideration for investment banking and promotional services as follows: 100,000 common shares are reserved for issuance upon exercise of warrant's issued on January 10, 1996 exercisable at $.28 per share (fair market value at time of grant) prior to January 10, 2000. The remaining 100,000 shares are reserved for issuance upon exercise of warrants issued on January 10, 1996, exercisable at $.31 per share at any time prior to January 10, 2001.

9.  Income Taxes         The  components  of net  income  before  taxes  for the
                         Company's domestic and foreign operations for the years ended January 31 were as follows:

                                                         1996          1995
                         ------------------------------------------------------

                         Domestic                   $  1,123,000     $ 139,000
                         Foreign                        (227,000)           --
                         ------------------------------------------------------
                         Net income before taxes    $    896,000     $ 139,000
                         ======================================================

                         The consolidated tax provision for the years ended January 31 is comprised of the following:

                                                         1996          1995
                         ------------------------------------------------------
                         Current:
                           Federal                $     16,000     $      --
                           State                        77,000         4,000
                           Foreign                          --            --
                         ------------------------------------------------------
                         Tax Provision            $     93,000     $   4,000
                         =====================================================

                         The difference between the federal statutory tax rate and the effective tax rate on net income before taxes for the years ended January 31 follows:

                                                        1996          1995
                         ------------------------------------------------------
                         Federal statutory rate        34.0%         34.0%
                         Utilization of tax loss
                              carryforwards           (34.0)        (34.0)
                         Alternative minimum tax        1.4            --
                         State income taxes             6.9           2.9
                         Other                          2.1            --
                         ------------------------------------------------------
                                                       10.4%          2.9%
                         ======================================================

                         The Company has regular federal tax loss carryforwards of approximately $4.5 million and federal alternative minimum tax loss carryforwards of approximately $4.4 million at January 31, 1996 which expire from 2005 to 2008.

                         Temporary differences between taxable income reported on the Company's federal tax return and net income reflected in the accompanying statements of operations result primarily from the capitalization of mine exploration and development costs for financial reporting purposes and deducting those costs for tax reporting purposes, partially offset by a lack of tax basis in properties sold, traded or abandoned. Additional temporary differences related to depreciation, mineral interest writedowns and non-deductible accruals exist. The tax effect of each of these temporary differences and net operating loss carryforwards are entirely offset by a $1.8 million valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

10.  Transactions        Larry  Buchanan was a director of the Company from July
     with Related        15,  1994  until  June 5,  1996 in  addition  to  being
     Parties             involved with various  projects and companies  that are
                         related  to  Fischer-Watt's   business.   Dr.  Buchanan
                         received compensation as a consulting geologist of $11,000 plus interest on overdue bills of $1,631 in fiscal 1996 and compensation of $32,000 in fiscal 1995.
                         Dr.  Buchanan is a Vice  President  of the firm Begeyge
                         Minera Ltda. ("BG&G"), that received compensation of $13,000 for consulting geological services in fiscal
                         1996 and $11,000 for property acquisition costs and consulting geological services in fiscal 1995. BG&G holds a royalty interest in the Minas de Oro property in Honduras that the Company sold its interest in May
                         1995.  BG&G also  holds a royalty  interest  in the Rio
                         Tinto, Honduras property in which the Company incurred costs of $15,000 in the year ended January 31, 1996 and $7,000 in the year ended January 31, 1995. The Company abandoned the Rio Tinto interests during the first quarter of fiscal 1996. In addition, on June 1, 1995, for his services as a Director, Dr. Buchanan received an option to purchase 100,000 shares of the common stock of the Corporation at an exercise price of $.0625 per share.

                         Peter Bojtos became a director of the Company on April 24, 1996. Mr. Bojtos had been engaged on August 25, 1995 by the Company, on a non-exclusive basis, as an independent contractor to raise funds for the Company in the form of issuance of restricted common stock and warrants to purchase additional shares. He was compensated in cash at the rate of 10% of the amount raised. He was paid $81,000 for those services. Mr. Bojtos purchased 180,000 units of that offering under the same terms and conditions as the other subscribers which consisted of 360,000 shares of restricted common stock and warrants to purchase an additional 180,000 shares at any date prior to August 31, 1997 for $.30 per share. Lynn Bojtos, wife of Peter Bojtos, purchased an additional 170,000 shares, under these same terms and conditions. In March of 1996, he was again engaged to raise funds for the Company. The Company completed a $5 million foreign offering outside the United States pursuant to Regulation "S". Mr. Bojtos was paid
                         $132,000 for his services in connection with this offering. On May 21, 1996, Mr. Bojtos was granted for services to the Company an option to purchase 100,000 shares of common stock of the Corporation after February 20, 1997 at an exercise price of $.37 per share.

                         Anthony P. Taylor, an officer and director of the Company, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM.

                         Kennecott Exploration Company, who owns 3,048,000 shares of the Company's common stock, loaned the Company $500,000 in March 1992. Kennecott had a joint venture with the Company on the Minas de Oro property in Honduras. In May 1995, both Kennecott and the Company sold their interests in the Minas do Oro property to a third party. In connection with that sale, Fischer-Watt received $150,000 and the $500,000 debt and accrued interest owed to Kennecott was canceled. A $641,000 gain on the sale of this property was recorded on the fiscal 1996 statement of operations. In a separate transaction, the Company assigned to Kennecott previously unassigned leases on the Modoc property in California, subject to a net smelter return royalty interest retained by the Company.

                         On June 5, 1996, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 7).

11.  Greenstone          In March  1994,  the  Company  accepted  an offer  from
     Resources Ltd.      Greenstone  to  acquire  an option to  purchase  all of
     Transactions        Fischer-Watt's  interests in the San Andres  project in
                         Honduras.  As consideration for the option,  Greenstone
                         paid  Fischer-Watt  $105,000  and forgave  $90,000 of a
                         $94,000  loan  provided to  Fischer-Watt  pursuant to a
                         terminated merger transaction. Greenstone exercised its
                         option on October 31, 1994 by forgiving  the  remaining
                         loan balance of $4,000, paying Fischer-Watt $56,000 and
                         issuing  $700,000  of  Greenstone  common  stock.  Upon
                         exercise  of  the  option,   Greenstone   was  assigned
                         Fischer-Watt's   option  to  acquire  51%  of  Compania
                         Minerales de Copan, S.A. de C.V.  ("Copan") from Milner
                         Consolidated  Silver Mines  (25.5%) and North  American
                         Palladium   Resources   (25.5%)   as  well  as  all  of
                         Fischer-Watt's  other  rights and  interest  in the San
                         Andres project subject to the shares  described  below.
                         Copan owns the San Andres project which produces gold from a small open pit, heap leach operation within the project boundaries.

                         On August 4, 1994, the Company received the first installment of a loan from Greenstone Resources Canada Ltd. The loan was negotiated as part of the San Andres option agreement. The loan was to provide all of the funds to purchase up to nine percent of the shares of Copan.

                         The loan was nonrecourse as to both principal and interest to the Company and was to be repaid out of dividends, if any, from the Copan shares. The shares were pledged to Greenstone as collateral for the loan which was due on or before December 31, 1999. At August 24, 1995 this loan plus associated accrued interest, totaling $115,000, were eliminated in conjunction with the sale of the Company's interest in the Copan shares (see Note 2).

12.  Commitments         Upon  the  purchase  of GRC  (see  Note 2) the  Company
     and                 assumed  GRC's  liabilities   related  to  transactions
     Contingencies       governed by Colombian  law  concerning  the movement of
                         foreign   currency  into  and  out  of  Colombia.   The
                         Colombian  government has the right to request an audit
                         of  foreign  currency  movement  within a two year time
                         frame.  No  request  or  notice  of an  audit  has been
                         received  from  the   Colombian   government  to  date.
                         Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

                         Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. In the event of an unfavorable outcome from Oronorte's perspective, there is a likelihood that the Company would have the right to claim indemnity from Greenstone Resources Canada Ltd. pursuant to the terms of the agreements related to the acquisition of Oronorte.

                         In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. Subject to final assessment of liabilities and GRC's right to offset certain assets against liabilities, the Company estimates this excess of liabilities to be $309,000. Management is unable to determine Greenstone's ability or willingness to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of January 31, 1996.

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

                         The table below lists the various properties and the required financial commitments for the year ending January 31, 1997.

                                              Work                 Joint
                         Company    Lease    Commit-              Venture   Net
                         Property  Payments    ment      Total     Share   Cost
                         -------------------------------------------------------
                         America    $48,000 $106,000  $154,000 $154,000 $     --
                         Afgan/Kobeh 65,000  200,000   265,000  265,000       --
                         Coal Canyon 29,000  100,000   129,000       --  129,000
                         Red Canyon  74,000       --    74,000   74,000       --
                         Tempo      123,000  100,000   223,000  223,000       --
                         Tuscarora       --    2,000     2,000    2,000       --
                         Modoc       20,000       --    20,000   20,000       --
                         Oatman          --       --        --       --       --
                         Other        3,000       --     3,000       --    3,000
                         -------------------------------------------------------
                         Totals    $362,000 $508,000  $870,000 $738,000 $132,000
                         =======================================================

13.  Subsequent          On March 12, 1996,  the Company sold  9,960,000  common
     Events              shares and 4,980,000 warrants to purchase common shares
                         to investors located outside of the United States pursuant to a Regulation S offering. The net proceeds from this offering of $4,930,000 are to finance the Company's capital equipment and working capital needs related to the further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada.

                         Each of these warrants issued entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Costs of issuing these common shares and warrants totaled $348,000 and will be subtracted from the gross proceeds in determining the amount of additional paid in capital.

14.  Supplemental        Cash paid for  interest  during the fiscal  years ended
     Disclosure of       January 31, 1996 and 1995 was $54,028 and $12,000. Cash
     Cash Flow           paid for income  taxes  during the years ended  January
     Information         31, 1996 and 1995 was $4,000 and $0.

                         Non-cash investing and financing activities for the years ended January 31, 1996 and 1995 included:

                                                            1996          1995
                         ------------------------------------------------------
                         Debt assumed by buyer
                           in connection with
                           disposal of mineral interest   $ 541,817   $  94,000

                         Application of bonus on unproven
                           property to offset accrued
                           interest expense               $      --   $ 50,000

                         Securities received in connection
                           with sale of mineral interest  $      --   $ 700,000

                         Cost basis in mineral interest
                           sold in connection with debt
                           eliminated                     $      --   $ 86,000

                         Fair market value of vehicles
                           and office equipment offset
                           against wages and expenses
                           due to former employees        $      --   $ 33,000

                         The net change in assets and liabilities due to the acquisition of subsidiaries during the fiscal year ended January 31, 1996 was comprised of the following:

                                                             Great Basin
                                                              Management
                                                               Company
                                               Donna Ltd.        Inc.   Total
                       --------------------------------------------------------
                        Value of consideration $1,000,000$        -- $1,000,000
                        Value of stock issued          --  1,234,000  1,234,000
                        Net debt assumed          185,000         --    185,000
                        Capitalized acquisition
                          costs                    72,000         --     72,000

                        Assets acquired
                          Working capital,
                            other than cash    (1,065,000)   (39,000)(1,104,000)
                          Property, plant and
                            equipment          (2,931,000)(1,579,000)(4,510,000)

                        Liabilities assumed
                          Current liabilities   2,443,000   239,000 2,682,000
                          Long-term debt          300,000   148,000   448,000
                       --------------------------------------------------------

                        Cash acquired               4,000     3,000     7,000
                          Less elimination of
                            intercompany debt    (300,000) (124,000) (424,000)
                          Less cash paid for
                            acquisition           (72,000)       --   (72,000)
                       --------------------------------------------------------

                        Net change in assets
                          and liabilities due
                          to acquisition
                          of subsidiaries       $(368,000)$(121,000)$(489,000)
                       =======================================================