Form 10QSB
period 1996-04-30
FISCHER WATT GOLD CO INC
filed 1996-10-18
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------    --------
                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                      --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

         NEVADA                                  88-0227654
   ---------------------------              -------------------
  (State or other jurisdiction             (I.R.S. Employer
  of incorporation)                         Identification No.)


           1621 North 3rd Street, Suite 1000, Coeur d'Alene, ID 83814
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 664-6757
                            -------------------------
                           (Issuer's telephone number)

                 1410 Cherrywood Drive, Coeur d'Alene, ID 83814
                 ----------------------------------------------
                 (Former address of principal executive office)

     Check  whether the issuer  (l) filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ } No [X]

The number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 1996 was 31,196,760.

Transition Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         Part 1 - Financial Information

Item 1. Financial Statements

                         FISCHER-WATT GOLD COMPANY, INC.
                                 BALANCE SHEETS

                                                                     April 30,
                                                                       1996
                           ASSETS                                   (Unaudited)

  CURRENT ASSETS:
   Cash ......................................................       $4,12l,O00
   Accounts receivable .......................................        1,041,000
   Due from related parties ..................................           28,000
   Inventories ...............................................          196,000
   Prepaid Expenses ..........................................           25,000
                                                                   ------------
Total current assets .........................................        5,411,000

MINERAL INTERESTS, net .......................................        2,990,0OO

PLANT, PROPERTY, AND EQUIPMENT ...............................        1,639,OOO
LESS ACCUMULATED DEPRECIATION ................................         (110,000)
                                                                   ------------
                                                                      1,529,000
OTHER ASSETS .................................................           40,000
                                                                   ------------
Total assets .................................................     $  9,970,000
                                                                   ------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ..........................................       $1,796,OOO
     and accrued expenses
   Notes payable .............................................          454,000
   Income taxes payable ......................................           91,000
                                                                   ------------
   Total liabilities .........................................       $2,341,000

COMMITMENTS AND CONTINGENCIES,
   Notes 1,3, 6


SHAREHOLDERS' EQUITY:
 Preferred Stock, non-voting,
   convertible,  $2.00 par value,
   250,000 shares authorized;
   0 shares outstanding ......................................              -0-
 Common stock,  $0.001 par value,
   50,000,000 shares authorized;
   31,187,160 shares outstanding
   at April 1996 .............................................           31,000
 Additional paid-in capital ..................................       12,720,000
 Foreign Currency translation
    adjustments ..............................................          461,000
  Deficit ....................................................       (5,583,000)
                                                                   ------------
Total shareholders' (deficit) equity .........................        7,629,000
                                                                   ------------
  Total liabilities and
  shareholders' equity  ......................................      $ 9,970,OO0
                                                                   ------------

The accompanying notes are an integral part of these balance sheets.

                         FISCHER-WATT GOLD COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       April 30,
                                                                                   1996        1995
                                                                                   -----       -----
SALES OF PRECIOUS METALS .........................................           $  1,057,000            $ -0-
COSTS APPLICABLE TO SALES ........................................             (1,533,000)             -0-
                                                                             ------------         ----------
LOSS FROM MINING .................................................               (476,000)             -0-

COSTS AND EXPENSES:
   Abandoned and impaired
   mineral interests .............................................                  3,000             22,000
   Selling, general and administrative ...........................                269,000             69,000
   Exploration ...................................................                 66,000              3,000
                                                                             ------------         ----------
                                                                                  338,000             94,000
                                                                             ------------         ----------
OTHER INCOME (EXPENSE):
       Interest income (expense) .................................                 26,000            (22,000)
       Unrealized gain on trading securities .....................                  -0-               50,000
       Other (expense) income ....................................                 (5,000)           (11,000)
       Currency Exchange Losses, net .............................               (110,000)             -0-
                                                                             ------------         ----------
                                                                                  (89,000)           (17,000)
                                                                             ------------         ----------
Net loss before income taxes .....................................               (903,000)           (76,000)

TAX PROVISION ....................................................                  -0-               (1,000)
                                                                             ------------         ----------
NET LOSS .........................................................           $   (903,000)          $(77,000)
                                                                             ------------         ----------
(LOSS) INCOME PER SHARE AND
   COMMON EQUIVALENT .............................................           $       (.04)          $   (.01)
                                                                             ------------         ----------
WEIGHTED AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING ............................             25,420,000         12,344,000
                                                                             ------------         ----------

The accompanying notes are an lntegral part Of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                            STATEMENTS OF CASH PLOWS

                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                            April 30,
                                                                                            ----------------------------------------
                                                                                                 1996                       1995
                                                                                            ------------                ------------
  Net cash provided by (used in)
     operating activities ....................................................                  (944,000)                    26,000
                                                                                             -----------                -----------
  Net cash (used in) provided by
     investing activities ....................................................                 4,830,000                    (28,000)
                                                                                             -----------                -----------
  Net cash provided by (used in)
     financing activities ....................................................                   (31,000)                     6,000
                                                                                             -----------                -----------
  NET INCREASE IN CASH .......................................................                 3,855,000                      4,000

  CASH, at beginning of period ...............................................                   266,000                      6,000

  CASH, at end of period .....................................................               $ 4,121,000                $    10,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
      Cash paid during the period for interest ...............................               $     -0-                  $     2,000
      Cash paid during the period for taxes ..................................                    18,000                      -0-

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
     Application of bonus on unproven
       property to offset accrued
       interest expense ......................................................               $      --                  $    25,000
     Cost basis of trading securities
       sold in connection with loss on
       trading securities ....................................................               $      --                      130,000
     Securities issued in exchange for
       professional services rendered ........................................               $    18,000                      -0-


The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Financial Condition and Liquidity

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") Annual Report on Form 10-KSB for the year ended January 31, 1996.

  Future Financing and Realization

While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $4,900,000 and continues to experience negative cash flow from operations and incur losses from mining. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering (see Note
6). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

2.  Unaudited Pro Forma Information

The following unaudited pro forma information has been prepared on the basis that the acquisitions of Greenstone Resources of Columbia Ltd. ("GRC") and Great Basin Management Co. Inc., ("GBM") had both occurred at the beginning of fiscal 1995. The unaudited pro forma information includes adjustments to depreciation and depletion expense based on the allocation of the purchase price to the property, plant, equipment and mineral interests acquired.

Quarter ended April 30, 1995:

Sales of precious metals ............................. $   585,000
Net income (loss) .................................... $  (777,000)
Net earnings (loss)
  per common share ................................... $      (.05)

3. Accounts Receivable

Accounts receivable at April 30, 1996 consist of:

Taxes Receivable ..................................... $   784,000
Trade ................................................     250,000
Other ................................................       7,000
                                                        ----------
Total accounts receivable ............................ $ 1,042,000

4. Inventories

Inventories at April 30, 1996 consist of:

Finished products and
  products in process ...............................  $   130,000
Supplies, materials
  and spare parts ...................................       66,000
                                                        ----------
Total inventories ...................................  $   196,000

5. Mineral Interests

Capitalized costs for mineral interests at April 30, 1996 consist of:

Operating mining property:
  E1 Limon Mine, Oronorte District ..................  $   611,000
  Less accumulated depletion  .......................      278,000
                                                        ----------
                                                           333,000

Non-operating properties,
 net of reserves:
  E1 Carmen, Colombia ...............................      772,000
  La Aurora, Colombia ...............................      219,000
  Juan Vara, Colombia ...............................        5,000
  Afghan-Kobeh, Nevada ..............................      647,000
  Coal Canyon, Nevada ...............................      548,000
  Red Canyon, Nevada ................................      334,000
  Tempo, Nevada .....................................       50,000
  Oatman, Arizona ...................................       10,000
  Modoc, California .................................       72,00O
                                                        ----------
Total mineral interests .............................  $ 2,990,000

6. Equity and Common Stock

In November 1995, the Company completed a private placement of 6,067,500 common shares and 3,033,750 warrants to purchase common shares, The net proceeds from this private placement of $816,000 are to be used to finance the expansion and operation of the Company's E1 Limon gold mine in Colombia. Each warrant can be exercised to purchase a common share for $0.30 through August 1997. Costs of issuing these common shares and stock warrants totaled $94,000 and were subtracted from the gross proceeds in determining the amount of additional paid in capital.

The Company issued 4,125,660 common shares on January 29, 1996 in exchange for all of the issued and outstanding common shares of GBM. The shares had an estimated fair market value of $1,234,000 and the costs of the issuance of $21,000 were subtracted from the proceeds in determining the amount of additional paid in capital.

On March 12, 1996, the Company sold 9,960,000 common shares and 4,980,000 warrants to purchase common shares to investors located outside of the United States pursuant to a Regulation S offering, The net proceeds from this offering of $4,930,000 are to finance the Company's capital equipment and working capital needs related to the further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the three months ended April 30, 1996 (fiscal 1997) and April 30, 1995 (fiscal 1996). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-KSB for the fiscal year ended January 31, 1996 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

     Liquidity and Capital Resources

     Short-Term Liquidity

As of August 31, 1996, the Company had $2,061,000 in cash and accounts payable of $333,000. While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $5,583,000 and continues to experience negative cash flow from operations and incur losses from mining. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering (see Note 6). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

On April 30, 1996, the Company's current ratio was 2.3:1 based on current assets of $5,411,000 and current liabilities of $2,341,000. On April 30, 1995, Fischer-Watt's current ratio was .43:1 based on current assets of $305,000 and current liabilities of $715,000. The improvement in the current ratio at April 30, 1996 is primarily related to the receipt of funds from the November and March stock offerings, cancellation of a $500,000 note payable to Kennecott Exploration Company related to the sale of the Company's 20% interest in the Minas de Oro gold project in Honduras in May 1995, and the addition of accounts receivable and inventory balances associated with the operating mine, all of which are partially offset by the sale of trading securities, the addition of accounts payable associated with the operating mine, and the addition of notes payable incurred with the acquisitions of GRC and GBM (see discussions below).

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

Prior to its acquisition by the Company, GBEM, borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for monies lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995. The note was to be repaid not later than September 30, 1995. and bears interest at 8%. Repayment of this note payable and related interest is currently being negotiated with SGC,

Management believes that the Company has adequately reserved its reclamation commitments.

     Long-Term Liquidity

Cash flows from operations during fiscal 1998 are expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company may require additional funding from equity or borrowings if a major expansion at its Oronorte property is necessary and cost justified or an acquisition opportunity arises. At April 30, 1996 the Company had no long term debt compared to $96,000 at April 30, 1995. The $96,000 consisted solely of a nonrecourse note payable to Greenstone Resources Canada issued for the loan of funds to purchase shares in Compania Minerales de Copan S, A. de C. V. Repayment was due in 1999 and the Copan shares were the sole security for the loan. This debt was settled in conjunction with the sale of the Copan shares.

                              Results of Operations

The Company had net loss of $903,000 ($.04 per share) compared to net loss of $77,000 ($.01 per share) in the quarter ended April 30, 1996 and 1995, respectively. The most significant reason for this change is related to the acquisition of the Oronorte project, which reported a loss from mining of $476,000, general and administrative expenses associated with mining operations of $135,000, and a loss from currency exchange of $110,000 in the quarter ended April 30, 1996. There were no mining operations in fiscal 1995. Additionally, the acquisition of GBM resulted in an increase in exploration expenses of $63,000 in the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995.

     Revenues

The Company had sales of precious metals of $1,057,000 representing 2,603 ounces of gold and 2,464 ounces of silver in the quarter ended April 30, 1996. Production costs totaled $1,533,000 for the initial period. There were no comparable sales or costs in fiscal 1995. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Costs and Expenses

The cost of abandoned mineral interests decreased from $22,000 to $3,000 in quarters ended April 30, 1995 and 1996, respectively, During the current fiscal year, La Victoria with a cost basis of $3,000 was abandoned, and the Company abandoned the Rio Tinto property in the first quarter of the prior fiscal year 1996 after a limited explorations program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm earlier mineral values.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $69,000 to $269,000 in quarters ended April 30, 1995 and l996, respectively. The increase of $200,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $135,000, coupled with an increase in legal and corporate relations expenses.

Exploration expense increased to $66,000 in the first quarter of fiscal 1997 from $3,000 in the first quarter of fiscal 1996. This increase is due to the acquisition of GBM.

Net interest income (expense) increased from $(22,000) in fiscal 1996 to $26,000 in fiscal 1997. This increase is due to the elimination of interest accrued on the $500,000 note to Kennecott offset by interest earned in the proceeds from the November and March stock offerings.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $110,000 in the quarter ended April 30, 1996. There was no comparable gain or loss in the quarter ended April 30, 1995.

The Company is subject to inflationary pressures of the Colombian economy. During the past year the rate of inflation in Colombia was approximately 20%, wherein the currency exchange rate of the U.S. dollar to the Colombian peso increased by only 8%. The Company is striving to implement cost-cutting measures in an effort to reduce per unit production costs and increase production efficiencies. However, there can be no assurance that the Company will be able to achieve such cost cutting measures and production efficiencies. In addition, the Company cannot anticipate what the future inflation and exchange rates will be and therefore cannot accurately predict the aggregate effect of these factors.

                          Commitments and Contingencies

Upon the purchase of GRC, the Company assumed GRC's liabilities related to transactions governed by Colombian law concerning the movement of foreign currency into and out of Colombia. The Colombian government has the right to request an audit of foreign currency movement within a two year time frame. No request or notice of an audit has been received from the Colombian government to date. Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

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

In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities from Greenstone and is unable to determine Greenstone's ability or willingness to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of April 30, 1996.

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-lookinq statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's annual report on Form 10-KSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

                           Part II - Other Information

Item 5. Other Information

As of September 30, 1996, the Company purchased certain unpatented mining claims located in Esmeralda County, Nevada (the "Property"), from Kennecott Exploration Company. At closing, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, due September 30, 1998, as the purchase price for the Property, which is payable under certain conditions, at the option of the Company, by the issuance of 1,000,000 (one million) shares of the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits -

Exhibit Item  601
No.     Category    Exhibit
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

5       2           Plan  of   Reorganization   and  Agreement   among
                    Fischer-Watt  Gold Company,  Inc., GBM Acquisition
                    Corp., and Great Basin Management Co., Inc., dated
                    January  3,  1996 and filed as as  Exhibit  2.2 to
                    Form 8-K  filed as  Exhibit  1.2 to Form 8-K filed
                    February  5,  1996  and  incorporated   herein  by
                    reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

6       2           Mining    Property    Purchase    Agreement  dated
                    September  30,  1996,  between  Fischer-Watt  Gold
                    Company,  Inc. and Kennecott  Exploration  Company
                    ("KEC") whereby FWG purchased mining claims owned by KEC in Esmeralda County, Nevada, and, upon closing, delivered to KEC a Promissory Note in the amount of $700,000.

7       3           Articles  of  Incorporation.  Filed as Exhibit 3.1
                    to Form 8 filed May 4, 1989 and incorporated herein by reference.

8       3           By-Laws  of  the Corporation as amended.  Filed as
                    Exhibit 6.3 to Form  10-KSB  filed  September  26,
                    1996 and  incorporated  herein by reference.

9       10          Letter Agreement  between BMR Gold Corporation and
                    Fischer-Watt  Gold  Company,  Inc.,  regarding the
                    America  Mine  Property  effective  September  20,
                    1989, and filed as Exhibit 19.1 to Form 10-Q filed
                    November 20, 1989 and incorporated herein by reference.

10      10          Fischer-Watt  Gold  Company,  Inc.,  non-qualified
                    stock option plan of May 1987 and filed as Exhibit
                    36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

11      10          First  Amendment  to  Exploration   Agreement  and
                    Mining  Venture  Agreement  dated  March 25,  1992
                    between   Kennecott    Exploration   Company   and
                    Fischer-Watt  Gold  Company,  Inc.,  and  filed as
                    Exhibit  45.10 to Form 10-K filed  April 22,  1993
                    and incorporated herein by reference.

12      10          Employment    Agreement   effective  September  1,
                    1993 between Fischer-Watt Gold Company,  Inc., and
                    George Beattie whereby Fischer-Watt agrees to employ Mr. Beattie for a two-year period as Chief
                    Executive Officer and filed as Exhibit 20.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

13      10          Option  Agreement  between  Greenstone   Resources
                    Ltd., and Fischer-Watt  Gold Company,  Inc., dated
                    March 24, 1994, whereby Greenstone has the right to purchase all of Fischer-Watt's interest in the San Andres property in Honduras and filed as
                    Exhibit 23.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

14      10          Agreement  to  Assign  Leases  dated  July 7, 1994
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    Kennecott Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott, reserving a Net Smelter Return royalty.
                    This  agreement was filed as Exhibit 22.10 to Form
                    10-Q filed September 13, 1994 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

15      10          Letter   agreement   between   Fischer-Watt   Gold
                    Company,  Inc., and La Cuesta  International (LCI)
                    dated  August 11, 1994 whereby LCI agrees to lease
                    the  Oatman  property  located  in Mohave  County,
                    Arizona. This agreement was filed as Exhibit 23.10
                    to  Form  10-Q  filed   September   13,  1994  and
                    incorporated herein by reference.

16      10          Option  Agreement  -  Lock-up   Agreement  between
                    Fischer-Watt  Gold Company,  Inc.,  and Greenstone
                    Resources Ltd., dated October 17, 1994 whereby the
                    San Andres option agreement was amended to provide for an early advance of $50,000 as partial payment of the option in exchange for restrictions on the disposition of Greenstone shares. This agreement was filed as Exhibit 22.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

17      10          English  translation of an  Exploration  Agreement
                    between Fischer-Watt's Mexican subsidiary,  Minera
                    Montoro,  S.A. de C.V. and Minera Cuicuilco,  S.A.
                    de C.V.  dated  October  18, 1994  whereby  Minera
                    Cuicuilco is granted the rights to explore the Cerrito property in Baja California, Mexico and was filed as Exhibit 23.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

18      10          Acquisition  agreement  dated  November  10,  1994
                    among Greenstone Resources Canada Ltd., Greenstone
                    Resources    Ltd.,    and    Fischer-Watt     Gold
                    Company, Inc., whereby the parties finalize the Option Agreement of March 24, 1994 to purchase the
                    San Andres property in Honduras and modify the Lock-Up Agreement dated October 17, 1994. This agreement was filed as Exhibit 29.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

19      10          Letter  agreement  dated February 28, 1995 between
                    Tombstone  Explorations Co. Ltd., and Fischer-Watt
                    Gold Company, Inc., whereby Tombstone agrees to purchase all of Fischer-Watt's rights to the Minas de Oro property in Honduras. This agreement was filed as Exhibit 30.10 to Form 10-K filed May 15,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

20      10          Letter  agreement  dated  April 13,  1995  between
                    Begeyge  Minera  Limitada  and  Fischer-Watt  Gold
                    Company, Inc., whereby Fischer-Watt will acquire rights to the La Victoria, Honduras property. This agreement was filed as Exhibit 31.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

21      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Gerald D.  Helgeson  an option to purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 32.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

22      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Larry J.  Buchanan  an option to  purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 33.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

23      10          Amendment  dated  April 20, 1995 to  Agreement  to
                    Assign   Leases   dated   July  7,  1994   between
                    Fischer-Watt  Gold  Company,  Inc.,  and Kennecott
                    Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott. This
                    Amendment  was  filed  as  Exhibit  28.10  to Form
                    10-QSB filed June 14, 1995 and incorporated herein by reference.

24      10          Asset  Purchase   Agreement  dated  May  16,  1995
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    Cerenex Financial A.V.V., whereby the February 28,
                    1995 sale of Minas de Oro is  closed.  This  Asset
                    Purchase Agreement was filed as Exhibit 29.10 to Form 10-QSB filed June 13, 1995 and incorporated herein by reference.

25      10          Option    effective   June   1,   1995,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 200,000 shares of Fischer-Watt restricted common stock. This Option was filed as Exhibit 31.10 to Form 10-QSB filed
                    September 15, 1995 and incorporated herein by reference.

26      10          Option effective June 1 1995, whereby Fischer-Watt
                    Gold Company, Inc., grants Larry J. Buchanan an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  32.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

27      10          Option effective June 1, 1995 whereby Fischer-Watt
                    Gold Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  33.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

28      10          Loan  Agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management Company, Inc., whereby Fischer-Watt agrees to loan Great Basin Management Company,
                    Inc. up to $108,000. This Loan Agreement was filed as Exhibit 36.10 to Form 10-QSB filed September
                    15, 1995 and incorporated herein by reference.

29      10          Amendment dated October 31, 1995 to Loan agreement
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

30      10          Extension   of  time  for   payment   of   Secured
                    Promissory Note dated October 31, 1995 to the Loan
                    agreement   dated   August   28,   1995,   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Extension of Time for Payment was filed as Exhibit 34.10 to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.

31      10          Second  Amendment  dated November 30, 1995 to Loan
                    agreement    dated   August   28,   1995   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    changes  the  dates  of the  loan to  Great  Basin
                    Management Company, Inc. This Second Amendment was filed as Exhibit 35.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

32      10          Second  Extension  of Time for  Payment of Secured
                    Promissory  Note dated  October 31,  1995,  to the
                    loan  agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Second Extension was filed as Exhibit 36.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

33      10          Promissory  Note dated  October 20,  1995  whereby
                    Greenstone  Resources  of Colombia  Ltd., a wholly
                    owned  Bermuda  subsidiary  of  Fischer-Watt  Gold
                    Company,   Inc.,   promises  to  pay  $300,000  to
                    Greenstone Resources, Ltd. This Promissory Note was filed as Exhibit 37.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

34      10          Option    effective   June   1,   1996,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit 31.10 to  Form  10-KSB filed September 26,
                    1996 and incorporated herein by reference.

35      10          Option   effective    June   1,    1996   whereby
                    Fischer-Watt Gold Company, Inc., grants Anthony P.
                    Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit  32.10 to Form 10-KSB filed  September 26,
                    1996 and incorporated herein by reference.

36      10          Option    effective    June   1,    1996   whereby
                    Fischer-Watt  Gold  Company,  Inc.,  grants  Peter
                    Bojtos an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit  33.10 to Form 10-KSB filed  September 26,
                    1996 and incorporated herein by reference.

37      10          Purchase - Sale agreement  between Compania Minera
                    Oronorte, S.A. and Nissho Iwai Corporation in which Nissho Iwai Corporation agrees to buy gold and silver concentrate produced at El Limon Mine in Colombia. Filed as Exhibit 34.10 to Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

38      10          Letter  of  Agreement  dated  November  13,  1995,
                    between   Digger   Resources,   Inc.  of  Calgary,
                    Alberta,  Canada and Great Basin  Exploration  and
                    Mining, Inc. regarding exploration and mining joint venture of Tempo property, Lander County, Nevada. Filed as Exhibit 35.10 to Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

39      10          Joint Venture  agreement  dated July 25, 1996, and
                    Exhibit  A  to  agreement,   between  Great  Basin
                    Exploration and Mining, Inc. and Digger Resources,
                    Inc.  regarding  Tempo  mineral  property,  Lander
                    County,  Nevada.  Filed as  Exhibit  36.10 to Form
                    10-KSB filed September 26, 1996 and incorporated herein by reference.

40      10          Mining  Venture   agreement  between  Great  Basin
                    Exploration  and Mining  Company,  Inc.  and Hemlo
                    Gold   Mines   (USA),    Inc.   for   exploration,
                    development  and mining of property  held by Great
                    Basin  in  Eureka  County  Nevada.  Said  property
                    described in Exhibit A to agreement. common stock.
                    Filed  as  Exhibit  37.10  to  Form  10-KSB  filed
                    September 26, 1996  and  incorporated  herein   by
                    reference.

41      10          Mineral  Lease  Agreement  and  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company, Inc., and H. Walter Schull dated February
                    19, 1991  regarding  the Coal  Canyon  property in
                    Eureka County,  Nevada.  Filed as Exhibit 38.10 to
                    Form   10-KSB   filed  September   26,   1996  and
                    incorporated herein by reference.

42      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining Company, Inc., and The Lyle
                    F. Campbell Trust dated October 14, 1994 regarding the Tempo Mineral Prospect in Lander County,
                    Nevada. Filed as Exhibit 39.10 to Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

43      10          Mineral Lease  Agreement  with  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company,  Inc.,  and The  Lyle F.  Campbell  Trust
                    dated November 8,1993  regarding the Afgan Mineral
                    Prospect  in  Eureka  County,   Nevada.  Filed  as
                    Exhibit  40.10 to Form 10-KSB filed  September 26,
                    1996 and incorporated herein by reference.

44      10          Participation   Agreement   between   Great  Basin
                    Exploration  and Mining  Company,  Inc., and Serem
                    Gatro  Canada Inc.,  dated May 31, 1995  regarding
                    the right of Serem Gatro Canada Inc.,  to elect to
                    acquire a Participation  Interest in properties in
                    which Great Basin  Exploration and Mining Company,
                    Inc.,  has an interest.  Filed as Exhibit 41.10 to
                    Form   10-KSB   filed   September   26,  1996  and
                    incorporated herein by reference.

45      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining  Company,  Inc., and Edward
                    L.  Devenyns and David R. Ernst dated  November 8,
                    1992 regarding the Red Canyon Mineral  Prospect in
                    Eureka County,  Nevada.  Filed as Exhibit 42.10 to
                    Form 10-KSB   filed    September   26,   1996  and
                    incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

46      10          Joint Venture operating agreement dated January 1,
                    1996,  between  Cominco  American,  Inc. and Great
                    Basin  Exploration and Mining Company,  Inc. known
                    as  the  "Afgan-Kobeh  Joint  Venture".   Property
                    described in Exhibit A. Filed as Exhibit  43.10 to
                    Form   10-KSB   filed   September  26,  1996   and
                    incorporated herein by reference.

47      10          Amendment to Mineral Lease  between  Walter Schull
                    and Mireille Schull and Great Basin Exploration and Mining Company dated July 31, 1996. Regarding the Coal Canyon property.

48      10          Promissory note dated September 30, 1996,  whereby
                    Fischer-Watt  Gold Company,  Inc.  promises to pay
                    $700,000 to Kennecott Exploration Company, Inc.

49      27          Financial Data Schedule for the three month period
                    ended April 30 ,1996.

50      99          Minutes of Special  Meeting of Board of  Directors
                    of Fischer-Watt Gold Company,  Inc., dated October
                    19, 1994, whereby George Beattie's employment contract dated September 1, 1993 is extended to September 1, 1997. These minutes were filed as
                    Exhibit 28.99 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

     (b) Reports on Form 8-K

During the quarter ended April 30, 1996,

     1. The Registrant filed a Current Report on Form 8-K on March 13, 1996, reporting that on March 12, 1996 the Company gave notice that it has made an offering of securities not registered under the Securities Act of 1933 in the form of a news release dated March 12, 1996.

     2. The Registrant filed a Current Report on Form 8-K on April 3, 1996 reporting that on March 29, 1996 the company signed an engagement letter with BDO Seidman, LLP.

                                   SIGNATURES

     In accordance to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FISCHER-WATT GOLD COMPANY, INC.

October 17, 1996
                                             By /s/ George Beattie
                                                    (Signature)
                                                George Beattie, President,
                                                Chief Executive Officer
                                                (Principal Executive Officer),
                                                Chairman of the Board and
                                                Director

October 17, 1996                             By /s/ Michele D. Wood
                                                    (Signature)
                                                Michele D. Wood,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)