Form 10QSB/A
period 1996-04-30
FISCHER WATT GOLD CO INC
filed 1996-11-08
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 1.  Financial Statements

                         FISCHER-WATT GOLD COMPANY, INC.

                                 BALANCE SHEETS

                                                                          April 30,
                   ASSETS                                                   1996
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash .............................................................   $  3,621,000
  Certificate of Deposit ...........................................        500,000
  Accounts receivable ..............................................        257,000
  Due from related parties .........................................         28,000
  Inventories ......................................................        196,000
  Prepaid Expenses .................................................         25,000
                                                                       ------------
    Total current assets ...........................................      4,627,000

MINERAL INTERESTS, net .............................................      3,133,000

PLANT, PROPERTY, AND EQUIPMENT .....................................      1,639,000
LESS ACCUMULATED DEPRECIATION ......................................        (95,000)
                                                                       ------------
                                                                          1,544,000
FOREIGN TAX REFUNDS ................................................        784,000

OTHER ASSETS .......................................................         40,000
                                                                       ------------
    Total assets ...................................................   $ 10,128,000
                                                                       ------------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................   $  1,796,000
    and accrued expenses
  Notes payable ....................................................        454,000
  Income taxes payable .............................................         91,000
                                                                       ------------
  Total liabilities ................................................      2,341,000

COMMITMENTS AND CONTINGENCIES,
  Notes 1,3

SHAREHOLDERS' EQUITY:
  Preferred Stock, non-voting,
    convertible, $2.00 par value,
    250,000 shares authorized;
    0 shares outstanding ...........................................          -0-

  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    31,187,160 shares outstanding
    at April 1996 ..................................................         31,000
  Additional paid-in capital .......................................     12,720,000
  Foreign Currency translation
    adjustments ....................................................        461,000
  Deficit ..........................................................     (5,425,000)
                                                                       ------------
Total shareholders' equity .........................................      7,787,000
                                                                       ------------
Total liabilities and
  shareholders' equity .............................................   $ 10,128,000
                                                                       ------------

The accompanying notes are an integral part of these balance sheets

                         FISCHER-WATT GOLD COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                                          Three Months Ended
                                                                              April 30,
                                                                         1996           1995
                                                                        ------         ------
SALES OF PRECIOUS METALS .......................................   $  1,057,000      $    -0-
COSTS APPLICABLE TO SALES ......................................     (1,375,000)          -0-
                                                                   ------------       ---------
LOSS FROM MINING ...............................................       (318,000)          -0-

COSTS AND EXPENSES:
  Abandoned and impaired
    mineral interests ..........................................          3,000          22,000
  Selling, general and administrative ..........................        269,000          69,000
  Exploration ..................................................         66,000           3,000
                                                                   ------------       ---------
                                                                        338,000          94,000
                                                                   ------------       ---------
OTHER INCOME (EXPENSE):
    Interest income (expense) ..................................         26,000         (22,000)
    Unrealized gain on trading securities ......................           -0-           50,000
    Other (expense) income .....................................         (5,000)        (11,000)
    Currency exchange losses, net ..............................       (110,000)          -0-
                                                                   ------------       ----------
                                                                        (89,000)         17,000
                                                                   ------------       ----------
Net loss before income taxes ...................................       (745,000)        (76,000)

TAX PROVISION ..................................................           -0-           (1,000)
                                                                   ------------      ----------
NET LOSS .......................................................   $   (745,000)   $    (77,000)
                                                                   ------------      ----------
(LOSS) INCOME PER SHARE AND
  COMMON EQUIVALENT ............................................   $       (.03)   $       (.01)
                                                                   ------------      ----------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ..............................     25,420,000      12,344,000
                                                                   ------------      ----------

The accompanying notes are an integral part of these statements

                         FISCHER-WATT GOLD COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                     Three Months Ended
                                                          April 30,
                                                      1996         1995
                                                    --------      -------
Net cash provided by (used in)
      operating activities ...................      (944,000)        26,000
                                                 -----------    -----------
Net cash (used in) provided by
      investing activities ...................       (89,000)       (28,000)
                                                 -----------    -----------
Net cash provided by (used in)
    financing activities .....................     4,388,000          6,000
                                                 -----------    -----------
NET INCREASE IN CASH .........................     3,355,000          4,000

CASH, at beginning of period .................       266,000          6,000

CASH, at end of period .......................   $ 3,621,000    $    10,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for interest..   $       -0-    $     2,000
    Cash paid during the period for taxes ....        18,000            -0-

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Application of bonus on unproven
      property to offset accrued
      interest expense .......................   $      --      $    25,000
    Cost basis of trading securities
      sold in connection with loss on
      trading securities .....................          --          130,000
    Securities issued in exchange for
      professional services rendered .........        18,000            -0-

The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Financial Condition and Liquidity

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer- Watt" or the "Company") Annual Report on Form 10-KSB for the year ended January 31, 1996 ("Form 10-KSB").

   Future Financing and Realization

While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $5,425,000 and continues to experience negative cash flow from operations and incur losses from mining for the three months ended April 30, 1996. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering (see Note 7). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

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

Quarter ended April 30,1995:

Sales of precious metals .....................   $ 702,000
Net income (loss) ............................   $(898,000)
Net earnings (loss)
  per common share ...........................   $    (.06)

3. Accounts Receivable

Accounts receivable at April 30, 1996 consist of:

Trade .........................................    250,000
Other .........................................      7,000
                                                  --------
Total accounts receivable .....................   $257,000

4. Inventories

Inventories at April 30, 1996 consist of:

Finished products and
  products in process .........................   $130,000
Supplies, materials
  and spare parts .............................     66,000
                                                  --------
Total inventories .............................   $196,000

5. Mineral Interests

Capitalized costs for mineral interests at April 30, 1996 consist of:
Operating mining property:

  El Limon Mine, Oronorte District .........    $  611,000
  Less accumulated depletion ...............       135,000
                                                ----------
                                                   476,000
Non-operating properties,
 net of reserves:
  El Carmen, Colombia ......................       772,000
  La Aurora, Colombia ......................       219,000
  Juan Vara, Colombia ......................         5,000
  Afghan-Kobeh, Nevada .....................       647,000
  Coal Canyon, Nevada ......................       548,000
  Red Canyon, Nevada .......................       334,000
  Tempo, Nevada ............................        50,000
  Oatman, Arizona ..........................        10,000
  Modoc, California ........................        72,000
                                                ----------
Total mineral interests ....................    $3,133,000

6. Notes Payable

The Company has a $500,000 line of credit with a bank. Advances under the line, which totaled $34,000 at April 30, 1996, accrue interest at rates from 26% to 39% which are collateralized by $500,000 placed into a certificate of deposit which bears interest at 3.9%. The Company also has various other vehicle loans.

7. Equity and Common Stock

In November 1995, the Company completed a private placement of 6,067,500 common shares and 3,033,750 warrants to purchase common shares. The net proceeds from this private placement of $816,000 are to be used to finance the expansion and operation of the Company's El Limon gold mine in Colombia. Each warrant can be exercised to purchase a common share for $0.30 through August 1997. Costs of issuing these common shares and stock warrants totaled $94,000 and were subtracted from the gross proceeds in determining the amount of additional paid in capital.

The Company issued 4,125,660 common shares on January 29, 1996 in exchange for all of the issued and outstanding common shares of GBM. The shares had an estimated fair market value of $1,234,000 and the costs of the issuance of $21,000 were subtracted from the proceeds in determining the amount of additional paid in capital.

On March 12, 1996, the Company sold 9,960,000 common shares (issued 8,600,000) and 4,980,000 warrants to purchase common shares to investors located outside of the United States pursuant to a Regulation S offering. The net proceeds from this offering of $4,918,000 are to finance the Company's capital equipment and working capital needs related to the further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada.

Each of these warrants issued entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Costs of issuing these common shares and warrants totaled $360,000 and will be subtracted from the gross proceeds in determining the amount of additional paid in capital.

In March 1996, the Company issued 50,000 common stock shares in exchange for professional services rendered. The shares had an estimated fair market value of $17,762.

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


     Liquidity and Capital Resources

         Short-Term Liquidity

As of August 31, 1996, the Company had $2,061,000 in cash and accounts payable of $333,000. While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $5,425,000 and continues to experience negative cash flow from operations and incur losses from mining for the three months ended April 30, 1996. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering(see Note 7). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

On April 30, 1996, the Company's current ratio was 2.0:1 based on current assets of $4,627,000 and current liabilities of $2,341,000. On April 30, 1995, Fischer-Watt's current ratio was .43:1 based on current assets of $305,000 and current liabilities of $715,000. The improvement in the current ratio at April 30, 1996 is primarily related to the receipt of funds from the November and March stock offerings, cancellation of a $500,000 note payable to Kennecott

Exploration Company related to the sale of the Company's 20% interest in the Minas de Oro gold project in Honduras in May 1995, and the addition of accounts receivable and inventory balances associated with the operating mine, all of which are partially offset by the sale of trading securities, the addition of accounts payable associated with the operating mine, and the addition of notes payable incurred with the acquisitions of GRC and GBM (see discussions below).

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd.("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone.

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

The Company has a $500,000 line of credit with a bank. Advances under the line, which totaled $267,000 at July 31, 1996, accrue interest at rates from 26% to

39% and are collateralized by $500,000 placed into a certificate of deposit which bears interest at 3.9%. The Company also has various other vehicle loans.

                              Results of Operations

The Company had net loss of $745,000 ($.03 per share) compared to net loss of $77,000 ($.01 per share) in the quarter ended April 30, 1996 and 1995, respectively. The most significant reason for this change is related to the acquisition of the Oronorte project, which reported a loss from mining of $318,000, general and administrative expenses associated with mining operations of $135,000, and a loss from currency exchange of $110,000 in the quarter ended April 30, 1996. There were no mining operations in fiscal 1995. Additionally, the acquisition of GBM resulted in an increase in exploration expenses of $63,000 in the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995.

     Revenues

The Company had sales of precious metals of $1,057,000 representing 2,603 ounces of gold and 2,464 ounces of silver in the quarter ended April 30, 1996. Production costs totaled $1,375,000 for the initial period. There were no comparable sales or costs in fiscal 1995. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Costs and Expenses

The cost of abandoned mineral interests decreased from $22,000 to $3,000 in quarters ended April 30, 1995 and 1996, respectively. During the current fiscal year, La Victoria with a cost basis of $3,000 was abandoned, and the Company abandoned the Rio Tinto property in the first quarter of the prior fiscal year 1996 after a limited explorations program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 could not confirm earlier mineral values.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $69,000 to $269,000 in quarters ended April 30, 1995 and 1996, respectively. The increase of $200,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $135,000, coupled with an increase in legal and corporate relations expenses.

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

In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,00. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities from Greenstone and is unable to determine Greenstone's ability or willingness to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of April 30, 1996.


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


                           Part II - Other Information

Item 1.  Legal Proceedings

Great Basin Exploration and Mining Company is currently a defendant in a lawsuit which was filed July 13,1993 in the Second Judicial District of the State of Nevada in and for the County of Washoe relating to an injury sustained by a reporter that was covering a story on a property that GBEM had previously held as unpatented mining claims. The plaintiff, Christopher Bristol, is seeking unspecified damages in excess of $10,000. The following parties were named defendants in the lawsuit: George DeLong Construction Inc., George DeLong, Melvin DeLong, Estate of Melvin DeLong, Emmett Delong, the Estate of Emmett Delong, Gerle Gold (US),Inc., Nevada State Fire Marshall, Humboldt County Fire Department, Carson City Fire Department, Douglas County Fire Department, GBEM and Does 1-X; Doe partnerships I-V, and Doe corporations I-V. Every defendant, with the exception of GBEM, settled out of court. GBEM prevailed in a jury verdict on December 7, 1994, in the Sixth Judicial District Court of the State of Nevada in and for the County of Humboldt. On January 9, 1995 an appeal to the Supreme Court was filed and, on October 18, 1996, an oral argument was presented. Legal counsel for GBEM is confident that the verdict will not be overturned, although there can be no assurance that GBEM will prevail. The Company believes any recovery by the plaintiff would be covered by its insurance.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits -

Exhibit  Item 601
No.      Category                Exhibit
-------  --------                -------

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

4         2    Articles  of  Merger Merging GBM  Acquisition  Corp.,  into Great
               Basin  Management Co., Inc.,  dated January 25, 1996 and filed as
               Exhibit  1.2 to Form 8-K filed as  Exhibit  1.2 to Form 8-K filed
               February 5,1996 and incorporated herein by reference.

5         2    Plan  of  Reorganization  and Agreement  among Fischer- Watt Gold
               Company,  Inc., GBM Acquisition Corp., and Great Basin Management
               Co., Inc., dated January 3, 1996 and filed as Exhibit 2.2 to Form
               8-K filed as Exhibit 1.2 to Form 8-K filed February 5, 1996 and incorporated herein by reference.

6         2    Mining  Property  Purchase  Agreement dated  September  30, 1996, between Fischer-Watt Gold Company, Inc. and Kennecott Exploration
               Company ("KEC") whereby FWG purchased mining claims owned by KEC in Esmeralda County, Nevada, and, upon closing, delivered to KEC a Promissory Note in the amount of $700,000. Filed as exhibit 6.2 to form 10-QSB filed October 18, 1996 and incorporated herein by reference.

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

36        10   Option   effective   June  1,  1996   whereby  Fischer-Watt  Gold
               Company, Inc., grants Peter Bojtos an option to purchase 100,000 shares of Fischer-Watt restricted. Filed as Exhibit 33.10 to Form
               10-KSB filed September 26, 1996 and incorporated herein by reference.

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

39        10   Joint  Venture  agreement  dated  July 25, 1996, and Exhibit A to agreement,  between Great Basin Exploration and Mining,  Inc. and
               Digger Resources,  Inc. regarding Tempo mineral property,  Lander
               County,  Nevada.  Filed as  Exhibit  36.10 to Form 10- KSB  filed
               September 26, 1996 and incorporated herein by reference.

40        10   Mining  Venture  agreement  between  Great  Basin Exploration and
               Mining  Company,  Inc.  and Hemlo  Gold  Mines  (USA),  Inc.  for
               exploration,  development  and mining of  property  held by Great
               Basin in Eureka County Nevada. Said property described in Exhibit
               A to agreement.  common stock. Filed as Exhibit 37.10 to Form 10-
               KSB  filed  September  26,  1996  and   incorporated   herein  by
               reference.

41        10   Mineral  Lease  Agreement  and  amendment  thereto  between Great
               Basin Exploration and Mining Company, Inc., and H. Walter Schull dated February 19, 1991 regarding the Coal Canyon property in Eureka County,Nevada. Filed as Exhibit 38.10 to Form 10- KSB filed September 26, 1996 and incorporated herein by reference.

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

45        10   Mineral  Lease  Agreement  between  Great  Basin  Exploration and
               Mining Company, Inc., and Edward L. Devenyns and David R. Ernst dated November 8, 1992 regarding the Red Canyon Mineral Prospect in Eureka County, Nevada. Filed as Exhibit 42.10 to Form 10- KSB filed September 26, 1996 and incorporated herein by reference.

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

47        10   Amendment  to  Mineral  Lease between  Walter Schull and Mireille
               Schull and Great Basin  Exploration and Mining Company dated July
               31, 1996,  regarding the Coal Canyon  property.  Filed as Exhibit
               47.10 of 10-QSB filed October 18, 1996 and incorporated herein by reference.

48        27   Promissory  note  dated September 30,  1996, whereby Fischer-Watt
               Gold  Company,   Inc.  promises  to  pay  $700,000  to  Kennecott
               Exploration Company,  Inc. Filed as Exhibit 48.10 of 10-QSB filed
               October 18, 1996 and incorporated herein by reference.

49        27   Financial  Data  Schedule for  the three month period ended April
               30,1996.

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


                                 FISCHER-WATT GOLD COMPANY, INC.


November 6, 1996                  By /s/  George Beattie
                                        (Signature)
                                  George Beattie, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer),
                                  Chairman of the Board and
                                  Director


November 6, 1996                  By /s/  Michele D. Wood
                                         (Signature)
                                  Michele D. Wood,
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)