Form 10QSB
period 1996-07-31
FISCHER WATT GOLD CO INC
filed 1996-11-15
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1996

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

                         Part 1 - Financial Information

Item 1.  Financial Statements

                         FISCHER-WATT GOLD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               July 31,
               ASSETS                                            1996
                                                              (Unaudited)
CURRENT ASSETS:
  Cash ...................................................      2,222,000
  Certificate of Deposit .................................        500,000
  Accounts receivable ....................................        504,000
  Due from related parties ...............................        455,000
  Inventories ............................................        620,000
  Prepaid Expenses .......................................         24,000
                                                             ------------
    Total current assets .................................      4,325,000

MINERAL INTERESTS, net ...................................      3,118,000

PLANT, PROPERTY, AND EQUIPMENT ...........................      1,822,000
LESS ACCUMULATED DEPRECIATION ............................       (169,000)
                                                             ------------
                                                                1,653,000
FOREIGN TAX REFUNDS ......................................        647,000
OTHER ASSETS .............................................         50,000
                                                             ------------
    Total assets .........................................      9,793,000
                                                             ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable
    and accrued expenses .................................      1,794,000
  Notes payable to others ................................        400,000
  Notes payable to banks .................................        285,000
  Income taxes payable ...................................         91,000
                                                             ------------
  Total liabilities ......................................      2,570,000

COMMITMENTS AND CONTINGENCIES,
  Notes 1,3

SHAREHOLDERS' EQUITY:
  Preferred Stock, non-voting,
    convertible, $2.00 par value,
    250,000 shares authorized;
    0 shares outstanding.
  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    31,196,760 shares outstanding
    at July 1996 .........................................         31,000

  Additional paid-in capital .............................     12,722,000
  Foreign Currency translation
    adjustments ..........................................        465,000
  Deficit ................................................     (5,995,000)
                                                             ------------
Total shareholders' (deficit) equity .....................      7,223,000
                                                             ------------
Total liabilities and
  shareholders' equity ...................................   $  9,793,000
                                                             ------------

The accompanying notes are an integral part of these balance sheets.


                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended              Six Months Ended
                                                                                 July 31,                      July 31,
                                                                         1996             1995           1996             1995
                                                                        ------           ------         ------           ------
SALES OF PRECIOUS METALS .......................................   $    913,000             -0-    $  1,969,000   4         -0-
COSTS APPLICABLE TO SALES ......................................       (626,000)            -0-       2,001,000             -0-
                                                                   ------------    ------------    ------------    ------------
PROFIT (LOSS) FROM MINING ......................................        287,000             -0-         (32,000)            -0-
GAIN ON SALE OF MINERAL INTEREST ...............................            -0-         641,000             -0-         641,000
LOSS ON SALE OF ASSETS .........................................            -0-             -0-             -0-             -0-

COSTS AND EXPENSES:
  Abandoned and impaired
    mineral interests ..........................................            -0-         157,000           3,000         179,000
  Selling, general and administrative ..........................        565,000          94,000         834,000         163,000
  Exploration ..................................................        150,000             -0-         216,000           3,000
                                                                   ------------    ------------    ------------    ------------
                                                                        715,000         251,000       1,053,000         345,000
                                                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income (expense) ....................................         33,000          (2,000)         59,000         (24,000)
  Unrealized gain on trading securities ........................            -0-         156,000             -0-         206,000
  Other (expense) income .......................................         16,000          35,000          11,000          24,000
  Currency exchange losses, net ................................       (190,000)            -0-        (300,000)            -0-
                                                                   ------------    ------------    ------------    ------------
                                                                       (141,000)        189,000        (230,000)        206,000
                                                                   ------------    ------------    ------------    ------------
Net (loss) income before income taxes ..........................       (569,000)        579,000      (1,315,000)        502,000

TAX PROVISION ..................................................            -0-         (10,000)            -0-         (11,000)
                                                                   ------------    ------------    ------------    ------------
NET (LOSS) INCOME ..............................................    $ (569,000)    $    569,000    $ (1,315,000)   $    491,000
                                                                   ------------    ------------    ------------    ------------
(LOSS) INCOME PER SHARE AND
COMMON EQUIVALENT ..............................................   $       (.02)   $        .05    $       (.05)   $        .04
                                                                   ------------    ------------    ------------    ------------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ..............................     31,190,360      12,588,000      28,305,427      12,588,000
                                                                   ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these statements


                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                  Six Months Ended
                                                     July 31,
                                                  1996        1995
                                                 -------     ------
Net cash provided by (used in)
      operating activities ..............   $(2,308,000)   $    48,000
                                            -----------   -----------
Net cash (used in) provided by
      investing activities ..............      (354,000)        61,000
                                            -----------   -----------
Net cash provided by
      financing activities ..............     4,618,000          9,000
                                            -----------   -----------
NET INCREASE IN CASH ....................     1,956,000        118,000

CASH, at beginning of period ............       266,000          6,000

CASH, at end of period ..................   $ 2,222,000    $   124,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period
      for interest ......................   $    24,000    $     2,000
    Cash paid during the period for taxes        50,000          -0-

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Application of bonus on unproven
      property to offset accrued
      interest expense ..................   $     -0-      $    25,000
    Cost basis of trading securities
      sold in connection with loss on
      trading securities ................   $     -0-      $   218,000
    Short-term debt eliminated in
      connection with sale of
      mineral interest ..................   $     -0-      $   500,000
    Cost basis in mineral interest
      sold in connection with short-
      term debt eliminated ..............   $     -0-      $    51,000
    Common stock issued in exchange for
      professional services rendered ....   $    21,000    $     -0-

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

   Future Financing and Realization

While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale of exchange of non-producing mineral properties, it has an accumulated deficit of $5,995,000 and has continued to experience negative cash flow from operations and incur losses from mining for the six months ended July 31, 1996. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering (see Note 7). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels and cost cutting measures to be implemented. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

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

Quarter ended July 31,1995:

Sales of precious metals                       $   695,000
Net loss                                       $  (374,000)
Net earnings (loss)per common share            $      (.02)

3. Accounts Receivable

Accounts receivable at July 31, 1996 consist of:

Trade                                          $   437,000
Other                                               67,000
                                                  --------
Total accounts receivable                      $   504,000

4. Inventories

Inventories at July 31, 1996 consist of:

Finished products and products in process     $   159,000
Supplies, materials and spare parts               461,000
                                                  --------
Total inventories                             $   620,000

5. Mineral Interests

Capitalized costs for mineral interests at July 31, 1996 consist of:

Operating mining property:
  El Limon Mine, Oronorte District             $   758,000
  Less accumulated depletion                       197,000
                                                   -------
                                                   561,000
Non-operating properties,
 net of reserves:
  El Carmen, Colombia                              772,000
  La Aurora, Colombia                               72,000
  Juan Vara, Colombia                               31,000
  Afghan-Kobeh, Nevada                             647,000
  Coal Canyon, Nevada                              568,000
  Red Canyon, Nevada                               334,000
  Tempo, Nevada                                     50,000
  Oatman, Arizona                                   10,000
  Modoc, California                                 73,000
                                                 ---------
Total mineral interests                         $3,118,000

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

In March 1996, the Company issued 50,000 common shares in exchange for professional services rendered. The shares had an estimated fair market value of $17,762.

In  June  1996,   the  Company  issued  9,600  common  shares  in  exchange  for professional services rendered. The shares had an estimated fair market value of $3,000.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the three months and six months ended July 31, 1996 (fiscal 1997) and July 31, 1995 (fiscal 1996). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-KSB for the fiscal year ended January 31, 1996 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

     Liquidity and Capital Resources

         Short-Term Liquidity

As of August 31, 1996, the Company had $2,061,000 in cash and accounts payable of $333,000. While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $5,995,000 and has continued to experience negative cash flow from operations and incur losses from mining during the six months ended July 31,1996. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering(see Note
7). The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels and cost cutting measures to be implemented. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

On July 31, 1996, the Company's current ratio was 1.7:1 based on current assets of $4,325,000 and current liabilities of $2,570,000. On July 31, 1995,

Fischer-Watt's current ratio was 2.9:1 based on current assets of $477,000 and current liabilities of $162,000. The reduction in the current ratio at July 31, 1996 is primarily related to the receipt of funds from the November and March stock offerings, and the addition of accounts receivable and inventory balances associated with the operating mine, all of which are partially offset by the sale of trading securities and the addition of accounts payable associated with the operating mine, and the addition of notes payable incurred with the acquisitions of GRC and GBM (see discussions below).

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd. ("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone. In October 1996, the Company filed suit against Greenstone seeking payment of these excess Oronorte liabilities.
(See Part II-Item 1. Legal Proceedings)

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

     Long-Term Liquidity

Cash flows from operations during fiscal 1998 are expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company does not anticipate needing additional funding from equity or borrowings unless a major expansion at its Oronorte property is necessary and cost justified or an acquisition opportunity arises. At July 31, 1996 the Company had no long term debt compared to $100,000 at July 31, 1995. The $100,000 consisted solely of a nonrecourse note payable to Greenstone Resources Canada issued for the loan of funds to purchase shares in Compania Minerales de Copan S. A. de C. V. Repayment was due in 1999 and the Copan shares were the sole security for the loan. This debt was settled in conjunction with the sale of the Copan shares.

As of September 30, 1996, the Company purchased certain unpatented mining claims located in Esmeralda County, Nevada (the "Property"), from Kennecott Exploration Company. At closing, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, due September 30, 1998, as the purchase price for the Property, which is payable under certain conditions, at the option of the Company, by the issuance of 1,000,000 (one million) shares of the Company's stock.

                              Results of Operations

Three months ended July 31, 1996 compared with three months ended July 31, 1995.

The Company had net loss of $569,000 ($.02 per share) compared to net income of $569,000 ($.05 per share) in the quarter ended July 31,1996 and 1995, respectively. The primary reasons for the change relates to the recognition of a gain on sale of mineral interest of $641,000 in the quarter ended July 31, 1995, for which no comparable gain was recognized in the quarter ended July 31, 1996. Additionally, the acquisition of the Oronorte project, which reported an income from mining of $287,000, offset by general and administrative expenses associated with mining operations of $366,000 and a loss from currency exchange of $190,000 in the quarter ended July 31, 1996 (there were no mining operations in fiscal 1995), and the acquisition of GBM resulted in an increase in exploration expenses of $150,000 in the quarter ended July 31, 1996, as compared to the quarter ended July 31, 1995.

     Revenues

The Company had sales of precious metals of $913,000 representing 2,739 ounces of gold and 2,601 ounces of silver in the quarter ended July 31, 1996. Production costs totaled $626,000 for the three month period. There were no comparable sales or costs in fiscal 1995. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Costs and Expenses

The cost of abandoned mineral interests decreased from $157,000 to $-0- in quarters ended July 31, 1995 and 1996, respectively. In the quarter ended July 31, 1995 the Oatman property in Arizona was partially abandoned in the amount of $125,000, and the Tuscarora was partially abandoned in the amount of $32,000.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $94,000 to $565,000 in quarters ended July 31, 1995 and 1996, respectively. The increase of $471,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $366,000, coupled with an increase in legal and corporate relations expenses associated with the acquisitions of GRC and GBM. Additionally, the positions of a Vice President and Chief Financial Officer were added during the quarter ended July 31, 1996.

Exploration expense increased $150,000 in the second quarter of fiscal 1997 from $-0- in the second quarter of fiscal 1996. This increase is due to the acquisition of GBM.

Net interest income (expense) increased from $(2,000) in the second quarter of 1995 to $33,000 in the second quarter of 1996. This increase is due to the elimination of interest accrued on the $500,000 note to Kennecott offset by interest earned in the proceeds from the November and March stock offerings.

Six months ended July 31, 1996 compared with six months ended July 31, 1995.

The Company had net loss of $1,315,000 ($.05 per share) compared to net income of $491,000 ($.04 per share) in the six months ended July 31, 1996 and 1995, respectively. The primary reasons for the change relates to the recognition of a gain on sale of mineral interest of $641,000 and an unrealized gain on trading securities of $206,000 in the six months ended July 31, 1995, for which no comparable gains were recorded in the six months ended July 31, 1996. Additionally, the acquisition of the Oronorte project, which reported a loss from mining of $32,000, coupled with general and administrative expenses associated with mining operations of $502,000 and a loss from currency exchange of $300,000 in the six months ended July 31, 1996 (there were no mining operations in fiscal 1995), and the acquisition of GBM resulted in an increase in exploration expenses of $213,000 in the six months ended July 31, 1996, as compared to the six months ended July 31, 1995.

     Revenues

The Company had sales of precious metals of $1,969,000 representing 5,342 ounces of gold and 5,065 ounces of silver in the six months ended July 31, 1996. Production costs totaled $2,001,000 for the six month period. There were no comparable sales or costs in fiscal 1995. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Cost and Expenses

The cost of abandoned mineral interests decreased from $179,000 to $3,000 in the six months ended July 31, 1995 and 1996, respectively. During the six months ended July 31, 1996, the La Victoria was abandoned in the amount of $3,000. In the six months ended July 31, 1995 the Oatman property in Arizona was partially abandoned in the amount of $125,000, the Tuscara was partially abandoned in the amount of $32,000, and the Rio Tinto was abandoned in the amount of $22,000.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $163,000 to $834,000 in the six months ended July 31, 1995 and 1996, respectively. The increase of $671,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $502,000, coupled with an increase in SEC accounting, legal and corporate relations expenses. Additionally, the positions of a Vice President and Chief Financial Officer were added during the six months ended July 31, 1996.

Exploration expense increased $213,000 in the first six months of fiscal 1997 from $3,000 in the first six months of fiscal 1996. This increase is primarily due to the acquisition of GBM.

Net interest income (expense) increased from $(24,000) in the first six months of fiscal 1996 to $59,000 in the first six months of fiscal 1997. This increase is primarily due to the elimination of interest accrued on the $500,000 note to

Kennecott offset by the interest earned in the proceeds from the November and March stock offerings.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $300,000 in the six months ended July 31, 1996. There was no comparable gain or loss in the quarter ended July 31, 1995.

                Commitments and Contingencies

Upon the purchase of GRC, the Company assumed GRC's liabilities related to transactions governed by Colombian law concerning the movement of foreign currency into and out of Colombia. The Colombian government has the right to request an audit of foreign currency movement within a two year time frame. No request of notice of an audit has been received from the Colombian government to date. Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

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

In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of July 31, 1996. (See Part II-Item 1. Legal Proceedings)

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's annual report on Form 10-KSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

              Part II - Other Information

Item 1. Legal Proceedings

On October 18, 1996, Fischer-Watt Gold Company, Inc. commenced a legal proceeding against Greenstone Resources Canada Ltd. and Greenstone Resources Ltd. in Ontario Court (General Division) seeking payment of the sum of $1,508,544 (U.S.) pursuant to Article 8.4 of an Agreement dated October 20, 1995 between the plaintiff and the defendants. Pursuant to Article 8.4 of the Agreement dated October 20, 1995, liabilities of GRC and its subsidiaries, including contingent liabilities, that exceeded $1,000,000 (U.S.) shall be reimbursed by the defendants. The payment sought includes liquidated liabilities in the amount of $308,544 (U.S.), and contingent unliquidated liabilities in the amount of $1,200,000 (U.S.).

Item 5.  Other Information

The Company obtained exploration rights with respect to unpatented mining claims from an individual by entering into a letter agreement on October 14, 1996 for a $10,000 cash payment and issuance of 100,000 shares of FWG stock. These payments grant the Company a two year period to explore claims before any other payments to Lessor apply. An advanced royalty payment of $50,000 is due on the second anniversary of signing to continue the lease into a third year if the Company so desires. Annual payments escalate to $75,000 on the third anniversary and then to a maximum of $100,000 for all subsequent years, adjusted for inflation. The Company must drill one hole in a specified location within two years to satisfy the initial work commitment, and must maintain the claims by way of paying annual Federal maintenance fees as long as the lease is in effect. The terms of the lease also apply to any other claims acquired within a six township area surrounding the core claims.

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

7       2           Letter  agreement  dated October 14, 1996, between
                    Steve Van Ert  and Fischer-Watt Gold Company, Inc.
                    known as the Sacramento Mountains property.


8       3           Articles of  Incorporation.  Filed  as Exhibit 3.1
                    to Form 8 filed May 4, 1989 and incorporated herein by reference.

9       3           By-laws of  the  Corporation as amended.  Filed as
                    Exhibit  6.3  to  Form 10-KSB  filed September 26,
                    1996 and incorporated herein by reference.

10      10          Letter Agreement  between BMR Gold Corporation and
                    Fischer-Watt  Gold  Company,  Inc.,  regarding the
                    America  Mine  Property  effective  September  20,
                    1989, and filed as Exhibit 19.1 to Form 10-Q filed
                    November 20, 1989 and incorporated herein by reference.

11      10          Fischer-Watt  Gold  Company,  Inc.,  non-qualified
                    stock option plan of May 1987 and filed as Exhibit
                    36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

12      10          First  Amendment  to  Exploration   Agreement  and
                    Mining  Venture  Agreement  dated  March 25,  1992
                    between   Kennecott    Exploration   Company   and
                    Fischer-Watt  Gold  Company,  Inc.,  and  filed as
                    Exhibit  45.10 to Form 10-K filed  April 22,  1993
                    and incorporated herein by reference.

13      10          Employment    Agreement   effective  September  1,
                    1993 between Fischer-Watt Gold Company,  Inc., and
                    George Beattie whereby Fischer-Watt agrees to employ Mr. Beattie for a two-year period as Chief
                    Executive Officer and filed as Exhibit 20.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

14      10          Option  Agreement  between  Greenstone   Resources
                    Ltd., and Fischer-Watt  Gold Company,  Inc., dated
                    March 24, 1994, whereby Greenstone has the right to purchase all of Fischer-Watt's interest in the San Andres property in Honduras and filed as
                    Exhibit 23.10 to Form 10-K filed May 11, 1994 and incorporated herein by reference.

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

17      10          Option  Agreement  -  Lock-up   Agreement  between
                    Fischer-Watt  Gold Company,  Inc.,  and Greenstone
                    Resources Ltd., dated October 17, 1994 whereby the
                    San Andres option agreement was amended to provide for an early advance of $50,000 as partial payment of the option in exchange for restrictions on the disposition of Greenstone shares. This agreement was filed as Exhibit 22.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

18      10          English  translation of an  Exploration  Agreement
                    between Fischer-Watt's Mexican subsidiary,  Minera
                    Montoro,  S.A. de C.V. and Minera Cuicuilco,  S.A.
                    de C.V.  dated  October  18, 1994  whereby  Minera
                    Cuicuilco is granted the rights to explore the Cerrito property in Baja California, Mexico and was filed as Exhibit 23.10 to Form 10-Q filed
                    December 14, 1994 and incorporated herein by reference.

19      10          Acquisition  agreement  dated  November  10,  1994
                    among Greenstone Resources Canada Ltd., Greenstone
                    Resources    Ltd.,    and    Fischer-Watt     Gold
                    Company, Inc., whereby the parties finalize the Option Agreement of March 24, 1994 to purchase the
                    San Andres property in Honduras and modify the Lock-Up Agreement dated October 17, 1994. This agreement was filed as Exhibit 29.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

20      10          Letter  agreement  dated February 28, 1995 between
                    Tombstone  Explorations Co. Ltd., and Fischer-Watt
                    Gold Company, Inc., whereby Tombstone agrees to purchase all of Fischer-Watt's rights to the Minas de Oro property in Honduras. This agreement was filed as Exhibit 30.10 to Form 10-K filed May 15,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

21      10          Letter  agreement  dated  April 13,  1995  between
                    Begeyge  Minera  Limitada  and  Fischer-Watt  Gold
                    Company, Inc., whereby Fischer-Watt will acquire rights to the La Victoria, Honduras property. This agreement was filed as Exhibit 31.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

22      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Gerald D.  Helgeson  an option to purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 32.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

23      10          Option whereby  Fischer-Watt  Gold Company,  Inc.,
                    grants  Larry J.  Buchanan  an option to  purchase
                    100,000 shares of Fischer-Watt restricted common stock. This option was filed as Exhibit 33.10 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

24      10          Amendment  dated  April 20, 1995 to  Agreement  to
                    Assign   Leases   dated   July  7,  1994   between
                    Fischer-Watt  Gold  Company,  Inc.,  and Kennecott
                    Exploration Company whereby Fischer-Watt agrees to assign its interests in the Modoc property located in Imperial County, California to Kennecott. This
                    Amendment  was  filed  as  Exhibit  28.10  to Form
                    10-QSB filed June 14, 1995 and incorporated herein by reference.

25      10          Asset  Purchase   Agreement  dated  May  16,  1995
                    between  Fischer-Watt  Gold  Company,   Inc.,  and
                    Cerenex Financial A.V.V., whereby the February 28,
                    1995 sale of Minas de Oro is  closed.  This  Asset
                    Purchase Agreement was filed as Exhibit 29.10 to Form 10-QSB filed June 13, 1995 and incorporated herein by reference.

26      10          Option    effective   June   1,   1995,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 200,000 shares of Fischer-Watt restricted common stock. This Option was filed as Exhibit 31.10 to Form 10-QSB filed
                    September 15, 1995 and incorporated herein by reference.

27      10          Option effective June 1 1995, whereby Fischer-Watt
                    Gold Company, Inc., grants Larry J. Buchanan an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  32.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

28      10          Option effective June 1, 1995 whereby Fischer-Watt
                    Gold Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. This Option was filed as
                    Exhibit  33.10 to Form 10-QSB filed  September 15,
                    1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

29      10          Loan  Agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management Company, Inc., whereby Fischer-Watt agrees to loan Great Basin Management Company,
                    Inc. up to $108,000. This Loan Agreement was filed as Exhibit 36.10 to Form 10-QSB filed September
                    15, 1995 and incorporated herein by reference.

30      10          Amendment dated October 31, 1995 to Loan agreement
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

31      10          Extension   of  time  for   payment   of   Secured
                    Promissory Note dated October 31, 1995 to the Loan
                    agreement   dated   August   28,   1995,   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Extension of Time for Payment was filed as Exhibit 34.10 to Form
                    10-QSB filed December 20, 1995 and incorporated herein by reference.

32      10          Second  Amendment  dated November 30, 1995 to Loan
                    agreement    dated   August   28,   1995   between
                    Fischer-Watt  Gold  Company,  Inc. and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    changes  the  dates  of the  loan to  Great  Basin
                    Management Company, Inc. This Second Amendment was filed as Exhibit 35.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

33      10          Second  Extension  of Time for  Payment of Secured
                    Promissory  Note dated  October 31,  1995,  to the
                    loan  agreement  dated  August 28,  1995,  between
                    Fischer-Watt  Gold Company,  Inc., and Great Basin
                    Management  Company,   Inc.  whereby  Fischer-Watt
                    agrees to extend the time for payment of the Secured Promissory Note. This Second Extension was filed as Exhibit 36.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

34      10          Promissory  Note dated  October 20,  1995  whereby
                    Greenstone  Resources  of Colombia  Ltd., a wholly
                    owned  Bermuda  subsidiary  of  Fischer-Watt  Gold
                    Company,   Inc.,   promises  to  pay  $300,000  to
                    Greenstone Resources, Ltd. This Promissory Note was filed as Exhibit 37.10 to Form 10-QSB filed
                    December 20, 1995 and incorporated herein by reference.

35      10          Option    effective   June   1,   1996,    whereby
                    Fischer-Watt Gold Company,  Inc., grants Gerald D.
                    Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit 31.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

36      10          Option   effective    June   1,    1996   whereby
                    Fischer-Watt Gold Company, Inc., grants Anthony P.
                    Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit 32.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

37      10          Option    effective    June   1,    1996   whereby
                    Fischer-Watt  Gold  Company,  Inc.,  grants  Peter
                    Bojtos an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as
                    Exhibit 33.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

38      10          Purchase - Sale agreement  between Compania Minera
                    Oronorte, S.A. and Nissho Iwai Corporation in which Nissho Iwai Corporation agrees to buy gold and silver concentrate produced at El Limon Mine in Colombia. Filed as Exhibit 34.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

39      10          Letter  of  Agreement  dated  November  13,  1995,
                    between   Digger   Resources,   Inc.  of  Calgary,
                    Alberta,  Canada and Great Basin  Exploration  and
                    Mining, Inc. regarding exploration and mining joint venture of Tempo property, Lander County, Nevada. Filed as Exhibit 35.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

40      10          Joint Venture  agreement  dated July 25, 1996, and
                    Exhibit  A  to  agreement,   between  Great  Basin
                    Exploration and Mining, Inc. and Digger Resources,
                    Inc.  regarding  Tempo  mineral  property,  Lander
                    County,  Nevada.  Filed as  Exhibit  36.10 to Form
                    10-KSB filed September 26, and incorporated herein by reference.

41      10          Mining  Venture   agreement  between  Great  Basin
                    Exploration  and Mining  Company,  Inc.  and Hemlo
                    Gold   Mines   (USA),    Inc.   for   exploration,
                    development  and mining of property  held by Great
                    Basin  in  Eureka  County  Nevada.  Said  property
                    described in Exhibit A to agreement. common stock.
                    Filed  as  Exhibit  371.10  to Form  10-KSB  filed
                    September   26,   and   incorporated   herein   by
                    reference.

42      10          Mineral  Lease  Agreement  and  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company, Inc., and H. Walter Schull dated February
                    19, 1991 regarding the Coal Canyon property in Eureka County, Nevada. Filed as Exhibit 38.10 to
                    Form 10-KSB filed September 26, and incorporated herein by reference.

43      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining Company, Inc., and The Lyle
                    F. Campbell Trust dated October 14, 1994 regarding the Tempo Mineral Prospect in Lander County,
                    Nevada. Filed as Exhibit 39.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

44      10          Mineral Lease  Agreement  with  amendment  thereto
                    between   Great  Basin   Exploration   and  Mining
                    Company,  Inc.,  and The  Lyle F.  Campbell  Trust
                    dated November 8,1993  regarding the Afgan Mineral
                    Prospect  in  Eureka  County,   Nevada.  Filed  as
                    Exhibit 40.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

45      10          Participation   Agreement   between   Great  Basin
                    Exploration  and Mining  Company,  Inc., and Serem
                    Gatro Canada Inc., dated May 31, 1995 regarding the right of Serem Gatro Canada Inc., to elect to acquire a Participation Interest in properties in which Great Basin Exploration and Mining Company,
                    Inc., has an interest. Filed as Exhibit 41.10 to Form 10-KSB filed September 26, and incorporated herein by reference.

46      10          Mineral  Lease   Agreement   between  Great  Basin
                    Exploration and Mining  Company,  Inc., and Edward
                    L.  Devenyns and David R. Ernst dated  November 8,
                    1992 regarding the Red Canyon Mineral  Prospect in
                    Eureka County,  Nevada.  Filed as Exhibit 42.10 to
                    Form 10-KSB filed September 26, and incorporated herein by reference.

Exhibit Item  601
No.     Category    Exhibit
---     --------    -------

47      10          Joint Venture operating agreement dated January 1,
                    1996,  between  Cominco  American,  Inc. and Great
                    Basin  Exploration and Mining Company,  Inc. known
                    as  the  "Afgan-Kobeh  Joint  Venture".   Property
                    described in Exhibit A. Filed as Exhibit  43.10 to
                    Form 10-KSB filed September 26, and incorporated herein by reference.

48      10          Amendment to Mineral Lease  between  Walter Schull
                    and Mireille Schull and Great Basin Exploration and Mining Company dated July 31, 1996. Regarding the Coal Canyon property.

49      10          Promissory note dated September 30, 1996,  whereby
                    Fischer-Watt  Gold Company,  Inc.  promises to pay
                    $700,000 to Kennecott Exploration Company, Inc.

50      27          Financial Data Schedule for the three month period
                    ended July 31 ,1996.

51      99          Minutes of Special  Meeting of Board of  Directors
                    of Fischer-Watt Gold Company,  Inc., dated October
                    19, 1994, whereby George Beattie's employment contract dated September 1, 1993 is extended to September 1, 1997. These minutes were filed as
                    Exhibit 28.99 to Form 10-K filed May 15, 1995 and incorporated herein by reference.

    (b)  Reports on Form 8-K

During the quarter ended July 31, 1996, no reports on Form 8-K were filed by the registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                 FISCHER-WATT GOLD COMPANY, INC.



November 15, 1996                 By /s/  George Beattie
                                        (Signature)
                                  George Beattie, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer),
                                  Chairman of the Board and
                                  Director

November 15, 1996                 By /s/   Michele D. Wood
                                        (Signature)
                                Michele D. Wood,
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)