Form 10QSB
period 1996-10-31
FISCHER WATT GOLD CO INC
filed 1996-12-16
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
          (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                               -------    --------
                      Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                            88-0227654
           ---------------------------             -----------------
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

     The number of shares of Common Stock, $0.001 par value, outstanding as of October 31, 1996 was 31,296,760. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                         Part 1 - Financial Information

Item 1.  Financial Statements

                         FISCHER-WATT GOLD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    October 31,
               ASSETS                                                  1996
                                                                     ---------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash ......................................................      $  1,039,000
  Certificate of Deposit ....................................           500,000
  Accounts receivable .......................................           341,000
  Due from related parties ..................................           496,000
  Inventories ...............................................           839,000
  Prepaid Expenses ..........................................            20,000
                                                                   ------------
    Total current assets ....................................         3,235,000

MINERAL INTERESTS, net ......................................         3,946,000

PLANT, PROPERTY, AND EQUIPMENT ..............................         1,892,000
LESS ACCUMULATED DEPRECIATION ...............................           (65,000)
                                                                   ------------

FOREIGN TAX REFUNDS .........................................           725,000
OTHER ASSETS ................................................            57,000
                                                                   ------------
    Total assets ............................................      $  9,790,000
                                                                   ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable
    and accrued expenses ....................................      $  1,713,000
  Notes payable to others ...................................           400,000
  Notes payable to banks (Note 6) ...........................           228,000
                                                                   ------------
  Total current liabilities .................................         2,341,000

LONG-TERM LIABILITIES:
  Notes Payable(Note 6) .....................................           700,000
                                                                   ------------
  Total liabilities .........................................         3,041,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES,
  Notes 1,3

SHAREHOLDERS' EQUITY:
  Preferred Stock, non-voting,
    convertible, $2.00 par value,
    250,000 shares authorized;
    0 shares outstanding
  Common stock, $0.001 par value,
    50,000,000 shares authorized;
    31,296,760 shares outstanding
    at October 1996  ........................................            31,000
  Additional paid-in capital ................................        12,772,000
  Foreign Currency translation
    adjustments .............................................           294,000
  Deficit ...................................................        (6,348,000)
                                                                   ------------
Total shareholders' (deficit) equity ........................         6,749,000
                                                                   ------------
Total liabilities and
  shareholders' equity ......................................      $  9,790,000
                                                                   ------------

The accompanying notes are an integral part of these balance sheets.

                     FISCHER-WATT GOLD COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (UNAUDITED)

                                      Three Months Ended      Nine Months Ended
                                           October 31,            October 31,
                                                                        1996             1995            1996           1995
                                                                       ------           ------          ------         ------
SALES OF PRECIOUS METALS .......................................     $1,243,000    $    595,000    $  3,212,000    $    595,000
COSTS APPLICABLE TO SALES ......................................     (1,014,000)       (344,000)     (3,015,000)       (344,000)
                                                                   ------------    ------------    ------------    ------------
INCOME FROM MINING .............................................        229,000         251,000         197,000         164,000
GAIN ON SALE OF MINERAL INTEREST ...............................            -0-         887,000             -0-       1,530,000

COSTS AND EXPENSES:
  Abandoned and impaired
    mineral interests ..........................................            -0-           4,000           3,000         183,000
  Selling, general and administrative ..........................        502,000          80,000       1,337,000         244,000
  Exploration ..................................................        117,000             -0-         333,000           3,000
                                                                   ------------    ------------    ------------    ------------
                                                                        619,000          84,000       1,673,000         430,000
                                                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income (expense) ....................................         12,000        (119,000)         72,000        (143,000)
  Unrealized gain on trading securities ........................            -0-             -0-             -0-         206,000
  Other (expense) income .......................................        (31,000)       (135,000)        (20,000)        (98,000)
  Currency exchange losses, net ................................         56,000             -0-        (244,000)            -0-
                                                                   ------------    ------------    ------------    ------------
                                                                         37,000        (254,000)       (192,000)        (35,000)
                                                                   ------------    ------------    ------------    ------------
Net (loss) income before income taxes ..........................       (353,000)        713,000      (1,668,000)      1,229,000

TAX PROVISION ..................................................            -0-         (61,000)            -0-         (72,000)
                                                                   ------------    ------------    ------------    ------------
NET (LOSS) INCOME ..............................................   $   (353,000)   $    652,000    $ (1,668,000)     $1,157,000
                                                                   ------------    ------------    ------------    ------------
(LOSS) INCOME PER SHARE AND
    COMMON EQUIVALENT ..........................................   $       (.01)   $        .04    $       (.06)   $        .08
                                                                   ------------    ------------    ------------    ------------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ..............................     31,213,427      15,193,000      29,274,760      12,344,000
                                                                   ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these statements

                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      Nine Months Ended
                                                          October 31,
                                                  1996                  1995
                                                --------              -------
Net cash used in
      operating activities ................   $(3,238,000)          $  (176,000)
                                               ----------           -----------

Net cash (used in) provided by
      investing activities ................      (551,000)               94,000
                                               ----------           -----------

Net cash provided by
      financing activities ................     5,062,000               570,000
                                               ----------           -----------

NET INCREASE IN CASH ......................     1,273,000               488,000

CASH, at beginning of period ..............       266,000                 6,000

CASH, at end of period ....................   $ 1,539,000           $   494,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period
      for interest ........................   $    32,000           $     7,000
    Cash paid during the period for taxes..       164,000                  -0-

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
  NONCASH ACTIVITIES:
    Liabilities assumed in connection
       with purchase of Oronorte ...........  $     -0-             $   887,000
    Application of bonus on unproven
      property to offset accrued
      interest expense .....................  $     -0-             $ 1,000,000
    Short term debt incurred in
      connection with purchase of
      shares of Greenstone Resources
      of Colombia Ltd. ....................   $     -0-             $    25,000
    Cost basis of trading securities
      sold in connection with loss on
      trading securities ..................   $     -0-             $   564,000
    Short-term debt eliminated in
      connection with sale of
      mineral interest ....................   $     -0-             $   605,000
    Accrued interest eliminated in
      connection with sale of
      mineral interest ....................   $     -0-             $    52,000
    Cost basis in mineral interest
      sold in connection with
      debt eliminated .....................   $     -0-             $   164,000
    Common stock issued in exchange for
      professional services rendered ......   $    21,000           $      -0-
    Common stock issued in exchange for
      certain unpatented mining claims ....   $    50,000           $      -0-
    Long-term debt incurred in connection
      with purchase of mineral interest ...   $   700,000           $      -0-

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

   Future Financing and Realization

While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale of exchange of non-producing mineral properties, it has an accumulated deficit of $6,348,000 and continues to experience negative cash flow from operations. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering (see Note 7), and the anticipated receipt of funds from the exercise of in the money stock warrants expiring August of 1997. The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels and cost cutting measures to be implemented. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

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

Quarter ended October 31, 1995:

Sales of precious metals                      $  2,559,000
Net income                                    $    451,000
Net earnings per common share                 $     .03

3. Accounts Receivable

Accounts receivable at October 31, 1996 consist of:

Trade                                         $    163,000
Other                                              178,000
                                                  --------
Total accounts receivable                     $    341,000

4. Inventories

Inventories at October 31, 1996 consist of:

Finished products and products in process     $    339,000
Supplies, materials and spare parts                500,000
                                                  --------
Total inventories                             $    839,000

5. Mineral Interests

Capitalized costs for mineral interests at October 31, 1996 consist of:

Operating mining property:
  El Limon Mine, Oronorte District             $   758,000
  Less accumulated depletion                      (259,000)
                                                   -------
                                                   499,000

Non-operating properties,
 net of reserves:
  El Carmen, Colombia                              772,000
  La Aurora, Colombia                              130,000
  Juan Vara, Colombia                               87,000
  Afghan-Kobeh, Nevada                             647,000
  Castle, Nevada                                   700,000
  Coal Canyon, Nevada                              578,000
  Red Canyon, Nevada                               334,000
  Tempo, Nevada                                     50,000
  Sacramento Mountains, California                  60,000
  Water Canyon, Nevada                               3,000
  Amador, Nevada                                     3,000
  Oatman, Arizona                                   10,000
  Modoc, California                                 73,000
                                                 ---------
Total mineral interests                         $3,946,000

6. Notes Payable

The Company has a $500,000 line of credit with a bank. Advances under the line, which totaled $228,000 at October 31, 1996, accrue interest at rates from 26% to 39% and are collateralized by $500,000 placed into a certificate of deposit which bears interest at 3.9%.

The Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock.

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

Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the three months and nine months ended October 31, 1996 (fiscal 1997) and October 31, 1995 (fiscal 1996). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-KSB for the fiscal year ended January 31, 1996 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

     Liquidity and Capital Resources

         Short-Term Liquidity

As of November 30, 1996, the Company had $1,249,000 in cash and accounts payable of $1,302,000. While Fischer-Watt reported net income in fiscal 1996 principally as a result of realizing gains on the sale or exchange of non-producing mineral properties, it has an accumulated deficit of $6,348,000 and has continued to experience negative cash flow from operations. Management believes that as the recently acquired producing gold mine property is further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and until then will fund operations with the cash raised in its March 1996 offering(see Note 7) and the anticipated receipt of funds from the exercise of in the money stock warrants expiring in August of 1997. The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, and the ability to achieve future operating efficiencies anticipated with increased production levels and cost cutting measures to be implemented. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash from these sources in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

On October 31, 1996, the Company's current ratio was 1.4:1 based on current assets of $3,235,000 and current liabilities of $2,341,000. On October 31, 1995, Fischer-Watt's current ratio was 1:1 based on current assets of $1,568,000 and current liabilities of $1,574,000. The improvement in the current ratio at October 31, 1996 as compared to October 31, 1995 is primarily related to an increase in cash which resulted from the November and March stock offerings, and an increase in accounts receivable and inventory balances associated with the increased operational activity at the mine; all of which are partially offset by the increased accounts payable related to the increased operational activity at the mine, and the addition of a note payable incurred with the acquisition of GBEM (see discussion below).

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

The Company has a $500,000 line of credit with a bank. Advances under the line, which totaled $228,000 at October 31, 1996, accrue interest at rates from 26% to 39% and are collateralized by $500,000 placed into a certificate of deposit which bears interest at 3.9%.

Management believes that the Company has adequately reserved its reclamation commitments.

     Long-Term Liquidity

Cash flows from operations during fiscal 1998 are expected to be sufficient to fund operating, administrative expenses and exploration expenses. The Company is anticipating that additional funding from the exercise of stock warrants with a thirty cent per share exercise price, will be received in August 1997. The Company may need additional funding from equity or borrowings if a major expansion at its Oronorte property is neccesary and cost justified, or to fund the development of other properties, or if an acquisition opportunity arises. At October 31, 1996 the Company had no long term debt.

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

                              Results of Operations

Three months ended October 31, 1996 compared with three months ended October 31, 1995.

The Company had net loss of $353,000 ($.01 per share) compared to net income of $652,000 ($.04 per share) in the quarter ended October 31,1996 and 1995, respectively. The primary reasons for the change relates to the recognition of a gain on sale of mineral interest of $887,000 in the quarter ended October 31, 1995, for which no comparable gain was recognized in the quarter ended October 31, 1996. Additionally, selling, general and administrative expenses increased $335,000 as a result of increased operational activity at the mine, and increased legal, accounting, and travel costs associated with the administration of an active, growing public company, coupled with the acquisition of GBM which resulted in an increase in exploration expenses of $117,000 in the quarter ended October 31, 1996, as compared to the quarter ended October 31, 1995. The above items were partly offset by an increase in interest income (expense) of $131,000 which resulted from the elimination of high interest rates on outstanding debts and unpaid taxes of the Colombian unit during the quarter ended October 31, 1995.

     Revenues

The Company had sales of precious metals of $1,243,000 representing 3,786 ounces of gold in the quarter ended October 31, 1996, and sales of precious metals of $595,000 representing 1,367 ounces of gold in the quarter ended October 31, 1995. The increase in revenues from 1995 relates to production for a full quarter in 1996 versus two months in 1995, coupled with increased average monthly production in 1996 resulting from further development of the mine. The Company does not presently employ forward sales contracts or engage in any hedging activities.

     Costs and Expenses

Production costs totaled $626,000 and $344,000 for the three month period ended October 31, 1996 and 1995, respectively. Production costs as a percentage of revenues were 50 percent and 58 percent during the quarter ended October 31, 1996 and 1995, respectively. The improvement relates to operational efficiencies gained with increased production levels and the implementation of cost cutting measures.

The cost of abandoned mineral interests decreased from $4,000 to $-0- in quarters ended October 31, 1995 and 1996, respectively. In the quarter ended October 31, 1995 the El Cerrito, a property in Mexico held by the Company's Minera Montoro subsidiary was abandoned after Montoro's joint venture partner's exploratory drilling program did not produce encouraging results, and consequently, the property was returned to Minera Montoro.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $167,000 to $502,000 in quarters ended October 31, 1995 and 1996, respectively. The increase of $335,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $203,000, coupled with an increase in accounting and legal expenses associated with the acquisitions of GRC and GBM, and the increasing activity level of the Company. Additionally, the positions of a Vice President and Chief Financial Officer were added during the quarter ended July 31, 1996.

Exploration expense increased $117,000 in the third quarter of fiscal 1997 from $-0- in the third quarter of fiscal 1996. This increase is due to the acquisition of GBM.

Net interest income (expense) increased from $(119,000) in the third quarter of 1995 to $12,000 in the third quarter of 1996.

This increase is due to the elimination of high interest rates on outstanding debts and unpaid taxes of the Colombian unit during the prior year coupled with interest earned in the proceeds from the November and March stock offerings.

Nine months ended October 31, 1996 compared with nine months ended October 31, 1995.

The Company had net loss of $1,668,000 ($.06 per share) compared to net income of $1,157,000 ($.08 per share) in the nine months ended October 31, 1996 and 1995, respectively. The primary reasons for the change relates to the recognition of a gain on sale of mineral interest of $1,530,000 and an unrealized gain on trading securities of $206,000 in the nine months ended October 31, 1995, for which no comparable gains were recorded in the nine months ended October 31, 1996. Additionally, the acquisition of the Oronorte project, which reported income from mining of $197,000, offset by general and administrative expenses associated with mining operations of $791,000 and a loss from currency exchange of $244,000 in the nine months ended October 31, 1996 as compared to income from mining of $251,000, offset by general and administrative expenses associated with mining operations of $87,000 in the nine months ended October 31, 1995. Additionally, selling, general and administrative expenses increased by $1,006,000, of which $791,000 relates to expenses associated with mining operations, and the remainder is related to an increase in SEC accounting, legal, and corporate relations expenses. Further, the acquisition of GBM resulted in an increase in exploration expenses of $330,000 in the nine months ended October 31, 1996, as compared to the nine months ended October 31, 1995.

     Revenues

The Company had sales of precious metals of $3,212,000 representing 9,124 ounces of gold in the nine months ended October 31, 1996, and $595,000 representing 1,367 ounces of gold in the nine months ended October 31, 1995. The increase in revenues is primarily attributed to production during nine months of 1996 as compared to two months in 1995. The Company does not presently employ forward sales contracts or engage in hedging activities.

     Cost and Expenses

Production costs totaled $3,015,000 and $344,000 for the nine months ended October 31, 1996 and 1995 respectively. Production costs as a percentage of revenues were 94 percent and 58 percent during the nine months ended October 31, 1996 and 1995 respectively. The increase in production costs as a percentage of revenues in the nine months ended October 31, 1996 relates to the costs associated with further development of the mine and mill for the improvement of future operating efficiencies. The results of the development, coupled with cost cutting implementations dropped the production costs as a percentage of revenue to 50 percent in the third quarter of fiscal 1997.

The cost of abandoned mineral interests decreased from $183,000 to $3,000 in the nine months ended October 31, 1995 and 1996, respectively. During the nine months ended October 31, 1996, the La Victoria was abandoned in the amount of $3,000. In the nine months ended October 31, 1995 the Oatman property in Arizona was partially abandoned in the amount of $125,000, the Tuscara was partially abandoned in the amount of $32,000, the Rio Tinto was abandoned in the amount of $22,000 and the El Cerrito was abandoned in the amount of $4,000.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $331,000 to $1,337,000 in the nine months ended October 31, 1995 and 1996, respectively. The increase of $671,000 primarily relates to an increase in general and administrative expenses associated with mining operations of $704,000, coupled with an increase in SEC accounting, legal and corporate relations expenses. Additionally, the positions of a Vice President and Chief Financial Officer were added during the six months ended July 31, 1996.

Exploration expense increased $330,000 in the first nine months of fiscal 1997 from $3,000 in the first nine months of fiscal 1996. This increase is primarily due to the acquisition of GBM.

Net interest income (expense) increased from $(143,000) in the first nine months of fiscal 1996 to $72,000 in the first nine months of fiscal 1997. This increase is primarily due to the elimination of interest accrued on the $500,000 note to Kennecott, coupled with the elimination of high interest rates on outstanding debts and unpaid taxes of the Colombian unit during the prior year, partly offset by the interest earned in the proceeds from the November and March stock offerings.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $240,000 in the nine months ended October 31, 1996. There was no comparable gain or loss in the nine months ended October 31, 1995.

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

In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of October 31, 1996.

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

                           Part II - Other Information

Item 1. Legal Proceedings

On November 14, 1996, the Nevada Supreme Court upheld the December 7, 1994 jury verdict in favor of the Company's Great Basin Exploration and Mining Company relating to the lawsuit filed in 1993 by a reporter who sustained an injury while covering a story on a property previously held by GBEM. (See Part II-Item
1. Legal Proceedings of Form 10-QSB for the quarter ended April 30, 1996.)

Item 2.  Changes in Securities

On October 14, 1996 the Company obtained exploration rights with respect to unpatented mining claims from a property owner by entering into a letter agreement for a $10,000 cash payment and the issuance of 100,000 shares of common stock to the property owner. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits -

Exhibit  Item 601
No.      Category                Exhibit
-------  --------                -------

1          2   Mining  Property  Purchase  Agreement  dated  September
               30, 1996, between  Fischer-Watt Gold Company,  Inc. and
               Kennecott   Exploration  Company  ("KEC")  whereby  FWG
               purchased  mining  claims  owned  by KEC  in  Esmeralda
               County, Nevada, and upon closing, delivered to KEC a promissory Note in the amount of $700,000. Filed as exhibit 6.2 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

2         2    Letter  agreement   dated  October  14,  1996,  between
               Steve Van Ert and Fischer-Watt Gold Company, Inc. known
               as the Sacramento Mountains property.  Filed as Exhibit
               7.2  to  Form  10-QSB  filed   November  15,  1996  and
               incorporated herein by reference.

3         3    By-laws of the Corporation. Amended and restated.

4         10   Promissory  note  dated  September  30,  1996,  whereby
               Fischer-Watt   Gold  Company,   Inc.  Promises  to  pay
               $700,000 to Kennecott Exploration Company, Inc., filed as exhibit 48-27 to form 10-QSB filed October 18, 1996 and incorporated herein by reference.

5         27   Financial Data Schedule for the nine month period ended
               October 31, 1996.

    (b)  Reports on Form 8-K

During the quarter ended October 31, 1996, no reports on Form 8-K were filed by the registrant.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                 FISCHER-WATT GOLD COMPANY, INC.



December 16, 1996                 By  /s/ George Beattie
                                     ----------------------------
                                        (Signature)
                                  George Beattie, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer),
                                  Chairman of the Board and
                                  Director

December 16, 1996                 By /s/   Michele D. Wood
                                    -----------------------------
                                        (Signature)
                                  Michele D. Wood,
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)