Form 10KSB
period 1997-01-31
FISCHER WATT GOLD CO INC
filed 1997-05-16
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MarkOne)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended January 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES  EXCHANGE ACT
     OF 1934

    For the Transition period from          to
                                   --------    -----------
    Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                  --------------------------------------------
                 (Name of small business issuer in its Charter)

         Nevada                                                 88-0227654
 ------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       1621 North 3rd Street, Suite 1000
              Coeur d'Alene, Idaho                               83814
     ---------------------------------------                    --------
     (Address of principal executive offices)                  (Zip Code)

          (Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.001 Par Value
                  ------------------------------
                         (Title of Class)

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

The issuer's revenues for its most recent fiscal year were $4,390,000.

The aggregate market value of the voting stock held by non-affiliates as of May 1, 1997 (using the average of the Bid and Asked prices) was $9,847,634.

The number of Shares of Common Stock, $.001 par value, outstanding on May 1, 1997 was 32,314,760.

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

     During the fiscal year ended January 31, 1997, no acquisitions were completed by the Company. During the fiscal year ended January 31, 1996, the Company completed two significant acquisitions. The first was the acquisition of the Oronorte property in Colombia, South America, and the second was the acquisition of Great Basin Management Co., Inc., in Reno, Nevada.

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

     On October 18, 1996, Fischer-Watt instituted a lawsuit against Greenstone seeking payment of US $1,508,544 arising from a contractual obligation of Greenstone to Fischer-Watt in connection with the acquisition of Oronorte (see
Item 3-Legal Proceedings).

     On January 29, 1996, the Company acquired Great Basin Management Co., Inc., ("GBM"). GBM is a 100% owner of Great Basin Exploration and Mining Co., Inc., ("GBEM"), a mineral exploration company based in Reno, Nevada. GBM was acquired through the merger of a wholly-owned subsidiary of the Company with GBM in which 4,125,660 shares of Fischer-Watt common stock were issued to the shareholders of GBM. GBEM holds leases on several mineral properties in the Battle Mountain-Eureka Trend in Nevada as well as additional exploration properties in Nevada and California. Two of the Nevada properties, Red Canyon and the Tempo, are in joint venture arrangements with other mining companies. A third property, Coal Canyon, is currently being explored by the Company and a joint venture partner is being sought. See Item 2-Description of Property.

     On February 28, 1995, Tombstone Explorations Co.Ltd.("Tombstone"), a Vancouver-based mining and exploration company entered into a letter agreement with Fischer-Watt to purchase Fischer-Watt's interest in the Minas de Oro property in Honduras. Minas de Oro was joint ventured with Kennecott Exploration Company ("Kennecott") who had an 80 percent working interest. Tombstone agreed to buy the Kennecott interest and to assume Fischer-Watt's $500,000 promissory note to Kennecott, as well as Fischer-Watt's interest in the property. Under the terms of the agreement, Tombstone paid Fischer-Watt $150,000 in cash and delivered for cancellation, Fischer-Watt's $500,000 promissory note to Kennecott plus all accrued interest. The transaction closed on May 15, 1995. This sale resulted in a gain of $641,000 and substantially reduced the Company's debt.

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

     During fiscal 1997, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. The Company assumed control of operations in late August 1995 and has produced an average of 1,012 ounces of gold per month since the property was acquired, compared with an historical average of 734 ounces per month. During the third quarter of the fiscal year ended January 31, 1997, average monthly production reached a record high of 1,262 ounces per month. This increase in production reflects the implementation of a grade control program that was instituted under the Company's management. Further improvement in grade will be realized when a new slurry pumping system becomes fully operational. This system is currently being installed and will be fully operational by the third quarter of fiscal 1998. Installation of the system was delayed due to engineering and construction difficulties. Production at the El Limon Mine was augmented by development ore shipped from the Aurora vein at the end of the fiscal year. The ore was contributing approximately 50 ounces of gold per month to production

     Operations
     ----------
     Since the Company assumed operations of the El Limon Mine on August 24, 1995 and through December 31, 1996, the Company has produced 16,601 ounces of gold (3,746 ounces in fiscal 1996 and 12,855 ounces in fiscal 1997) and 16,018 ounces of silver (3,500 ounces in fiscal 1996 and 12,518 ounces in fiscal 1997). The selling prices the Company received averaged $386.62 and $384.49 per ounce for gold and $5.19 and $5.34 per ounce for silver for fiscal 1997 and 1996, respectively. The cash cost per ounce for gold for fiscal 1996 as previously reported was $338.50. Recently the Company reevaluated its cash cost calculation methodology. For fiscal 1996, the cash cost was calculated treating as a cash cost of production all expenses associated with the Company's operations in Colombia. The Company's revised calculation methodology does not treat all expenses associated with the Company's operation in Colombia as a direct cost related to production; but rather allocates an appropriate percentage to the direct cost of production. Utilizing the revised cash cost calculation methodology the cash cost per ounce of gold was $381.58 for fiscal 1996 and fell to $302.70 in fiscal 1997. The revision in the Company's cash cost calculation methodology was made in an effort to more closely conform to the Gold Institute Production Cost Standard.

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

     Production from the El Limon Mine comes from a single vein with an average dip of 42 degrees and an average width of 1.6 feet. The average grade of this vein is 1.2 ounces of gold per tonne. Prior to the time that the company took over the operation the average grade of the ore being sent to the plant for processing was only 0.36 ounces per tonne or 30 % of the available value of the vein. It was apparent from this data that a study program which would identify methods to improve the grade of the ore being sent to the processing plant was necessary. Several steps have been taken already as a result of this grade control program and more will follow. The actions which are already underway are as follows:

     The previous mining method required a minimum stoping width of 4.0 feet and made it necessary for the miners to stand on a slippery slope of 42 degrees while drilling the holes required to blast the ore and waste. These requirements dictated that at a minimum the grade of the ore being sent to the processing plant would be diluted by 60% and that the productivity of the miners would be restricted. In fact the actual dilution of the ore was higher. Grade to the processing plant of 0.36 ounces per tonne v.s. an available grade of 1.2 ounces per tonne is a dilution of 70%. A new mining method has been designed and put into operation which reduces the minimum stoping width to 3.0 feet and enables the miners work down the 42 degree slope and stand on solid rock while drilling.

     The vein at the El Limon Mine is a white, opaque quartz which normally breaks into pieces two inches in diameter or smaller when blasted. However the waste material surrounding the vein is a very dark colored metasediment which normally breaks into much larger pieces. The difference in breaking size between the ore material and the waste has been put to use underground by putting all of the blasted material on a two inch grizzly (screen), separating the oversize material and putting it back into mined out working places (stopes) for ground support. Analysis of the sand size particles produced by blasting in the stopes showed that they contain significant amounts of gold and a system has been designed which will allow this fine material to be washed off of the larger fragments of the ore and waste , collected in various sumps underground and on surface and pumped to the processing plant. This washing system in addition to recovering high grade fines allows for visual discernment of ore and waste and manual separation as the material proceeds from underground to the processing plant. Installation of this slurry pumping system which was designed to be done in phases is approximately 50% complete and is anticipated to be fully operational by September 1997.

     The results of this grade control program to date have been impressive. As stated previously the average feed grade prior to the company taking control of the mine was 0.36 ounces per tonne the average grade presently is 0.57 ounces per tonne. This is a 58% improvement in the grade of material delivered from the mine.

    The characteristics of the ore body, such as vein width and grade, have not changed. The improved output is being accomplished by a two stage upgrading of the mined ore where waste rock that became mixed in with the vein material during the mining sequence is removed prior to the ore being milled. A large percentage of this waste is now being removed while the ore is still underground. The separation is based on the different breakage characteristics of the ore and waste with the waste rock breaking into larger fragments than the vein material. A second ore and waste separation is carried out on the surface. This sorting is based on color since the waste rock is a uniform dark rock compared to the lighter colored ore. These measures have resulted in the mill feed being upgraded from an average of 0.57 ounces per tonne to 0.65 ounces per tonne, an increase of 14 percent.

     Since a significant portion of this ore-waste separation is carried out underground, that waste is no longer being hoisted thereby creating hoisting capacity for additional ore. In this way, mill throughput of the upgraded ore has been maintained at around 2,000 tonnes per month. Color separation of ore and waste will be carried out underground once installation of an ore washing and slurry pumping system is fully completed. This is anticipated to be completed by September 1997.

     At the El Limon Mine, production has steadily increased during the year. In January 1996, 651 ounces of gold were produced. By December 1996, production had risen to 979 ounces of gold. These improved results stem form the new grade control program, the introduction of new satellite ore sources, increased mill recoveries and other operational improvements.

     To reduce costs and improve efficiencies, personnel changes and realignment are continuing to take place, a new cost control system has been introduced, improved metal revenue enhancement program implemented and improved purchasing procedures put in place at both the mine site and Medellin office.

     Mine Development
     ----------------
     A change in the mining method at the El Limon Mine has increased productivity in the stopes and development of a new level, Level 6, is underway. The capacity of the locomotive ore cars, and mucking machines, assigned to Level 6 will be increased to improve the efficiency of development and production.

     To augment production from the El Limon Mine, development of two other properties, both under control of Oronorte, has begun. The first, the La Aurora is approximately six kilometers south of El Limon Mine and is close to a publicly maintained highway. The mine is being developed from two fronts. First, a short adit has been constructed to intersect the vein. At the vein intersection, a 40 meter internal shaft has been constructed and horizontal drifting developed. This has proven the geological interpretation of the vein and supplies approximately 150 tonne per month of development ore to the El Limon Mine plant. Second, an access ramp is being constructed with rubber tired mining equipment and has progressed approximately 230 meters. Completion of the remaining 80 meters is projected for early in the second quarter of 1997. This ramp will allow the La Aurora to be developed and operated utilizing low cost, trackless, mining methods.

     Development of the second property, the Juan Vara, has been temporarily suspended in order to concentrate efforts on the La Aurora. The Juan Vara is approximately two kilometers from the El Limon Mine processing plant. Earlier in fiscal 1997, two diamond drill holes were completed from surface. One hole intersected the vein at a depth of 80 meters below surface. At this point, the vein is 0.4 meters with an assay grade of 43 grams of gold per tonne. The second hole intersected a narrow vein but was stopped short of the main vein due to mechanical problems with the drill rig.

     The geometry of both the La Aurora and the Juan Vara vein in relation to the surface topography suggest that they may be developed (if warranted) with rubber tired mining equipment. A rehabilitated one cubic yard LHD vehicle has been purchased in the United States and is now operating at the El Limon Mine.

     Exploration
     -----------
     Exploration at the El Limon Mine is focused primarily on confirmation and delineation of extensions of the El Limon Mine vein. An ongoing program of drilling from selected locations on Level 5 has proven vein continuity both horizontally and at depth. To the north, Level 5 development has exposed 120 meters of the vein with an average width of 0.5 meters and average grade of over 35 grams of gold per tonne. Drilling has confirmed the continuity of the vein on Level 6. Geological mapping and reinterpretation of old operational maps, indicated the possible existence of approximately 5,000 additional tonnes of material with an average grade of 20 grams of gold per tonne on Level 0. Previously mined areas are being reevaluated for possible additional reserves and/or pillar extraction.

     Surface drilling at El Carmen property is confirming the continuity of the vein at depth. The drill core indicates the possibility of a disseminated gold stockworks. The grade of this mineralization, while sub-economic, confirmed the presence of a large stockwork associated with the high grade El Carmen vein. Assays of this disseminated stockwork ranged between 0.2 grams of gold per tonne to 0.5 grams of gold per tonne. If the grade in this system is found to improve slightly along strike it could allow for its development by low cost surface mining and heap leach processing methods.

     On December 18, 1996, the Company announced the acquisition of the 200 hectare El Veinte property, located approximately 14 kilometers south of the El Limon Mine. The El Veinte is viewed as having similar geology to the El Carmen. Drilling at the El Veinte is planned following completion of work at the El Carmen.

     Fischer-Watt's exploration geologist, based out of the Medellin office, continues the Colombian regional exploration program. A number of disseminated gold mineralization prospects are being examined and management believes that the renowned high grade northern Colombian gold fields can host open-pittable, bulk minable deposits. To date, very little exploration has been carried out in this part of Colombia for these deposits.

     In Nevada, Fischer-Watt's regional exploration program identified two new gold properties, Amador and Water Canyon, which were acquired by claim staking in fiscal 1997. Three Fischer-Watt properties were under joint venture to other mining companies in fiscal 1997. Battle Mountain Gold continued to explore the Red Canyon property in Eureka County in fiscal 1997 and is planning additional work in fiscal 1998. Digger Resources continued its exploration of the Tempo property in Lander County and is planning a fiscal 1998 exploration program. Cominco American drilled a number of geophysical targets at the Company's Afgan-Kobeh project in Eureka County in fiscal 1997, but withdrew from the joint venture in December. The Afgan claims were subsequently returned to the lessor and the Company is seeking a new joint venture partner for its Kobeh claim block. The Company drilled three core holes in December 1996 at its Coal Canyon property in Eureka County to test for down dip and strike extensions of previously identified gold mineralization. The drilling successfully identified gold in the feeder fault below known mineralization at a depth of 1,281 feet, averaging 0.78 grams per tonne over 61 feet, and also encountered gold grades up to 1.5 grams per tonne over 10 feet in the fault zone 600 feet along strike to the northwest.

     The Company acquired the Castle gold property, located in Esmeralda County, from Kennecott Exploration in fiscal 1997. Kennecott had identified a drill indicated resource containing between 1.5 million tons and 3.6 million tons averaging 0.046 and 0.049 ounces gold per ton.

     In California, the Company is actively exploring the Sacramento prospect near Needles. This gold property was acquired in late fiscal 1997 from a prospector and expanded by way of claim staking by the Company.

     Regional exploration in Nevada will continue in fiscal 1998 and the Company will seek joint venture partners to explore its existing properties in the United States.

     Recent Private Placements
     -------------------------
     On March 12, 1996 the Company announced that it had completed a $5 million foreign offering conducted outside of the United States pursuant to Regulation "S". These funds were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. This Regulation S offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As a part of this placement, 680,000 units were sold under a subscription agreement and, as such, $721,000 is classified as capital stock subscribed. As of May 1, 1997 none of the 680,000 shares have been issued.

     Subsequent to year end, from March 11, 1997 through April 16, 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This Regulation D offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 17, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

      Definitions
      -----------
     "Adit"

     A nearly horizontal passage from the surface by which a mine is entered and unwatered.

     "Dip"

     The angle or direction of tilt of the vein or strata.

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

     Plan of Operation
     -----------------
     The Company anticipates that it will, during fiscal 1998, continue to improve its operations at Oronorte. This will include additional capital expenditures for shaft rehabilitation and improved hoisting at the El Limon Mine, processing plant improvements and expansion at the El Limon Mine, and completion of the ramp and initial mine at the Aurora. In addition, the Company plans to begin development of the El Carmen property in the Oronorte district, continue the regional exploration program in Northern Colombia, and continue its exploration efforts in the Battle Mountain-Eureka Trend in Nevada. The Company intends to fund these expenditures through a combination of internally generated cash flow and additional debt or equity financings. There can be no assurance, however, that the Company will have available sufficient funds to conduct such activities.

     Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $8,058,000, has a net working capital deficiency of $1,038,000 and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale of exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that as the El Limon Mine gold property, held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9 to Financial Statements), and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

     The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of the third quarter of fiscal 1998. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During the calender year 1996, gold prices averaged over $385 per ounce and fluctuated from a low of $365 to a high of $418. The price of gold on May 1, 1997 was $339.25. During the last ten years, gold prices have averaged $387 per ounce and stayed over $300 per ounce while modern heap leach technologies have allowed lower grades of ore bodies to be mined. For several years, this trend created a resurgence in the United States of exploration activity for gold in the minerals industry. During the past several years, this increase in activity has expanded to Latin America.

     Gold is traded on the international commodities market, primarily through the London Metals Exchange (LME). The price is controlled by a number of factors, none of which can be influenced by Fischer-Watt.

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

     Other than mining claims, leases, concessions and agreements, the Company has no patents, trademarks, licenses or franchises material to its operations. (See Item 2 - Description of Property).

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

     At May 1, 1997,  Fischer-Watt  and  subsidiaries  have  employees  as shown below:
                         Full-time       Part-Time     Total
                         Employees       Employees    Employees
                         ---------       ---------    ---------
     United States           8               1            9

     Foreign                44               0           44
                         -----            ----         ----
     Total                  52               1           53
                         =====            ====         ====

     In addition, the Company contracts with a labor cooperative at the El Limon Mine that provides an hourly labor force of approximately 246 people. The labor cooperative has been contracting with the El Limon Mine since April 1992. It is currently operating under an extension of a one year contract that expired January 15, 1997. Negotiations on a new contract have been held and a new contract is expected to be executed in the near future. The Company does not expect that the new contract will contain material changes from the previous contract. Monthly pay ranges from $209 to $435 per month, per person. Benefits which include health insurance, retirement, social security and vacation and holidays run approximately 56% of annual pay.

     Foreign Operations
     ------------------
     All of the Company's current production and mining operations are derived from its Colombian subsidiary. The Company plans to continue current exploration efforts in South America and Mexico as well as in the western United States, principally in Nevada.

     The Company also owns interests in non-producing mineral concessions in Mexico through its 65%-owned Mexican corporation, Minera Montoro S.A. de C.V. ("Montoro"). Montoro was incorporated in Mexico City, Mexico in October 1989. The remaining 35% is owned by Jorge Ordonez, a director of the Company, and his family and business associates.

     At this time, management is unaware of any extraordinary risks associated with the Company's present, or proposed, operations in these countries. Colombia suffers social unrest including guerilla action. The guerrilla situation is an ongoing problem but the Company continuously evaluates security risks and makes any appropriate adjustments. Inflation remains a problem as it slightly rose to 21.6% in 1996 from 20% in 1995. Hedging mechanisms may be available to mitigate, to some extent, the effects of inflation. The Company does not presently employ forward sales contracts or engage in any hedging activities, but is considering applying hedging activities in the future. The government of Colombia imposes a 4% royalty on the production of gold and silver.

                FINANCIAL INFORMATION RELATING TO THE COST BASIS
                   OF FOREIGN AND DOMESTIC MINERAL INTERESTS:

                                 Year Ended January 31,
                           ---------------------------------
                             1997         1996        1995
                            -------      -------     -------
     United States       $ 2,030,000  $ 1,661,000   $ 304,000
     Colombia              2,066,000    1,488,000        -
     Honduras                   -            -        174,000
                           ---------    ---------     -------
     Mineral Interests   $ 4,096,000  $ 3,149,000   $ 478,000

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

     COLOMBIAN PROPERTIES
     --------------------
     Oronorte, Department of Antioquia, Colombia
     -------------------------------------------
     Oronorte is a mining company licensed to operate in Colombia. It is 99.95% owned by Fischer-Watt and Fischer-Watt's wholly-owned subsidiaries. All of Oronorte's mining licenses and permits were transferred to it from Greenstone in 1995. At this time, Oronorte holds a total of 29 mining concessions in the Oronorte district comprising an area of 5,735 hectares. The following properties are included in the Oronorte district.

     1.  El Limon Mine.

     2.  Juan Vara prospect.

     3.  La Aurora Mine.

     4.  El Carmen property.

     5.  El Veinte property.

     At the present time, the El Limon Mine is in production and the La Aurora Mine is in development. The El Carmen property is in an ongoing second stage surface drilling program which is scheduled for completion by the end of fiscal 1998.

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

     The El Limon Mine facilities are connected to the government power grid. Since the government rations power, the mine has installed two diesel powered generators with outputs of 260 and 240 kw. There are periods of time when there is insufficient power to operate all of the plant and mining equipment simultaneously. During these periods, management has elected to run the mill, one compressor, hoists and lighting. This means there is insufficient compressed air and ventilation in the mine and work is impeded.

     The town of Zaragoza is also connected to the national telephone network. The mine is connected to this network via radio telephone. An office is maintained in the town to allow the use of fax communications. During the current year, a new telephone was installed on the property. It is connected by satellite and phone calls can be made around the globe.

     The Juan Vara Vein is the strike extension of the El Limon Mine Vein and is located approximately 2 kilometers south of El Limon Mine.

     The Aurora Vein is located 6 kilometers south of the El Limon Mine. It has the same strike as the El Limon Mine vein but is structurally situated approximately 300 - 400 meters in the footwall.

     The El Carmen property is located 20 kilometers northeast of the El Limon Mine. It is the most northerly of a number of gold bearing quartz sulfide vein systems known to occur between El Bagre and the town of Segovia, which lies 60 kilometers to the south.

         The El Veinte property is located 14 kilometers south of the El Limon Mine. It is viewed as having similar geology to the El Carmen.

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

     El Limon Mine Historical Production
     -----------------------------------
                         Recovered    Avg.    Recovered   Head
      Calender Tonnes      Troy     Recovery   Ounces    Grade
      Year     Milled     ounces    Percent   Per Tonne  g/Tonne
      -----    ------     -------   -------   ---------  -------
      1990*     2,040        365        90       0.180     6.19
      1991     24,567     10,241        90       0.420    14.41
      1992     17,302      7,679        90       0.450    15.34
      1993     26,961      9,990        90       0.380    12.80
      1994     23,011      7,510        91       0.324    11.10
      1995     22,563      8,603        92       0.381    12.89
      1996     23,088     12,855        90       0.542    18.72

     * Two months' operation

     As shown in the table, the head grade in 1996 increased by 45% to 18.72 grams of gold per tonne over 1995. This increase was the result of improved grade control, improvements in the mining methods, and the purchase of additional mining equipment.

     Since September 1995, when Fischer-Watt took over the property, grade control methods have improved. The average mill head from October 1995 to March 1996 was 17.6 grams of gold per tonne as compared to 12.89 grams of gold per tonne for 1995. The average mill head grade for all of 1996 was 18.72 grams of gold per tonne.

     Proven and probable geological reserves at El Limon Mine and La Aurora as of December 1996 stood at 99,414 tonnes at a grade of 16.00 grams of gold per tonne. These reserves were calculated by Oronorte's resident geologist, and reviewed and verified by Davy International, an independent industry consulting firm. These diluted geological reserves are those tonnes that have been diluted to include a mining height of 1.35 meters perpendicular to the dip of the vein. Specific gravity of the vein is 2.65 and specific gravity of the waste is 2.80. The minimum cut-off grade used is 9 grams of gold per tonne and the erratic high values, higher than 100 grams of gold per tonne are cut to 100 grams of gold per tonne while calculating the grades of these reserves. Initial reserve estimates made in 1989, prior to the commencement of production, calculated the reserves at 41,000 tonnes at 14.3 grams of gold per tonne. Since then, in addition to the total current reserves, in excess of 136,000 tonnes have been mined over the life of the mine. The nature of narrow, high grade hydrothermal gold veins such as are present at El Limon Mine is that the relatively low reserve estimates are due to the high cost of outlining these reserves too far ahead of the mining.

     The calendar year 1997 mining plan calls for the mining and processing of approximately 34,100 tonnes of ore and the recovery of approximately 18,400 ounces of gold (588,800 grams). It is anticipated that the development and exploration work to be carried out at El Limon Mine during 1997 will more than replace the reserves to be mined during 1997.

     At the present time, Oronorte has a concentrate purchase and treatment agreement with Dowa Mining Company, Ltd., Tokyo, Japan. The agreement is dated March 12, 1996 and was for a duration of one year to December 31, 1996. It has been extended for one year by mutual agreement.

     El Limon Mine
     -------------
     A description of the mining and processing operations at El Limon Mine is presented below.

     Access to the mine is from an adit on Level 0 (Elev. 135 meters). Three inclined winzes provide access to the lower levels. One of the winzes is being enlarged and deepened to provide more rapid access to all levels.

     The mining method being used is inclined room and pillar with no filling. The vein strikes north-south, dips 42 west and has an average thickness of 45 cm. With such a low dip, all broken ore is mechanically (or manually) mucked to ore chutes.

     Material from underground is transported to the surface, where, by utilizing a crusher grizzly, a vibrating feeder, a jaw crusher and a vibrating screen, it is sent to a cone crusher and fed to a ball mill.

     From the ball mill, the material feeds to a pulsating jig. The jig concentrate is processed in a furnace at the mine and poured into DORE bars. The DORE is sold to a Colombian customer with payment normally received within two business days. Jig overflow is fed through cyclones, then sent to flotation tanks. It is then filtered and dried to produce a concentrate which is shipped by truck to the port of Buenaventura on the Pacific coast. From there, it is transported by ship to Japan for refining. All of the concentrates are sold to a single refiner under a one year contract. The contract calls for payment of 90 percent of the estimated value of the shipment within three business days of presentation of the invoice. Subject to final assays and adjustments, the remaining amount is paid within 60 days of receipt of the shipment.

     The mill recoveries average 90 percent, which is typical for the type of metallurgical process used at the El Limon Mine.

     The current "hourly paid" labor force are residents of the town of Zaragoza and surrounding area. They are all members of a cooperative called
"Precooperativa de Trabajo Asociado de Zaragoza - Precoomizar Ltd." This particular cooperative is one of the first being used in the Colombian mining industry.

     The cooperative concept, whereby the company contracts for its labor and pays the cooperative which, in turn, pays the workers and is responsible for benefits, is being encouraged by the Colombian government. The system being used at El Limon Mine has brought peace to a formerly troubled labor situation.

         The total number of persons employed by the Company, both directly and indirectly, is shown below:

         Mine Site
                  Company Employees                             35
                  Precoomizar Employees                        246
                  Contractors (average)                         20
                                                              ----
                  Subtotal                                     301

         Medellin Office                                         9
                                                              ----

         Grand Total                                           310
                                                              ====

     Juan Vara Vein
     --------------
     The Juan Vara Vein has been trenched and a short adit was driven in the vein. During fiscal 1996, two diamond drill holes were completed from surface. One hole intersected the vein at a depth of 80 meters below surface. At this point, the vein is 0.4 meters with an assay grade of 43 grams of gold per tonne. The second hole intersected a narrow vein but was stopped short of the main vein due to mechanical problems with the drill rig.

     Aurora Vein
     -----------
Primary access to the Aurora vein will be through a 300 meter long, inclined ramp. This inclined ramp is expected to be completed by July 1997. Production is expected to begin approximately 30 days later, after initial development is completed. A 130 meter long drift has been excavated to access the upper area of the vein. The area developed by the inclined shaft and the adit is expected to be connected by the end of 1997. Development ore from this vein is being shipped to the El Limon Mine mill. At the end of 1996, this ore was contributing approximately 50 ounces of gold per month to production. This magnitude of contribution is expected to continue through August 1997. It is anticipated that beginning in September 1997 this production will contribute approximately 255 ounces of gold per month to production.

     El Carmen
     ---------
     The original recorded exploration work at El Carmen was completed by Dual Resources, a Canadian company, with assistance from Greenstone. Dual Resources acquired the property in 1987 and conducted a two phase program of trenching and diamond drilling which established indicated reserves of 146,288 tonnes at a recoverable grade of 11.0 grams of gold per tonne. These geological reserves were reviewed in the field and accepted by Behre Dolbear and Company, Inc., an independent industry consultant.

    The El Carmen property is located approximately 20 kilometers northeast of El Limon Mine. During the fourth quarter of 1996, an 80 meter long adit was driven to intersect the vein. Two short cross cuts, one east and one west, were driven on the vein. This confirmed the presence of the vein widths of 0.7 to 1.5 meters. The results of sampling have returned values between 17 and 42 grams of gold per tonne. A 105 meter long, inclined diamond drill hole was recently completed which intersected the vein at the anticipated location. The vein intersection was 0.7 meters with a grade of 490 grams of gold per tonne. This grade has been confirmed by Jacobs laboratory, an independent laboratory, in the United States. A second drill hole is currently being drilled. In addition, gold fire assays confirm the presence of disseminated stockwork mineralization with values ranging between 0.2 and 0.5 gold grams per tonne. A quantitative investigation for the presence of copper has not taken place at this time.

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

     The El Carmen prospect is the most northerly of a number of gold bearing quartz-sulfide vein systems that occur in a quartz diorite batholith of Jurassic age that intrudes the Paleozoic basement. Approximately 60 kilometers south, in an identical geological setting, lies the Segovia district which currently produces approximately 45,000-50,000 ounces of gold a year from underground operations. This district has produced 4.3 million ounces of gold from quartz-sulfide vein systems. One of the largest of these, the El Silencio Mine, has worked a vein which extends at least 2 kilometers along strike and 1.3 kilometers down dip.

     The geology of the Oronorte mines and deposits is described below.

     El Limon Mine
     -------------
     The El Limon Mine deposit is a typical epithermal gold bearing quartz vein of late Cretaceous age. Its strike direction is N5 degrees W and S5 degrees E and the amount of dip varies from 35 degrees to 45 degrees towards the west. The vein is continuous for more than 300 meters along strike between sections 4800N and 5150N, extending from surface to Level 6 - 250 meters vertically below the surface. The deposit is open at depth and along its strike direction.

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

     The vein is structurally continuous except for a series of reverse faults with displacement ranging from 0.5 to 40 meters. There are two main fault planes (Lionel & El Limon Mine) which have displaced the vein by 35 - 40 meters each in a sinistral sense. Because of this displacement, level 2 has been structurally eliminated from El Limon Mine.

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

     The grade in the north end has increased significantly. Over the past five months (December 1996-April 1997), the undiluted stope grade of the vein on Level 5 has averages 51.16 grams of gold per tonne over an average width of 0.35 meters. The average stope width during this same time period has been 1.2 meters thereby producing a mining grade of 15.63 grams of gold per tonne. This mining grade has been improved by 17% through grade control procedures resulting in a grade fed to the mill of 18.4 grams of gold per tonne.

     Juan Vara Vein
     --------------
     The Juan Vara vein is the strike extension of the El Limon Mine vein and is located approximately 2 kilometers south. This vein has been trenched and a short adit was driven in the vein. True width of the vein varies from 0.2 meters to 0.4 meters and the gold grades are 33 grams of gold per tonne and 8 grams of gold per tonne respectively. A ramp from the surface is underway for the development of this vein to a depth of 60 meters. Work has been temporarily halted in order to concentrate on the Aurora.

     Aurora Vein
     -----------
     The Aurora vein is located 6 kilometers due south of the El Limon Mine. It has the same strike as El Limon Mine but is structurally located approximately 300-400 meters in the footwall of the El Limon Mine. Its geological environment is similar to the El Limon Mine vein.

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

     In order to develop this vein, a 300 meter long ramp is being constructed. Completion of the ramp is expected to be complete in the third quarter of fiscal 1998.

     Domestic Properties
     -------------------
     Annual filing fees of $100 per claim are required to continue the ownership of an unpatented lode mining claim in the United States. An unpatented lode mining claim gives the owner the right to mine the ore and to use its surface for mining related activities. A patented mining claim conveys fee title to the claimant (all surface and mineral rights). The Company is current for all required fees and payments for all of its mining properties. If joint venture partners are required to make these payments and fail to perform their commitments, the Company would be in danger of losing its property position.

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

     Serem Gatro Canada, Inc. ("Serem Gatro") sold GBEM to GBM in May 1995. As a condition of that sale, a Participation Agreement between Serem Gatro and GBM (the "Serem Gatro Agreement") gives Serem Gatro the right to participate in any of the core properties including the Afgan-Kobeh, Coal Canyon, Red Canyon and Tempo properties, as well as any new properties acquired within an area bounded by Latitudes 39(degree) 15' N and 41(degree) 15' N and Longitudes 115(degree) 45' W and 118(degree) 00' W. Under the terms of the Serem Gatro Agreement, at feasibility, Serem Gatro may elect to become a joint venture partner in any of the core properties at a level of up to 40% and may elect to become a joint venture partner in any newly acquired properties within the defined area at a level of up to 10%. This back in right, if exercised, would reduce GBM's interest in the property and would effectively require both Serem Gatro and GBM to fund their proportionate share (based on their respective participation interests) of all development costs, whether incurred prior or subsequent to exercise of the back in right. Based upon the amount spent by each party on a specific property up to the time of exercise of the back in right, this could result in one of the parties having to fund all of the future development costs until the amount of spending by both parties is in proportion to their respective participation interests. As described below, the Serem Gatro Agreement has been modified, with respect to certain properties.

     Kobeh, Eureka County, Nevada
     ----------------------------
     The Kobeh property, previously referred to as the "Afgan-Kobeh" property, is located approximately 25 miles northwest of Eureka, Nevada in the northeast corner of Kobeh Valley along the southern flank of the Roberts Mountains. Access to the property is via paved US Highway 50 out of Eureka and then via a graded county road.

     The Company controls 171 unpatented lode claims (3,532 acres) which it acquired through claim staking in 1992. The Company's claims are subject to a 1% Net Smelter Royalty to the Lyle F. Campbell Trust, as described in a Royalty Deed and Agreement between the Company and the Trust dated January 1, 1996. The property is also burdened by a $2.00 per ounce production royalty to Golden Regent Resources Ltd., as described by an exploration letter agreement dated April 11, 1991 by and between GBEM and Golden Regent. The property is also subject to the 40% back-in right by Serem Gatro.

     The property was the subject of a joint venture between Cominco American , Inc. (Cominco) and GBEM. As of November 25, 1996 Cominco terminated its joint venture agreement with the Company. As of December 27, 1996 the Company terminated its lease agreement on the Afgan portion of the property with the Lyle F. Campbell Trust. As a result, the Kim Chee claims, once a part of the Afgan-Kobeh lease, are no longer in Company control. Federal claim rental payments of $17,100 for 1996-97 were paid in August 1996 by the Cominco American Inc. and a payment for 1997-98 of $17,100 is due on or before August 31, 1997.

     In fiscal 1997, Cominco completed a Controlled Source-Audio Frequency Magneto telluric (CS-AMT) geophysical survey over the Afgan-Kobeh joint venture area to aid in finding subsurface faults and rock contacts. Eight holes were drilled on the Kobeh block as a result of this survey. The northern most drill holes on the Kobeh block encountered traces (100ppb) of gold mineralization up to 300 to 400 feet thick. The gold mineralization tapered off to the south where drilling did not reach the altered rock formations.

     Cominco drilled to the west of a series of resistivity anomalies discovered by the Company, then Great Basin, in 1992. The Company thinks that this series of resistivity anomalies represent the altered rock formations that Cominco did not encounter during their drilling campaign. Therefore the Company believes that these geophysical anomalies, and the rock formations interpreted to be in the subsurface, remain viable targets to be explored.

     Coal Canyon, Eureka County, Nevada
     -----------------------------------
     The Coal Canyon Property is located in the northern Simpson Park Range, about 12 miles south southwest of the Cortez gold mine. Access to the property is via paved highway from either Carlin or Eureka, and then by graded county road, to a point just north of the property.

     The Company controls approximately 1,680 acres of unpatented Federal lode mining claims by way of a Mineral Lease Agreement between GBEM and H. Walter Schull, dated February 19, 1991. The lease has been amended on four occasions. The advanced royalty payment of $20,000 for 1997 was paid on January 15, 1997 and the lease requires a $200,000 work commitment for 1997. Federal claim rental payments of $9,100 for 1996-97 were paid in August 1996 and a payment for 1997-98 of $9,100 is due on or before August 31, 1997. The Mineral Lease Agreement burdens the claims with a 4% Net Smelter Royalty at the start of production, but also grants GBEM the irrevocable option, so long as the Mineral Lease Agreement is in effect, to purchase the Property at any time prior to February 18, 2090 for $5 million, adjusted for inflation, with all advanced royalty payments credited toward the purchase price. The property is subject to a back in right of up to 40% by Serem Gatro. The Coal Canyon property is not committed to any joint venture or any other agreement.

     The Coal Canyon property has been explored by several mining companies under lease from the owner since the claims were staked in 1985. Geological mapping and sampling identified several large areas of alteration in carbonate rocks of the Roberts Mountains and Hanson Creek Formations adjacent to a major NW trending fault, referred to locally as the Grouse Creek Fault. These areas of alteration are coincident with variably anomalous amounts of gold, arsenic, antimony and mercury in soil and rock samples. Gold mineralization was identified and encountered in drilling in the southwest corner of the claim group by one of the prior lease holders, who subsequently withdrew form their lease. GBEM continued detailed examination and exploration of this gold zone and other areas of alteration beginning in 1991. Reverse circulation and core drilling of the Grouse Creek Fault Zone delineated widespread, low levels of gold mineralization (1.0 grams/tonne) in carbonate rocks and Eureka quartzite adjacent to the fault zone and higher grade gold mineralization (1-2 grams/tonne) in altered porphyry dikes within the fault zone. Lower grade mineralization also continues into the hanging wall mudstones and cherts of the Valmy Formation to the west.

     The Company continued its exploration of the property in fiscal 1997 by drilling one deep, angled core hole beneath the best drill intercepted gold, to test for continuation of that mineralization at depth in the Grouse Creek Fault and in the footwall carbonate rocks, predicted to be Cambrian Harmony Formation. The drill hole intercepted a thick, pyritic jasperoid in upper Hamburg dolomites just below the Eureka Quartzite and intercepted altered, brecciated, pyritic porphyry and Valmy mudstones in the fault zone at 1200' with gold values averaging 0.79 grams/tonne over sixty feet. The hole was lost at 1500' in altered porphyry and mudstone with anomalous gold values. Two angled core holes were drilled at the northwest corner of the known gold mineralization to intercept the strike extent of the fault zone where previous vertical drilling had failed to do so. Both core holes intercepted the fault zone and encountered brecciated, silicified and pyritic porphyry and brecciated mudstone in the fault. Gold values reached a high of 1.6 grams per tonne in brecciated mudstone along the edge of the fault. Results of the most recent drilling are being evaluated. The Company is currently seeking a joint venture partner for the Coal Canyon project.

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

     The property is currently the subject of a joint venture agreement between the Company (20%) and Battle Mountain Gold Company (80%) ("BMG"). Hemlo Gold, the previous operator of the joint venture, merged with BMG in 1996. The joint venture is subject to the back-in right by Serem Gatro, as amended by the November 30, 1995 subordination and back-in agreement between GBEM, Serem Gatro and BMG which, if exercised, would leave the Company with a 9% working interest.

     The joint venture leases approximately 4,750 acres of unpatented federal lode claims from Edward L. Deveyns and David Ernst under a mining exploration and lease agreement, dated July 10, 1992. Federal claim, lease and rental payments of $23,700 for 1996-97 were paid by BMG. Federal claim, lease and rental payments for 1997-98 totaling $23,700 are due on or before August 31, 1997. An advanced royalty payment of $50,000 was made by the Company's joint venture partner on July 10, 1996.

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

     During fiscal 1997, BMG completed compilation of previous work, conducted a ground magnetometer survey and geologic mapping and sampling leading to the drilling of 19 reverse circulation holes. Economic grades of gold mineralization were intercepted in four of the holes. Encouraging results from additional surface sampling and magnetic geophysical surveys were integrated into the database.

     As a result of the positive results of fiscal 1997, BMG has informed the Company that it is planning to redouble their efforts this year. The planned program calls for an additional 15 to 20 drill holes to test new target areas and fill-in detailed magnetic geophysical surveys will be completed in areas of significant gold mineralization.

     During the term of the November 30, 1995, Mining Venture Agreement between BMG and GBEM, the Mining Venture Agreement governs all rights and obligations of Great Basin and Serem Gatro respecting the Red Canyon Property. In the event of the failure to complete a feasibility study, or the incurring of $6 million in venture expenses, then the Serem Gatro Agreement would be controlling under its original terms. In the event that BMG completes its initial contribution and is vested with an 80% participating interest with GBEM retaining the remaining 20%, then the Serem Gatro Agreement becomes forever null and void and the subordination and venture agreements would permanently control. At that point, Serem Gatro can acquire up to 40% participating interest in the mining venture. The first 11% of that interest must be conveyed by GBEM subject to other terms and provisions which would govern if GBEM owns less than 11% and BMG would be required to convey the other 29% or such lesser or greater interest as would be necessary to meet the Serem Gatro exercise of its purchase right. The subordination agreement to the Mining Venture Agreement contains a formula which determines the purchase price for the interest purchased by Serem Gatro. Once GBEM's participating interest falls below 5% but is greater than 0% then its participating interest would be automatically converted to a 5% net proceeds interest and GBM would be deemed to have withdrawn from the mining venture as a participant.

     Tempo, Lander County, Nevada
     ----------------------------
     The Tempo Prospect is located approximately 17 miles northwest of the town of Austin, Nevada, and the property is accessible by dirt road.

     The Company's interest in the Tempo Property is pursuant to a mineral lease agreement between the Lyle F. Campbell Trust and GBEM dated October 14, 1994. The Company leases unpatented mining claims and has located other unpatented mining claims totaling 7,670 acres. The Company is required to pay an advanced minimum royalty of $40,000 in 1996, $80,000 in 1997, and $120,000 per annum thereafter. A work commitment of $100,000 is required in 1996 and $200,000 per annum thereafter. These advanced minimum royalty payments and work commitments are presently the responsibility of the Company's joint venture partner and the royalty payments can be taken in kind if production is achieved.

     Past activity on the property began with exploitation of a near surface auriferous quartz vein at the Malloy mine. Available information on the Malloy mine indicates past production was more than $5,000 but less than $100,000 total gold value. Modern exploration activities by several companies from 1968 to 1988 focused on the north area of the property where widespread surface gold values can be obtained in soils and rocks. Several unsuccessful drilling campaigns followed that identified significant but sub-economic quantities of gold.

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

     If a feasibility study is performed for the Tempo Venture, Serem Gatro has a 90 day option to exercise its rights under the Serem Gatro Agreement. Serem Gatro could elect to acquire up to a 40% participating interest and cause a joint venture corporation to be formed to hold the Tempo Property. If Serem Gatro elects to participate and acquire an interest in the Tempo Property, then the Tempo Venture would terminate and the property would be held by the joint venture corporation. Upon exercise of its option by Serem Gatro, GBEM would have no further participating interest in the Tempo Property, but it would be entitled to receive a 7.5% net proceeds royalty burdening Digger Resources Inc.'s interest in the Tempo Property. At that time, Digger Resources Inc. would be substituted as a party to the participation agreement in the place of GBEM, Digger Resources Inc.'s interest in the joint venture corporation would be the difference between 100% and the interest elected by Serem Gatro.

     A program of exploration for the balance of fiscal 1997 is still in the planning stage with Digger.

     Work done at Tempo during fiscal 1997 included extensive compilation of all available drill, rock, soil geochemical and geological data into a usable format. Geologic mapping was completed over the most favorable ground. A soil sampling program consisting of over 1,500 samples was completed in the late fall with results pending.

     As a result of the work done in fiscal 1997, several areas have been identified as having excellent potential to host economic grades of bulk-minable gold mineralization. A program is being designed combining new drilling, trenching and mapping for the fiscal 1998 field season.

     Amador, Lander County, Nevada
     -----------------------------
     The prospect is located approximately six miles north of Austin, Nevada. The property is accessible by dirt road maintained by the federal government. High-voltage electrical power lines are located about three miles south of the prospect.

     The Company controls 48 unpatented mining claims totaling 992 acres. Federal claim holding payments of $100.00 per claim per annum are due on or before August 31, 1997. The prospect is subject to a ten percent back-in right by Serem Gatro pursuant to the Serem Gatro Agreement.

     Portions of the property were staked by other mining companies during the past ten to fifteen years. Surficial evidence indicates that a few widely spaced drilling campaigns were undertaken on parts of the prospect with unknown results. The previous operators have reclaimed their land disturbances and abandoned their claim holdings.

     The prospect contains outcrops of an altered intrusive porphyry rock with quartz veins which assays of 0.7 gold grams per tonne over a sampling width of 25 meters.

     There are numerous shallow prospect pits (less than 3' deep) throughout the prospect area related to exploration in the Austin (Reese River) District from 1870 through 1930. Cumulative production figures available for the Amador and Yankee Blade areas, immediately to the west and south of the prospect respectively, indicate greater than $200,000 of ore was produced. Historically the Austin District has yielded more than 20 million ounces of silver and appreciable amounts of lead, copper, zinc and gold as co-products.

     A program of geological mapping and geochemical sampling for fiscal 1998 is still in the planning stage, subject to available funding.

     Water Canyon, Lander County, Nevada
     -----------------------------------
     Water Canyon is located approximately 38 miles west of Eureka, Nevada in the Simpson Park Range. The property is accessible via US Highway 50 from Eureka, then northward on gravel roads maintained by the county. The final access is by unimproved dirt tracks up the local drainages.

     The Company controls 60 unpatented mining claims staked by the Company in 1996. Annual Federal rental fees of $100 per claim are due on or before August 31, 1997. The prospect is subject to a ten percent (10%) back-in right by Serem Gatro pursuant to the Serem Gatro Agreement. There are no other underlying leases or agreements associated with these claims.

     Geologically, the claim group encompasses a large area of Ordovician Vinini cherts, mudstones and minor limestones that have been altered and mineralized by hydrothermal solutions along major north-south and east-west fault and fracture zones. On the western edge of the claim block, the Vinini is obscured by early

Tertiary volcanic flows. A 0.5 square mile Tertiary dacite or rhyolite intrusive occupies the eastern edge of the property. Numerous gold bearing breccia dikes and porphyry dikes occupy fault and fracture zones within the pervasively altered Vinini rocks.

     The area encompassed by the Water Canyon claims has been staked and explored by other mining companies or individuals in the past 15 years. Evidence from reclaimed drill holes suggests that wide spaced, vertical reverse circulation drilling was used to test outcropping mineralization, but with unknown results.

     A program of detailed geological mapping and soil and rock geochemical sampling will be needed to evaluate the prospect area and develop drill targets. A joint venture partner is being sought for this project.

     Sacramento Mountains, San Bernardino County, California
     -------------------------------------------------------
     The prospect is located 15 miles west of Needles, California. Access to the prospect is by way of Interstate highway or other paved roads then via gravel roads. Electrical power lines cross the prospect area. A railroad line is located 8 miles east of the property. Needles is a regional railroad junction.

     The property was brought to the attention of the Company by a prospector (lessor) as a result of his labor in the area over several years. The company staked 438 unpatented lode mining claims during November 1996, in three separate blocks, totaling 9049 acres. The Company controls 445 unpatented lode mining claims totaling 9193 acres overall. Federal claim holding fees of $100.00 per claim are due by August 31, 1997.

     On October 8, 1996, the Company entered into a Letter of Agreement with the prospector and paid the sum of $10,000 and 100,000 shares of common stock giving the Company exclusive rights to lease and explore his property from October 8, 1996 until October 8, 1998. The prospect area as defined in the Letter of Agreement encompasses six Townships covering the Sacramento Mountains; over 200 square miles (128,000 acres). The Company is obligated to drill one hole to bedrock or 1,000 feet, whichever comes first, in an area where previous mining companies discovered significant gold mineralization.

     Pre-1960's exploration on the prospect centered on underground mining of gold-copper quartz veins and fault controlled replacement gold mineralization. Since the 1960's the Sacramento Mountains area has been the site of numerous exploration ventures, mostly concerned with exploration for large tonnages of bulk-minable disseminated gold mineralization. Exploration efforts in the 1980's identified several areas of highly anomalous gold concentrations within favorable host lithologies. Many types of geologic ideas were proposed and drill tested with sub-economic drill intercepts of gold mineralization encountered.

     In December 1996, the Company completed a stream drainage geochemical survey encompassing the majority of the Sacramento Mountains. Anomalous gold values were detected from previously known gold-bearing source rocks and also from several new localities within the prospect area.

     A program of exploration by the Company for fiscal 1998 is planned to follow-up the anomalous gold concentrations detected during the stream drainage geochemical survey. A joint venture partner is being sought for the Sacramento project.

     Castle, Esmeralda County, Nevada
     --------------------------------
     The Castle property is located approximately 22 miles west of Tonopah, Nevada along the southern edge of the Monte Cristo Range. Access is by US Highways 6 & 95, which passes just north of the property.

     The Company acquired the property, consisting of 20 unpatented lode mining claims, from Kennecott Exploration by way of a Mining Purchase Agreement dated September 30, 1996. Subsequently, the Company staked an additional 30 unpatented mining claims around the perimeter of the original property. There are no other underlying agreements to burden the property.

     Geologically, gold mineralization is hosted by Tertiary volcanic rocks that lie unconformably over Ordovician Palmetto Formation. The gold is contained in quartz veins and silicification associated with northeast trending range front faults. The property was originally identified by a regional geophysical program enacted by Kennecott, with subsequent discovery of gold mineralization by a reverse circulation drilling program. Kennecott eventually drilled over 60 reverse circulation exploratory holes to define a geological resource that ranges from 1.47 million tons averaging 0.049 ounces of gold per ton to 3.60 million tons averaging 0.046 ounces of gold per ton, using a 0.02 ounce per ton cut off grade and a variable search radius for the calculations. The property is about 1 mile south of the Boss mine, which produced about 630,000 tons of ore at an average grade of 0.058 ounces per ton gold in the 1980's but is now idle.

     Definition drilling is required to determine a more accurate estimate of the actual resource, and to determine whether or not the property contains a minable resource. Additional exploration drilling is required to test favorable exploration trends and to further test existing mineralized drill holes that were outside of the geological resource. The Company is currently seeking a joint venture partner for the Castle property.

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

     The Company has a 50% net proceeds royalty interest in leased patented and unpatented mining claims totaling approximately 1230 acres. BMR having the option to purchase one-half of Fischer-Watt's interest for $500,000. The main lease is continuous and requires $4,000 per month advance royalty payments, an annual $100,000 work commitment and the payment of annual filing fees with respect to unpatented claims, all of which are to be paid by BMR. The Company has been advised that the filing fees to maintain the unpatented claims have been paid for the current year.

     Although the leased claims on the America Mine were located in 1903, only small production was realized until 1979-1984, when approximately 343,000 tonnes of ore grading 0.059 ounces per tonne gold were mined and heap leached. Additional exploration by the claim owners identified additional resource potential. Field work by the Company and others has identified additional areas of potential mineralization similar to those that overlay the past productive ore zone.

     Since February 1988, various joint venture partners have drilled 308 holes totaling over 117,000 feet. Palms Mining Company had been permitted by an approved Plan of Operations and Reclamation Plan. Permitting for mining had been initiated including air quality monitoring and other baseline studies. BMR, as operator, has indicated that it is searching for a joint venture partner to place the property into production, but the notice of default has created an uncertainly to the final disposition of the property. Reclamation costs are the responsibility of BMR.

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

                              PROPERTY COMMITMENTS
                      For the year ending January 31, 1998

     All of the Oronorte property group is held by licenses and mining permits. No annual payments are required and work commitments are minimal, but they are subject to a four percent production royalty tax to the government.

      Property     Lease     Work                J.V.     Net FWG
                  Payments   Commit.   Total    Share     Cost
                  --------   -------   -----    -----     -------
 Amador           $ 5,000   $   -     $  5,000  $   -     $ 5,000
 America           48,000    100,000   148,000   148,000     -
 Castle             5,400       -        5,400      -       5,400
 Coal Canyon       29,400    200,000   229,400      -     229,400
 Kobeh             17,700       -       17,700      -      17,700
 Modoc             20,000       -       20,000    20,000     -
 Oatman               200       -          200       200     -
 Red Canyon        74,500       -       74,500    74,500     -
 Sacramento        46,400     15,000    61,400      -      61,400
 Tempo            118,500    200,000   318,500   318,500     -
 Tuscarora            -        2,000     2,000     2,000     -
 Water Canyon       6,200        -       ,200        -      6,200
 Other              3,000        -       3,000       -      3,000
                  --------   -------   -------   -------  -------
Total            $374,300   $517,000  $891,300  $563,200 $328,100

Item 3.  LEGAL PROCEEDINGS

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

     Oronorte is currently the defendant in several claims relating to labor Contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. The Company is currently seeking to recover the estimated amount of the claims from Greenstone in the legal proceeding described above.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 31, 1997.

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

                                        HIGH BID    LOW BID
                                        --------     -------
     Year Ended January 31, 1996
       First Quarter                      $ .10      $ .03
       Second Quarter                       .31        .03
       Third Quarter                        .44        .13
       Fourth Quarter                       .34        .09

     Year Ended January 31, 1997
       First Quarter                      $ .66      $ .28
       Second Quarter                       .88        .41
       Third Quarter                        .70        .38
       Fourth Quarter                       .66        .38

     Holders:
     --------
     As of May 1, 1997, the Company had 658 shareholders of record of its common stock.

     Cash Dividends:
     ---------------
     Since inception, the Company has not declared nor paid any cash dividends, and does not anticipate paying cash dividends in the foreseeable future.

     Changes in Securities
     ---------------------
     In February 1996, two consultants were each granted options to purchase 200,000 shares of common stock at $.37 per share (fair market value at the time of grant) in consideration for promotional services rendered. These options became exercisable on February 20, 1997 and expire five years after they become exercisable. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

     In February 1996, the Company issued a warrant to purchase 100,000 shares of common stock in consideration for promotional services rendered. The warrant is exercisable at $.31 per share at any time prior to January 10, 2001. The securities were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

     In March 1996, the Company issued 50,000 shares of common stock and four warrants to purchase 100,000 shares of common stock in consideration for banking and promotional services rendered. The common stock issued had an estimated fair market value of $17,762. The warrants are exercisable at $.28 per share at any time prior to January 10, 2000. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

     In June 1996, the Company issued 9,600 shares of common stock in consideration for professional services rendered. The shares had an estimated fair market value of $3,000. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

     On November 1, 1996, a former employee was granted an option to purchase 50,000 shares of common stock at $.56 per share (fair market value at the time of grant) as partial consideration for a severance agreement. The option becomes exercisable on November 1, 1997 and expires on November 1, 2002. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, potential disposition of or joint ventures with respect to mineral properties, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, results of mineral properties disposition and joint venture efforts, and other factors described herein and in FWG's quarterly reports on Form 10-QSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

     Liquidity and Capital Resources
     -------------------------------
     Summary
     -------
     Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $8,058,000, has a net working capital deficiency of $1,038,000 and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9 to Financial Statements), and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

     The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of the third quarter of fiscal 1998. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

     Short-Term Liquidity
     --------------------
     As of May 1, 1997, the Company had $955,000 in cash and accounts payable of $1,139,000.

     On January 31, 1997, the Company's current ratio was .69:1 based on current assets of $2,325,000 and current liabilities of $3,363,000. On January 31, 1996, Fischer-Watt's current ratio was .51:1 based on current assets of $1,392,000 and current liabilities of $2,714,000. The slight improvement in the current ratio at January 31, 1997 resulted from an increase in cash and cash equivalents associated with the March 1996 foreign stock offering, an increase in the inventory balances and a decrease in the income taxes payable, all of which were partially offset by a decrease in accounts receivable, and increases in the line of credit and accounts payable associated with the operating mine.

     A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year.

     Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $8,058,000, has a net working capital deficiency of $1,038,000 and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9 to Financial Statements), and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

     The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of the third quarter of fiscal 1998. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

     Subsequent to year end, from March 11, 1997 through April 16, 1997, the Company conducted a private placement in the United States. The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 17, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     For  information  about  the  Company's  current   properties  see  Item  2
"Description of Property" above and Note 5 to Financial Statements.

     During fiscal 1998, Fischer-Watt plans to spend up to $325,000 in capital improvements at Oronorte and fund regional exploration activities in Nevada and in Colombia.

     Fischer-Watt's minimum annual lease and assessment work commitments (the expenditure necessary to maintain its mineral leases and claims) is $891,000 for fiscal 1998. The joint venture partners' scheduled share of this annual work commitment is $563,000. This leaves $328,000 of commitments on properties not presently in joint ventures, most of which is attributable to the Coal Canyon property, on which the Company plans to conduct an exploratory drilling program to fulfill these commitments. These commitments can be avoided without penalty by timely abandonment of the related mineral property. The Company intends to maintain its interests in only those leases, claims and concessions that it believes have continuing economic merit. If the joint venture partner, or the Company, fails to meet these commitments, the Company could lose its rights to explore, develop or mine the property. (See Note 13 to Financial Statements.)

     Pursuant to agreements among Greenstone, Dual Resources Ltd., and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone. (See
Part I-Item 3. Legal Proceedings)

     Prior to its acquisition by the Company, GBEM, borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for monies lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995. The note was to be repaid not later than September 30, 1995, and bears interest at 8%. Subsequent to year end, the Company negotiated a settlement agreement with Serem Gatro. Pending the closing of the agreement, the principal and accrued interest will be canceled in exchanged for 185,624 shares of common stock.

     Long-Term Liquidity
     --------------------
     It is likely that the Company will need to supplement anticipated cash from operations with future debt or equity financings and dispositions of or joint ventures with respect to mineral properties to fully fund its future business plan which includes exploration projects and property development. While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts will be successful. There can be no assurance that the Company will be able to conclude transactions with respect to its mineral properties or additional debt or equity financings or that such capital raising opportunities will be available on terms acceptable to the Company, or at all.

     At January 31, 1997 the Company had long term debt of $719,000 compared to $-0- at January 31, 1996. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

     FISCAL 1997 COMPARED TO FISCAL 1996
     -----------------------------------
     The Company had net loss of $3,378,000 ($(.11) per share) compared to net income of $1,031,000 ($.07 per share) in fiscal 1996. The most significant reason for this change is the gain on sale of mineral interests in fiscal 1996 of $1,528,000. Most of this gain was realized from the sale of Minas de Oro
($641,000) and from the sale of the Copan shares ($887,000). There is no comparable gain realized in fiscal 1997. Additionally, costs and expenses increased by $2,329,000 from fiscal 1996 resulting from the prior year acquisitions of Oronorte and GBEM, increased activity level of the Company and the current year abandonment of the Afgan mineral interest property. A reserve for foreign tax refunds of $219,000 was recorded in fiscal 1997, for which there were no comparable expenses during the prior year. Foreign currency exchange losses of $202,000 were realized in fiscal 1997 as compared to a gain of $307,000 in fiscal 1996. A gain on sale of assets of $206,000 was realized in fiscal 1996, as compared to a $1,000 loss in fiscal 1997. Detailed discussions of the above noted changes follow.

     REVENUES
     --------
     Sales of Precious Metals
     ------------------------
         During fiscal 1997, the Company had sales of precious metals of $4,390,000 representing 12,855 ounces of gold and 12,515 ounces of silver. Production costs totaled $4,018,000 for a gain from mining of $372,000. During August of fiscal 1996, the Company assumed operational control of the Oronorte project. From August through fiscal year end 1996, the Company had sales of precious metals of $1,378,000 representing 3,746 ounces of gold and 3,500 ounces of silver. Production costs totaled $1,478,000 for a loss from mining of $100,000. During fiscal 1997, the average sales price per ounce of gold increased to $386.62 from $384.49 in fiscal 1996, and the average production cost per ounce of gold decreased to $312.56 from $394.55 in fiscal 1996. The improvement in production cost per ounce relates to the operational efficiencies gained with increased production levels and the implementation of cost cutting measures.

     Sales of Mineral Properties
     ---------------------------
     During fiscal 1997, no gain on sales of mineral interest was realized as compared to a gain of $1,528,000 during fiscal 1996. The gain realized during fiscal 1996 was comprised of the following two transactions:

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

     Effective August 28, 1995 the Company purchased the Oronorte property in Colombia through its acquisition of a 99.9% interest in Oronorte, the owner of the El Limon Mine, from Greenstone in exchange for Fischer-Watt's interests in Compania Minerales de Copan S.A. de C.V., a Honduran corporation. Fischer-Watt's $115,000 debt to Greenstone for the purchase of the Copan interests was also canceled. A gain of $887,000, including cancellation of $115,000 debt, was recognized on the sale of the Copan shares.

     COSTS AND EXPENSES
     ------------------
     Abandoned Mineral Interests
     ----------------------------
     Unproven properties are considered fully or partially impaired, and are fully or partially abandoned, at the earliest of the time that: geologic mapping, surface sample assays or drilling results fail to confirm the geologic targets involved at the time the property was acquired; a decision is made not to perform the work commitments or to make the lease payments required to retain the property; the Company discontinues its efforts to find a joint venture partner to fund future exploration activities and has decided not to fund those costs itself; or, the time the property interest terminates by contract or by operation of law.

     The cost of abandoned mineral interests increased from $267,000 in fiscal 1996 to $588,000 in fiscal 1997. During the fourth quarter of fiscal 1997, the Company terminated its lease agreement on the Afgan portion of the "Afgan-Kobeh" property, resulting in an abandonment of $580,000. Additionally, the Company abandoned its interest in La Victoria with a $3,000 cost basis and its interest in San Rafael with a $5,000 cost basis.

     During fiscal 1996, Rio Tinto with a cost basis of $22,000 was abandoned resulting from a limited explorations program conducted at the end of fiscal 1995 and the beginning of fiscal 1996 that could not confirm earlier mineral values. The Oatman property in Arizona was partially abandoned after an independent evaluation indicated that it was unlikely that its cost would be fully recovered based on the current mineral lease on the property. The $125,000 write down reduced its basis to $10,000. Tuscarora was partially abandoned in the amount of $32,000 based on the results of the same independent evaluation leaving the remaining basis at $45,000 which was then reserved in the fourth quarter of fiscal 1996. The America Mine property was also reserved in the net amount of $18,000 when the lessee, under which the Company maintains its 50% net profits interest, was declared to be in default. If the underlying landowner is successful in proving the default and regaining control of the property, the Company's position could be eliminated. The Company also wrote down all of its investment in Minera Montoro based on the uncertainty of recovering its investment, and the La Victoria property in Honduras was abandoned in the amount of $23,000 when another party, in competition with the Company, acquired adjacent property positions which made the Company's land position uneconomical.

     Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

     Selling, General and Administrative
     -----------------------------------
     Selling, general and administrative costs increased from $322,000 in fiscal 1996 to $1,722,000 in fiscal 1997. The increase of $1,400,000 primarily relates to an increase in mining operation costs of $848,000, coupled with an increase in accounting and legal fees of approximately $267,000 primarily associated with the acquisitions of Oronorte and GBM, and the increasing activity level of the Company. Corporate relations expenses increased approximately $69,000. Additionally, the positions of Vice President, Chief Financial Officer, and Vice President of Operations were added during the current fiscal year.

     Foreign Exchange Gain (Loss)
     ----------------------------
     The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $202,000 in the year ended January 31, 1997 and a currency exchange gain of $307,000 in the year ended January 31, 1996.

         Exploration
         -----------
         Exploration costs increased from $3,000 in fiscal 1996 to $611,000 in fiscal 1997. The increase is attributed to the acquisition of GBM on January 29, 1996, which resulted in one year of exploration related costs during fiscal 1997 as compared to no costs during fiscal 1996.

     Other Income and Expenses
     -------------------------
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 under which certain investments in equity securities are classified. During fiscal year 1996, the Company disposed of 327,300 shares of Greenstone stock resulting in a realized gain of $206,000. No comparable gain was realized during fiscal year 1997, and the Company does not expect to acquire any trading securities in the future.

     Interest income increased from $1,000 in fiscal 1996 to $179,000 in fiscal 1997. This increase is due primarily to interest earned on the proceeds from the November and March stock offerings.

     Interest expense increased from $74,000 in fiscal 1996 to $177,000 in fiscal 1997. This increase is attributable to interest bearing debts associated with the mining operation.

     During fiscal 1997, the Company recorded a $219,000 reserve for foreign tax refunds related to the mining operation. No such comparable expense was recorded during the previous fiscal year.

     The Company's tax provision increased from $93,000 or 8.3% of fiscal 1996 net income to $202,000 or 6.3% of fiscal 1997 net loss as a result of foreign taxes of $201,000 on the Company's Colombian mining operations and a reduction of $92,000 in federal and state taxes incurred on the 1996 income. The Company also has $2.6 million of deferred tax assets primarily related to net operating losses of the Company's domestic subsidiary for which a 100% valuation allowance has been established. This valuation allowance reflects management's assessment that it is more likely than not that these net operating losses will not be realized based on historical operating results and change in control losses.

     Commitments and Contingencies
     -----------------------------
     Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. While the Company has not received any notice of intention from the Colombian Government to conduct such an audit and the Company has no reason to believe that the Colombian Government will conduct such an audit in respect of Greenstone Resources of Colombia Limited (known as "Donna Ltd."), the Company has the right to claim indemnity from Greenstone Resources Canada Limited pursuant to the terms of agreements made regarding the acquisition of Greenstone of Colombia, Ltd. and the Oronorte properties. (See Part I - Item 3. Legal Proceedings)

     Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. In the event of an unfavorable outcome from Oronorte's perspective, the Company would have the right to claim indemnity from Greenstone Resources Canada Ltd. pursuant to the terms of the agreements related to the acquisition of Greenstone of Colombia, Ltd. and Oronorte. (See Part I - Item 3. Legal Proceedings)

     In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities, including contingent liabilities, existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities from Greenstone in accordance with the terms of the purchase agreement. (See Part I -
Item 3. Legal Proceedings)

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

     Previously reported.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Directors and Executive Officers:
     ---------------------------------
     The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                           Positions Held               Directorship
Name                Age    With the Company             Held Since
-----               ----   ----------------             ----------
George Beattie      69     Director                     August 27, 1993
                           Chairman of Board
                           Chief Executive Officer
                           President

Gerald D. Helgeson  63     Director                     March 14, 1994
                           Secretary

Anthony P. Taylor   55     Director                     June 2, 1994


Peter Bojtos        48     Director                     April 24, 1996
                           Vice Chairman
                           Vice President

James M. Seed       56     Director                      June 1, 1996

Jorge E. Ordonez    57     Director                      June 12, 1996

Michele D. Wood     31     Chief Financial Officer
                              Assistant Secretary

R.M. (Mike) Robb    56     Vice President of Operations

     All of the above directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

     There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.

         GEORGE BEATTIE
         --------------
     George Beattie, born November 22, 1927, has an Engineer of Mines degree from the Colorado School of Mines. He has been active in the mineral industry since 1960, working up from front line supervisory positions to Director of Mining for Callahan Mining Corporation and General Manager, Western Mines for United Nuclear Corp. In 1980, Mr. Beattie formed Mineral Advisors, Inc., a consulting firm offering expertise in the development and management of mineral projects. He is also recognized as an expert in the application of explosives, and has served as a consultant for Western States Energy in the Pacific Northwest. Mr. Beattie became Chief Executive Officer and Chairman of the Board of Fischer-Watt Gold Company, Inc., on August 27, 1993. Mr. Beattie devotes all of his business time to the affairs of the Company.

         GERALD D. HELGESON
         ------------------
     Gerald Helgeson was born in St. Cloud, Minnesota on October 3, 1933. After graduating from the University of Minnesota in 1955, Mr. Helgeson founded Jack Frost, Inc., which became the largest integrated poultry complex in the Upper Midwest. In addition, Mr. Helgeson was a member of the Young President's Organization. Mr. Helgeson is now semi-retired and resides in Fallbrook, California and he presently belongs to the Los Angeles YPO Graduate Group. Mr. Helgeson has been a director of the Company since March 14, 1994. Although Mr. Helgeson was appointed Vice President of the Company in October 1995, he is not an executive officer of the Company.

         ANTHONY P. TAYLOR
         -----------------
     Dr. Anthony Taylor, born June 29, 1941, was educated in England where he obtained Bsc and Ph.D. degrees at the University of Durham and Manchester, respectively.

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

     Transferred to the USA, Dr. Taylor became associated with the development of the Alligator Ridge Mine. In 1979 he was promoted to Exploration Manager and, later, General Manager, Exploration, in the USA for Selection Trust and, subsequently, BP Minerals International. From 1990 to 1996, he served as President and Director of Great Basin Exploration and Mining Company, a company he formed in June 1990 to conduct grass roots exploration in North America on behalf of overseas investors. Dr. Taylor was appointed a Director of Fischer-Watt Gold Company in June 1994. Following the merger of Great Basin Exploration and Mining with the Company, Dr. Taylor served as the Company's Vice President, Exploration, until September 16, 1996.

         JORGE E. ORDONEZ
         ----------------
     Jorge Ordonez, born October 22, 1939 in Tulsa, Oklahoma, is a certified professional engineer in Mexico who resides in Mexico City. He received his degree in Geological Engineering from the Universidad Nacional Autonoma de Mexico in Mexico City in 1962 and his Masters from Stanford University in 1965.

     As President of Ordonez Profesional, S.C., Jorge Ordonez is a consultant to World Bank, international and Mexican Mining Companies, and the Mexican government. In addition to his affiliation with the Company, Mr. Ordonez is presently Managing Director of Altos Hornos de Mexico, S.A. de C.V., Managing Director of Grupo Gan, Mining Division, Managing Director of Minera Carbonifera Rio Escondido, Vice President of Minera Montoro, S.A. and a member of the Board of Directors of Hecla Mining Company (NYSE-USA).

     The Mexican National Geology Award was awarded to Mr. Ordonez in 1989, recognizing contributions made to the mining industry as an Academician with the Mexican Academy of Engineering and in leading roles with the Mexican Silver
Council, the Silver Institute and the North America Society of Economic Geologists. He has been a Director of Fischer-Watt Gold Company, Inc. Since June 5, 1996.

         PETER BOJTOS
         ------------
     Peter Bojtos, P. Eng., was born on March 26, 1949 and received a Bachelor of Science Honours degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 25 years in exploration, production and corporate management. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd..

     From 1992 to August 1993 he was President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. Mr. Bojtos held several key positions, including Vice-President of Corporate Development, during his twelve years with Kerr Addison Mines, Limited, including that of President of RFC Resources and New Kelore Mines Ltd. He is also on the board of directors of several Canadian resource companies.

     Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer-Watt Gold Company, Inc., in April 1996.

         JAMES M. SEED
         -------------
     James Seed was born on April 4, 1941. He was graduated from Brown University in 1963 and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Incorporated and The Astra Projects Incorporated, privately owned land development companies focusing on creating building sites in the Minneapolis suburban communities and a community surrounding a Robert Trent Jones, II championship golf course. He has been with these companies since 1979.

     From November 1979 to May 1989, he was the President and Owner of Buffinton Box Company. From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spending his last two years there as Treasurer of the Corporation. Mr. Seed is a Commissioner of Rhode Island Investment Commission and a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of the Corporation, Brown University from 1984 to 1990.

     Mr. Seed became a Director of Fischer-Watt Gold Company, Inc. on June 1, 1996.

         MICHELE D. WOOD
         ---------------
     Michele Wood, born August 4, 1965, has a Bachelor of Science degree from the University of Idaho and is a certified public accountant in the State of Idaho. Ms. Wood has held senior accounting positions with Hecla Mining Company, Magnuson McHugh & Co.,P.A. and KPMG Peat Marwick. She has served on a contract basis as the Company's Chief Financial Officer effective April 15, 1996 and in that capacity was appointed the Company's principal financial and accounting officer on September 20, 1996.

     By appointment of President George Beattie and Action of the board, Ms. Wood discontinued her independent contract and was employed by the Company as of November 1, 1996. As an employee, she continues serving as Chief Financial Officer. On December 3, 1996, Mrs. Wood was additionally appointed Assistant Secretary of the Corporation.

         R.M. (MIKE) ROBB
         ----------------
     Mike Robb is an Idaho native born in Nampa on May 16, 1940. He earned his Bachelor of Science from the University of Idaho in 1963 and continued his Master's studies at the Universities of Arizona and New Mexico. A registered Professional Engineer in five states, Mr. Robb's career experience spans thirty years and includes managerial and consultant responsibilities in each of those states as well as the countries of Iran, Spain, Panama, and Mexico. A partial listing of corporate affiliations includes positions with Anaconda Company,

United Nuclear Corporation, Los Alamos Technical Associates, and Boliden International Mining. Throughout these years, following active duty in Vietnam, Mr. Robb served the Marine Corps Reserve until 1993 as Captain to Colonel.

     Mr. Robb's affiliation with the Company began with independent consulting assignments throughout the past eleven years. On January 20, 1997 he accepted full time employment and was appointed Vice President of Operations on February 1, 1997.

     Compliance with Exchange Act Section 16(a):
     -------------------------------------------
     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that:

         1. Michele D. Wood, an Officer, has not filed one report indicating her receipt of an option to purchase shares on a timely basis.

         2. R.M.(Mike) Robb, an Officer, has not filed one report indicating his receipt of an option to purchase shares on a timely basis.

Item 10.  EXECUTIVE COMPENSATION.

     The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, of the Company, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE
                   Annual Compensation     Long Term Compensation
Name               -------------------     ----------------------
and
Principal       Fiscal                     Securities, underlying
Position         Year      Salary $        options/SARs
---------       ------     --------        --------------------
George Beattie,  1997      100,000
President, CEO   1996       93,500
                 1995       80,000    500,000 shares

     The Company's chief executive officer is also a director. Directors receive no cash compensation for their services except directors who are not employees receive a communications allowance of $250 each six months. Over the past three years non-employee directors have been issued stock options as compensation for serving as a director, the exercise price of which was based on fair market value of the stock as of the date of grant, vest after one year's service and expire five years after vesting. Pursuant to this program Gerald D. Helgeson has been granted options to purchase 400,000 shares of stock, Anthony P. Taylor has been granted options to purchase 200,000 shares of stock, Peter Bojtos has been granted options to purchase 100,000 shares of stock and Larry J. Buchanan, who resigned as a director in June 1996 has been granted options to purchase 200,000 shares of stock. Continuance of this program is currently being evaluated.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values:

                  Number of Securities       Value of Unexercised
                  Underlying Unexercised     In-the-Money Options
                  Options/SARs at            /SARs at
                  January 31, 1997           January 31, 1997
                  Exercisable/               Exercisable/
Name              Unexercisable              Unexercisable
----              -------------              -------------
George Beattie    500,000/-0-                $50,000/$-0-

George Beattie is currently being paid at the rate of $100,000 per year on the basis of a two year employment contract dated September 1, 1993 which has been renewed and extended to September 1, 1997. Under the terms of the employment contract, George Beattie was granted options on 500,000 shares at $.20 per share which vest at the rate of 20,000 shares per month. In addition to a monthly salary and stock options, a bonus may be paid at the discretion of the Board of Directors. The agreement provides for termination on 30 days notice by either party. In the event of termination of the contract by the Company, Mr. Beattie would be entitled benefits of $500,000 payable at a rate of $100,000 per year for five years.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Security ownership of management and all beneficial owners of more than 5% of the outstanding common stock as of May 1, 1997.

Name and Address of           Amount and nature of      % of
beneficial owner              beneficial ownership      Class
-------------------           --------------------      -----
U.S. World Gold Fund/          4,000,000 shares         12.01%
U.S. Global Resources          owned directly
7900 Callaghan Road            Note 1
San Antonio, TX 78229

Kennecott Exploration Company  2,048,000 shares
P O Box 11248                  owned directly            6.34%
Salt Lake City, UT 84147

CIBC Wood Gundy                2,040,000 shares          5.94%
161 Bay Street, Sixth Floor    owned directly
Toronto, Ontario M5J 258       Note 2

Anthony P. Taylor              1,741,694 shares
1500 Kestrel Court             owned directly,           5.36%
Reno, NV 89509                 Note 3

James M. Seed                  1,184,000 shares
Director                       owned directly and
Astra Ventures                 indirectly, Note 4        3.63%
One Citizen Plaza
Providence, RI 02903




Name and Address of           Amount and nature of      % of
beneficial owner              beneficial ownership      Class
-------------------           --------------------      -----

Peter Bojtos                   1,150,000 shares
Officer and Director           owned directly and
2582 Taft Court                indirectly, Note 5        3.51%
Lakewood, CO 80215

George Beattie                 501,000 shares
Officer and Director           owned directly,
1410 Cherrywood Drive          Note 6                    1.53%
Coeur d'Alene, ID 83814

Gerald D. Helgeson             400,000 shares
Officer and Director           owned indirectly,
3770 Poppy Lane                Note 7                    1.22%
Fallbrook, CA 92028

Jorge E. Ordonez               No shares
Director                       owned directly            0.0%
Av. Paseo de las Palmas
Torres Palmas
Lomas de Chapultepec
Mexico 11000 D.F. Mexico

Directors and Executive        4,976,694 shares
Officers as a Group            owned directly,
(eight persons)                and indirectly           14.55%

     Note 1 - Together U.S. World Gold Fund and U.S. Global Resources, owns 3,000,000 shares directly, and warrants to purchase 1,000,000 shares.

     Note 2 - CIBC Wood Gundy owns special warrants exercisable into 1,360,000 shares and warrants to purchase 680,000 shares.

     Note 3 - Anthony P. Taylor owns 1,541,694 shares and options to purchase 200,000 shares.

     Note 4 - James M. Seed owns 5,700 shares, and no options or warrants directly, but various related trusts own 844,900 shares and own warrants to purchase 333,400 shares.

     Note 5 - Peter Bojtos owns 360,000 shares, warrants to purchase 180,000 shares, and options to purchase 100,000 shares. His wife owns 340,000 shares and warrants to purchase 170,000 shares.

     Note 6 - George Beattie owns 1,000 shares and options to purchase 500,000 shares.

     Note 7 - Gerald D. Helgeson's wife owns options to purchase 400,000 shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Larry Buchanan was a director of the Company from July 15, 1994 until June 5, 1996 in addition to being involved with various projects and companies that are related to the Company's business. Dr. Buchanan received compensation as a consulting geologist of $11,000 plus interest on overdue bills of $1,631 in fiscal 1996. Dr. Buchanan is a Vice President of the firm Begeyge Minera Ltda. ("BG&G"), that received compensation of $13,000 for consulting geological services in fiscal 1996. BG&G holds a royalty interest in the Minas de Oro property in Honduras that the Company sold its interest in May, 1995. BG&G also holds a royalty interest in the Rio Tinto, Honduras property in which the Company incurred costs of $15,000 in the year ended January 31, 1996. The Company abandoned the Rio Tinto interests during the first quarter of fiscal 1995. In addition, on June 1, 1995, for his services as a Director, Dr. Buchanan received an option to purchase 100,000 shares of common stock of the Company at an exercise price of $.0625 per share.

     Jorge E. Ordonez became a Director of the Company on June 5, 1996 replacing Mr. Buchanan. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the business of mining precious metals. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

     Peter  Bojtos  became an officer  and  director of the Company on April 24,
1996. Mr. Bojtos had been engaged on August 25, 1995 by the Company, on a non-exclusive basis as an independent contractor to raise funds for the Company in the form of issuance of restricted common stock and warrants to purchase additional shares. He was compensated in cash at the rate of 10% of the amount raised. He was paid $81,000 for those services. Mr. Bojtos purchased 180,000 units of that offering under the same terms and conditions as the other subscribers which consisted of 360,000 shares of restricted common stock and warrants to purchase an additional 180,000 shares at any date prior to August 31, 1997 for $.30 per share. Lynn Bojtos, wife of Peter Bojtos, purchased an additional 170,000 shares, under these same terms and conditions. In March of 1996, he was again engaged to raise funds for the Company. The Company completed a $5 million foreign offering outside the United States pursuant to Regulation "S". Mr. Bojtos was granted for services to the Company an option to purchase 100,000 shares of common stock of the Company after February 20, 1997 at an exercise price of $.37 per share.

     Anthony P. Taylor, a director of the Company since June 1994, an officer of the Company during 1996, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Following the merger of GBM with the Company, Dr. Taylor served as the Company's Vice President, Exploration until September 16, 1996. Dr. Taylor received a Company vehicle with an estimated fair market value of $23,375, less debt assumed of $15,638 during fiscal 1997. Dr. Taylor received compensation as a consulting geologist of $13,200 in fiscal 1997. In addition, for his services as a Director, since 1995 Dr. Taylor has received options to purchase 200,000 shares of common stock of the Company at an exercise price of $.0625 and $.72 per share.

     On June 5, 1996, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 7 of the Financial Statements set forth in Item 7 of this report).

     Michele Wood, an officer of the Company since November 1, 1996 received compensation of $51,125 for financial consulting services in fiscal 1997. In addition, on November 1, 1996, Ms. Wood received an option to purchase 100,000 shares of common stock at an exercise price of $.56 per share.

     R.M. (Mike) Robb, P.E. was hired by the Company on January 20, 1997 and appointed to the position of Vice President of Operations on February 1, 1997. Mr. Robb had served the Company as an exploration and due diligence consultant intermittently during the prior ten years. Upon acceptance of the position of the officer of the Company, Mr. Robb was granted an option to purchase 100,000 shares of the common stock of the Company at an exercise price of $.53 per share.

     Kennecott Exploration Company, who owns 2,048,000 shares of the Company's common stock, loaned the Company $500,000 in March 1992. Kennecott had a joint venture with the Company on the Minas de Oro property in Honduras. In May 1995, both Kennecott and the Company sold their interests in the Minas de Oro property to a third party. In connection with that sale, Fischer-Watt received $150,000 and the $500,000 debt and accrued interest owed to Kennecott was canceled. A $641,000 gain on the sale of this property was recorded on the fiscal 1996 statement of operations. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000 for the purchase of the Castle property (See Item 2- Description of Property). The promissory note bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock.

     In November 1995, together U.S. World Gold Fund and US Global Resources Fund (related parties) acquired 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at $.30 per share at any time prior to August 31, 1997, pursuant to the November 1995 private offering. The securities were sold as units and were purchased at price of $.30 per unit, the same price paid by other purchasers in such offering.

     In March 1996, CIBC Wood Gundy acquired special warrants exercisable (without payment of any further consideration) into 1,360,000 shares of common stock and warrants to purchase 680,000 share of common stock at $.75 per share any time prior to February 28, 1998, pursuant to the March 1996 foreign offering. CBIC Wood Gundy paid $1.06 per special warrant, the equivalent price paid by other purchasers in such offering.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit  Item 601
No.      Category   Exhibit
-------- --------   -------

1           2       Mining Property Purchase Agreement dated September 30, 1996,
                    between  Fischer-Watt  Gold  Company,   Inc.  and  Kennecott
                    Exploration Company ("KEC")whereby FWG purchased mining claims owned by KEC in Esmeralda County, Nevada, and, upon closing, delivered to KEC a Promissory Note in the amount of $700,000 and filed as Exhibit 6.2 to Form 10-QSB filed
                    October 18, 1996 and incorporated herein by reference.

2           2       Letter  agreement dated October 14, 1996,  between Steve Van
                    Ert  and  Fischer-Watt  Gold  Company,  Inc.  known  as  the
                    Sacramento  Mountains  Property  and filed as Exhibit 7.2 to
                    Form l0-QSB filed November 15, 1996 and incorporated herein by reference.

3           3       By-Laws of the corporation.  Amended and restated.  Filed as
                    Exhibit 3.3 to Form 10-QSB tiled December 16,1996 and incorporated herein by reference.

4           10      Option  effective June 1, 1996,  whereby  Fischer-watt  Gold
                    Company, Inc., grants Gerald D. Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as Exhibit 31.10 to Form l0-KSB filed September
                    26, 1996 and incorporated herein by reference.

5           10      Option  effective  June 1, 1996  whereby  Fischer-Watt  Gold
                    Company, Inc., grants Anthony P. Taylor an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as Exhibit 32.10 to Form 10-KSB filed September
                    26, 1996 and incorporated herein by reference.

6           10      Option  effective  June 1, 1996  whereby  Fischer-Watt  Gold
                    Company,  Inc.,  grants  Peter  Bojtos an option to purchase
                    100,000  shares of  Fischer-Watt  restricted  common  stock.
                    Filed as Exhibit  33.10 to Form 10-KSB filed  September  26,
                    1996 and incorporated herein by reference.

7           10      Joint Venture  agreement  dated July 25, 1996, and Exhibit A to agreement, between Great Basin Exploration and Mining, Inc. and Digger Resources, Inc. regarding Tempo mineral property, Lander county, Nevada. Filed as Exhibit 36.10 to
                    Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

8           10      Amendment  to  Mineral  Lease  between   Walter  Schull  and
                    Mireille  Schull  and Great  Basin  Exploration  and  Mining
                    Company date July 31, 1996. Regarding the coal Canyon property and filed as Exhibit 47.10 to Form l0-QSB filed
                    October 18, 1996 and incorporated herein by reference.

9           10      Promissory   note   date   September   30,   1996,   whereby
                    Fischer-Watt Gold Company,  Inc. promises to pay $700,000 to
                    Kennecott  Exploration  Company,  Inc.  and filed as Exhibit
                    48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

10          10      Letter  terminating   Afgan-Mineral  Lease  agreement  dated
                    December  27,  1996,  whereby  Great Basin  Exploration  and
                    Mining  Company,  Inc.  serves  formal  notice  to  Lyle  F.
                    Campbell of termination of lease of Afgan Mineral prospect, Eureka County, Nevada, per Article l5B of said lease.

11          10      Employment  Agreement  effective  November  1, 1996  between
                    Fischer-Watt Gold Company,  Inc. and Michele 0. Wood whereby
                    Fischer-Watt agrees to employ Ms. wood for a five-year period as Chief Financial officer.

12          10      Option effective November 1, 1996, whereby Fischer-Watt Gold
                    Company,  Inc.  grants Michele D. Wood an option to purchase
                    100,000 shares of restricted common stock.

13          10      Option effective February 1, 1997, whereby Fischer-Watt Gold
                    Company,  Inc.  grants  Michael  Robb an option to  purchase
                    100,000 shares of restricted common stock.

14          10      Amendment dated December 13, 1996, to Exhibit A of the Tempo
                    Mineral  Lease between  Great Basin  Exploration  and Mining
                    Company,  Inc. and the Lyle F. Campbell  Trust to amend said
                    Lease by inclusion of claims located in T2ON, R42E, and T21N, R42E, M.D.B.& M., Lander Coonty, Nevada as located between March 16 and 22, 1996 by GBEM.

15          10      English  translation of Labor Supply Agreement  entered into
                    January 16, 1996, between Compania Minera Oronorte, S.A. and
                    "Precoomizar"  (Precoperativa de Trabajo Asociado Mineros de
                    Zaragosa) in which the work cooperative agrees to supply personnel for mining labor and the Company accepts the cooperative as the sole supplier of such personnel.

16          11      Statement  regarding  per share  earnings for the year ended
                    January 31, 1997.

17          21      List of subsidiaries of Fischer-Watt Gold Company, Inc.

18          27      Financial Data schedule for the year ended January 31, 1997.


    (b)  Reports on Form 8-K

During the quarter ended January 31, 1997, no reports on Form 8-K were filed by the registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FISCHER-WATT GOLD COMPANY, INC.

May 16, 1997                                 /s/ George Beattie
                                             -----------------------------------
                                             George Beattie
                                             President, Chief Executive Officer,
                                             (Principal Executive Officer),
                                             Chairman of the Board and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                              Date
     -------------------                              -----

     /s/ Michele D. Wood
     ----------------------
     Michele D. Wood                                  May 16, 1997
     Chief Financial Officer
     and Assistant Secretary
     (Principal Financial and
     Accounting Officer)

     /s/ Peter Bojtos
     ----------------------
     Peter Bojtos                                     May 16, 1997
     Director, Vice President, and
         Vice Chairman of the Board

     /s/ Gerald D. Helgeson
     ----------------------
     Gerald D. Helgeson                               May 16, 1997
     Director and Secretary

     /s/ James M. Seed
     ----------------------
     James M. Seed                                    May 16, 1997
     Director

     /s/ A. P. Taylor
     ----------------------
     A. P. Taylor                                     May 16, 1997
     Director

     /s/ Jorge Ordonez
     ----------------------
     Jorge Ordonez                                    May 16, 1997
     Director

--------------------------------------------------------------------------------



                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                                        Contents



Report of Independent Certified Public Accountants                    F-2

Financial Statements:
      Consolidated Balance Sheet                                      F-3
      Consolidated Statements of Operations                           F-5
      Consolidated Statement of Shareholders' Equity                  F-6
      Consolidated Statements of Cash Flows                     F-7 - F-8
      Summary of Accounting Policies                           F-9 - F-11
      Notes to Consolidated Financial Statements              F-12 - F-31

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1997, and the consolidated results of their operations and their cash flows for the years ended January 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a $3,378,000 net loss in fiscal 1997, has an accumulated deficit of $8,058,000 and a net working capital deficiency of $1,038,000, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Spokane, Washington
May 9, 1997

--------------------------------------------------------------------------------


                                                     (Note 1)
January 31,                                                                                                  1997
-------------------------------------------------------------------------------------------------------------------


Assets

Current assets:
  Cash and cash equivalents                                                                       $       484,000
  Certificate of deposit (Note 6)                                                                         525,000
  Accounts receivable (Note 3)                                                                            260,000
  Inventories (Note 4)                                                                                    977,000
  Prepaid expenses and other                                                                               79,000
-------------------------------------------------------------------------------------------------------------------


Total current assets                                                                                    2,325,000
-------------------------------------------------------------------------------------------------------------------


Mineral interests, net (Note 5)                                                                         4,096,000
-------------------------------------------------------------------------------------------------------------------


Property, plant and equipment:
  Land and buildings (Note 6)                                                                             499,000
  Machinery and equipment                                                                               1,849,000
  Furniture and fixtures                                                                                  143,000
-------------------------------------------------------------------------------------------------------------------


                                                                                                        2,491,000
  Less accumulated depreciation                                                                           323,000
-------------------------------------------------------------------------------------------------------------------


Property, plant and equipment, net                                                                      2,168,000
-------------------------------------------------------------------------------------------------------------------


Foreign tax refunds, net of $219,000 reserve                                                              435,000
-------------------------------------------------------------------------------------------------------------------

Other assets                                                                                               52,000
-------------------------------------------------------------------------------------------------------------------
Total-assets                                                                                   $        9,076,000
===================================================================================================================



--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet


                                                     (Note 1)
January 31,                                                                                                  1997
-------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                                           $     2,384,000
  Notes payable (Note 6)                                                                                  979,000
-------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                                               3,363,000
-------------------------------------------------------------------------------------------------------------------


Long-term liabilities:
  Convertible note payable to shareholder (Note 6)                                                        719,000
-------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                                       4,082,000
-------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 10 and 13)

Shareholders' equity: (Notes 8 and 9)
  Preferred stock, non-voting, convertible,
    $2.00 par value, 250,000 shares
    authorized; 0 shares outstanding                                                                            -
  Common stock, $0.001 par value, 50,000,000
    shares authorized; 31,296,760 shares
    outstanding                                                                                            31,000
  Additional paid-in capital                                                                           12,044,000
  Capital stock subscribed                                                                                721,000
  Foreign currency translation adjustments                                                                256,000
  Accumulated deficit                                                                                  (8,058,000)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                              4,994,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                        $     9,076,000
===================================================================================================================


                             See the accompanying summary of accounting policies
                                 and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations


Year ended January 31,                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------


Sales of precious metals                                                $        4,390,000        $     1,378,000
Costs applicable to sales                                                        4,018,000              1,478,000
-------------------------------------------------------------------------------------------------------------------

Gain (loss) from mining                                                            372,000               (100,000)

Gain on sales of mineral interests                                                       -              1,528,000

Costs and expenses:
  Abandoned and impaired mineral interests                                         588,000                267,000
  Selling, general and administrative                                            1,722,000                322,000
  Exploration                                                                      611,000                  3,000
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                   (2,549,000)               836,000

Other income (expense):
  Gain (loss) on sale of assets                                                     (1,000)               206,000
  Interest income                                                                  179,000                  1,000
  Interest expense                                                                (177,000)               (74,000)
  Currency exchange gain (loss), net                                              (202,000)               307,000
  Reserve for foreign tax refunds                                                 (219,000)                     -
  Other income (expense), net                                                     (207,000)              (152,000)
-------------------------------------------------------------------------------------------------------------------

Net income (loss) before taxes                                                  (3,176,000)             1,124,000

Tax provision (Note 11)                                                           (202,000)               (93,000)
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                       $       (3,378,000)       $     1,031,000
===================================================================================================================

Earnings (loss) per share                                               $             (.11)       $           .07

Weighted average shares outstanding                                             30,506,060             14,883,000
===================================================================================================================


                             See the accompanying summary of accounting policies
                                 and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                  Consolidated Statement of Shareholders' Equity

                                                                                                  Foreign        Total
                                                      Additional      Capital                    Currency       Share-
                                   Common Stock          Paid-in        Stock  Accumulated    Translation     holders'
                                Shares      Amount       Capital   Subscribed      Deficit    Adjustments       Equity
----------------------------------------------------------------------------------------------------------------------

BALANCE,
  February 1, 1995            12,344,000   $ 12,000    $5,773,000   $      -    $(5,711,000)  $       -     $  74,000

Issuance of common stock in
  private placement, net of
  $94,000 issue costs         6,067,500       6,000       810,000          -             -            -       816,000

Issuance of common stock to
  acquire subsidiary, net of
  $21,000 issue costs (Note 2) 4,125,660      5,000     1,208,000          -             -            -     1,213,000

Foreign currency
  translation adjustments             -           -             -          -             -      669,000       669,000

Net income for the year               -           -             -          -     1,031,000            -     1,031,000
-------------------------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1996            22,537,160     23,000     7,791,000          -    (4,680,000)     669,000     3,803,000

Issuance of common stock in
  private placement, net of
  $368,000 issue costs        8,600,000       8,000     4,182,000          -             -            -     4,190,000

Issuance of common
  stock for exploration
  rights                        100,000           -        50,000          -             -            -        50,000

Issuance of common
  stock for services             59,600           -        21,000          -             -            -        21,000

Capital stock
  subscribed                          -           -             -    721,000             -            -       721,000

Foreign currency
  translation adjustments             -           -             -          -             -     (413,000)     (413,000)

Net loss for the year                 -           -             -          -    (3,378,000)           -     (3,378,000)
----------------------------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1997            31,296,760   $ 31,000    $12,044,000  $721,000    $(8,058,000)  $ 256,000     $4,994,000
----------------------------------------------------------------------------------------------------------------------

                             See the accompanying summary of accounting policies
                                 and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

Year ended January 31,                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                                       $       (3,378,000)       $     1,031,000
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities
    Depreciation, depletion and amortization                                       462,000                259,000
    Stock issued for services                                                       21,000                      -
    Abandoned and impaired mineral interests                                       588,000                339,000
    Gain on disposal of securities                                                       -             (1,110,000)
    Gain on sales of mineral interests                                                   -               (641,000)
    Other losses, net                                                                1,000                  1,000
  Changes in assets and liabilities, net of business acquisitions:
    Accounts receivable                                                             83,000               (223,000)
    Inventories                                                                   (372,000)               (85,000)
    Prepaid expenses and other assets                                               20,000               (105,000)
    Accounts payable, accrued expenses, and other                                 (255,000)               403,000
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (2,830,000)              (131,000)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Investments in mineral interests                                                (949,000)              (301,000)
  Investments in plant and equipment                                              (915,000)              (139,000)
  Investment in certificate of deposit, net of fees                               (509,000)                     -
  Proceeds from equipment sales                                                      1,000                      -
  Proceeds from sales of securities                                                      -                582,000
  Proceeds from sales of mineral interests                                               -                150,000
  Investments in securities                                                              -                (21,000)
  Purchase of shares of consolidated
    subsidiary, net of cash acquired (Note 13)                                           -               (489,000)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (2,372,000)              (218,000)
-------------------------------------------------------------------------------------------------------------------

                             See the accompanying summary of accounting policies
                                 and notes to consolidated financial statements.



--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

Year ended January 31,                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in
    private placement, net of stock issuance costs                               4,190,000                816,000
  Proceeds on issuance of special warrant (Note 8)                                 721,000                      -
  Borrowings on notes payable                                                      509,000                 28,000
  Payments of stock issuance costs on
    acquisition of subsidiary                                                            -                (21,000)
  Repayment of notes payable                                                             -               (214,000)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        5,420,000                609,000
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          218,000                260,000

Cash and cash equivalents, beginning of year                                       266,000                  6,000
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $          484,000        $       266,000
===================================================================================================================



                             See the accompanying summary of accounting policies
                                 and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies


Business Activities
Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in two broad geographical areas, namely North Central Colombia and the Western United States. The Company's current operational focus is its Oronorte properties, a producing gold mine near Zaragosa, Colombia.

Principles of
Consolidation
The consolidated financial statements include the accounts of Fischer-Watt, and its majority owned subsidiaries. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost.

Cash and Cash
Equivalents
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Mineral Interests
The Company records its interest in mineral properties and areas of geological interest at cost less expenses recovered and receipts from exploration agreements. Exploration development costs are deferred until the related project is placed in production or abandoned. Deferred costs are amortized over the economic life of the related project following commencement of production, by reference to the ratio of units produced to total estimated production (estimated proven and probable reserves), or written off if the mineral properties or projects are sold or abandoned.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

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

Non-producing mineral interests are initially recorded at acquisition cost. The cost basis of mineral interests includes acquisition cost, bonus payments made to attract a joint venture partner, and the cost of exploration and development, less bonus payments received on unproven properties and advance royalty payments received.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies


Property, Plant &
Equipment
Property, plant, and equipment are stated at cost. Depreciation on mining assets is provided by the units of production method by reference to the ratio of units produced to total estimated production (proven and probable reserves). Depreciation on non-mining assets is provided by the straight-line method over the estimated service lives of the respective assets, ranging from 2 to 20 years.

Stock-based
Compensation
The value of stock based awards is determined using the intrinsic value method whereby compensation costs is the excess of the quoted market prices of the stock at grant date and other measurement date over the amount an employee must pay to acquire the stock. In 1996 the Company adopted, for footnote disclosure purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the fair value of the stock option and recognize this cost over the service period.

Revenue
Recognition
Sales revenue is recognized upon the production of precious metals having a fixed monetary value. Precious metal inventories are recorded at estimated net realizable value, except in cases where there is no immediate marketability at a quoted market price, in which case they are recorded at the lower of cost or net realizable value.

Gains on the sale of mineral interests includes the excess of the net proceeds from sales over the Company's net book value in that property. In situations where a non-producing mineral interest is exchanged for a producing mineral interest, the gain or loss is the difference between the net book value of the exchanged property and the fair market value of the exchanged property or the property received, whichever fair market value is more clearly determinable.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies


Bonus payments on proven properties, received as an incentive to enter into a joint exploration and development agreement, are recognized as revenue when received. For unproven properties, bonus payments received are first applied as a reduction of the cost basis of the property with any excess being recognized as revenue.

Foreign Currency
Translation
The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period which the foreign subsidiary was owned. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

Earnings Per Share
The primary earnings per common share was computed by dividing the net income or loss by the weighted average number of common stock shares outstanding for each period presented. Shares issuable upon exercise of outstanding stock options and warrants have been excluded from the computation as their effect on earnings per share would be anti-dilutive in 1997 and would be less than 3% in 1996.

Environmental and
Reclamation Costs
The Company currently has no active reclamation projects, but expenditures relating to ongoing environmental and reclamation programs would either be expensed as incurred or capitalized and depreciated depending on the status of the related mineral property and their future economic benefits. The recording of provisions generally commences when a reasonably definitive estimate of cost and remaining project life can be determined.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

Concentration of
Credit Risk
The Company sells most of its precious metal production to one customer. However, due to the nature of the precious metals market, the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be directly affected by weakness in the precious metals processing business, the Company monitors the financial condition of its significant customer and considers the risk of loss to be remote.

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

Fair Value of
Financial
Instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, certificates of deposit, accounts receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated or discount rates of the debt reflect recent market conditions.

New Accounting
Pronouncements
Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard simplifies guidelines regarding the calculation and presentation of earnings per share. The Company does not expect adoption to have a material effect on the presentation of its results of operations.

Reclassifications
Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.    Financial
      Condition,
      Liquidity, and
      Going Concern
Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $8,058,000, has a net working capital deficiency of $1,038,000, and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future private placements of the Company's common stock and anticipated exercise of common stock warrants expiring in August 1997 (see Note 9), and dispositions of or joint ventures with respect to mineral properties. Expenditures for exploration projects may als be reduced, if necessary, to preserve cash while maintaining non-producing mineral interests.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

2.    Business
      Combinations
(a.) Acquisition of Greenstone Resources of Colombia Ltd.("GRC")

Effective August 24, 1995, the Company acquired all of the outstanding shares of GRC, a company incorporated under the laws of Bermuda, by exchanging the Company's net interest in Minerales de Copan, S.A. de C.V., valued at $885,000, assuming a note payable to the seller for $300,000 (see Note 6), and incurring acquisition and organization costs of $72,000. This acquisition was accounted for as a purchase and the assets and liabilities of GRC were adjusted based on their estimated fair market values as of August 24, 1995. Operating results were

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


recorded beginning on August 24, 1995. Subsequent to the acquisition, GRC changed its name to Donna Ltd. ("Donna"). Donna owns 94.9% of the issued and outstanding common shares of Compania Minera Oronorte S.A. ("Oronorte"), a company incorporated under the laws of Colombia, and the Company owns 5.1% of the Oronorte shares.

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

(c).  Unaudited Pro Forma Information

The following unaudited pro forma information has been prepared on the basis that the acquisitions of GRC and GBM had both occurred at the beginning of fiscal 1996. The unaudited pro forma information includes adjustments to depreciation and depletion expense based on the allocation of the purchase price to the property, plant, equipment and mineral interests acquired.

Year ended January 31,                                                1996
--------------------------------------------------------------------------------


Sales of precious metals                                        $     3,342,000
Net income                                                      $      (321,000)
Net earnings
  per common share                                              $          (.01)
================================================================================

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


3.    Accounts
      Receivable
Accounts receivable consist of:

January 31,                                                              1997
--------------------------------------------------------------------------------

Trade                                                          $       179,000
Other                                                                   81,000
--------------------------------------------------------------------------------

Total accounts receivable                                      $       260,000
================================================================================

4.    Inventories
Inventories consist of:                                                  1997
--------------------------------------------------------------------------------

Finished products and
  products in process                                          $       412,000
Supplies, materials
  and spare parts                                                      565,000
--------------------------------------------------------------------------------

Total inventories                                              $       977,000
--------------------------------------------------------------------------------

5.    Mineral
      Interests
Capitalized costs for mineral interests consist of:

January 31,                                                              1997
--------------------------------------------------------------------------------

Operating mining property:
  El Limon Mine, Oronorte District                             $     1,436,000
  Less accumulated depletion                                           245,000
--------------------------------------------------------------------------------
                                                                     1,191,000
--------------------------------------------------------------------------------

Non-operating properties,
 net of reserves:
  El Carmen, Colombia                                                  451,000
  La Aurora, Colombia                                                  278,000
  Juan Vara, Colombia                                                  145,000
  El Veinte, Colombia                                                    1,000

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


January 31,                                                              1997
--------------------------------------------------------------------------------

  Kobeh, Nevada                                                         67,000
  Coal Canyon, Nevada                                                  597,000
  Red Canyon, Nevada                                                   334,000
  Tempo, Nevada                                                         50,000
  Oatman, Arizona                                                       10,000
  Modoc, California                                                     73,000
  Sacramento Mountains, California                                     147,000
  Nevada Regional                                                        1,000
  Castle, Nevada                                                       728,000
  Water Canyon, Nevada                                                  13,000
  Amador, Nevada                                                        10,000
--------------------------------------------------------------------------------

Total mineral interests                                        $     4,096,000
================================================================================

6.    Notes Payable
Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd. ("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual in August 1995 to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone (see Note 13).

The Company has a note payable of $100,000 to Serem Gatro, the previous owner of GBEM. The note bears interest at 8% and is currently past due. Accrued interest as of January 31, 1997 was $10,000. Subsequent to year end the Company negotiated a settlement agreement with Serem Gatro. Pending the closing of the agreement, the principal and accrued interest will be canceled in exchange for 185,624 shares of the Company's common stock.

The Company has a $500,000 line of credit with a bank. Advances under this line, which totaled $428,000 at December 31, 1996, accrue interest at rates from 26%

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


to 39% and are collateralized by a $525,000 certificate of deposit which bears interest at 3.9%.

The Company has a $129,000 note payable to a bank at December 31, 1996. The note bears interest at the legal Colombian rate (DTF) plus 10 points (38.32% at January 31, 1997), requires interest to be paid quarterly, and is collateralized by a building. The Company also has other notes payable of $12,000.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due in cash on September 30, 1998 or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock. Accrued interest at January 31, 1997 was $19,000. The issuance of shares is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

7.    Pension
      Benefits
The Company participates in an employee 401(k) plan, which was set up for the benefit of substantially all domestic employees. To be eligible, an employee must be at least 21 years old. Participants may elect to defer 1% to 15% of eligible compensation of a pre-tax basis. The Company can also elect to make contributions to the plan, the amount being completely at the discretion of the Company. No contributions were made in 1996 or 1997.

8.    Shareholders'
      Equity
On March 12, 1996 the Company completed a $5 million foreign offering of common stock pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the uncollected proceeds of $721,000 are classified as capital stock subscribed within the Company shareholders' equity accounts. As of January 31, 1997, none of the 680,000 shares had been issued.

Subsequent to January 31, 1997, the Company issued 100,000 common shares in exchange for professional services rendered. The shares had an estimated fair market value of $53,000.

In April 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This Regulation D offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 17, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

9.    Common Stock
      Options and
      Warrants
In May 1987, the board of directors approved a nonqualified stock option plan. Two officers, four employees and one independent contractor were granted options to purchase a total of 710,000 shares of common stock at $1.50 per share (fair market value at date of grant). These options vest at rates ranging from 2,000 to 5,000 shares per month per individual and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1997, options on 706,000 shares had vested and were exercisable.

In October 1991, three officers and three employees were granted options to purchase a total of 504,000 shares of common stock at $1.15 per share (fair market value at the date of grant). Options on 74,000 shares vested immediately

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


and the remainder vest at rates ranging from 2,000 to 4,000 shares per month, and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1997, options on 382,000 shares had vested and were exercisable.

In July 1993, two officers and four employees were granted options to purchase a total of 600,000 shares of common stock at $.50 per share (fair market value at the date of grant). These options vest at the rate of 2,000 shares per month per employee and become exercisable six months after vesting. These options expire 10 years after they become exercisable. Options granted on 450,000 of the 600,000 shares were later canceled pursuant to employee settlement agreements. At January 31, 1997, options on 136,000 shares had vested and options on 124,000 shares were exercisable.

In conjunction with an employment contract effective September 1, 1993, with an officer and director, options were granted on 500,000 shares of common stock at $.20 per share (fair market value at date of grant). These options vest at the rate of 20,000 shares per month and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1997, options on 500,000 shares had vested and were exercisable.

In October 1993, two officers and four employees were granted options to purchase a total of 450,000 shares of common stock at $.17 per share (fair market value at date of grant). These options vested immediately and became exercisable six months after vesting. The options expire in April 2004. At January 31, 1997, options on 450,000 shares had vested and were exercisable.

In April and July 1994, two directors were each granted options to purchase 100,000 shares of common stock at $.08 and $.05 per share (fair market value at time of grant), respectively in an agreement separate from the Company's nonqualified stock option plan. These options vest after approximately one year of service as a director and become exercisable upon vesting. These options expire five years after they become exercisable. At January 31, 1997, options on all 200,000 shares had vested or were exercisable.

On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant) in an agreement separate from the Company's

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


nonqualified stock option plan. These options became exercisable on June 1, 1996 and expire five years after they become exercisable. At January 31, 1997, options on all 525,000 shares had been vested or were exercisable.

Pursuant to the November 1995 private placement, the Company issued warrants to purchase 3,033,750 shares of common stock at $.30 per share on or before August 1997.

On February 20, 1996, two consultants were each granted options to purchase a total of 200,000 shares of common stock at $.37 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on February 20, 1997 and expire five years after they become exercisable. At January 31, 1997, options on 200,000 shares had vested and none were exercisable.

On June 1, 1996, two directors were granted options to purchase a total of 100,000 shares of common stock at $.72 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on June 1, 1997 and expire five years after they become exercisable. At January 31, 1997, options on 200,000 shares had vested and none were exercisable.

On November 1, 1996, a former employee and an officer were granted options to purchase 50,000 and 100,000 shares, respectively, of common stock at $.56 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on November 1, 1997 and expire on November 1, 2002. At January 31, 1997, options on 150,000 shares had vested and none were exercisable.

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at $.53 per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable.

The Company has reserved 300,000 common shares for issuance upon exercise of ten Warrants issued in January 1996 and 1997 in consideration for investment banking and promotional services as follows: 100,000 common shares are reserved for

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


issuance upon exercise of warrant's issued on January 10, 1996 exercisable at $.28 per share (fair market value at time of grant) prior to January 10, 2000. 100,000 shares are reserved for issuance upon exercise of warrants issued on January 10, 1996, exercisable at $.31 per share at any time prior to January 10, 2001. The remaining 100,000 shares are reserved for issuance upon exercise of warrants issued on January 14, 1997, exercisable at $.41 per share at any time prior to January 14, 2001.

10.   Stock-based
      Compensation
      Plans
The Company accounts for stock-based compensation plans by applying APB Opinion #25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized.

The Company's plan states that the exercise price of each option will be granted at an amount that equals the market value at the date of grant. All options vest at a time determined at the discretion of the Company's Board of Directors. All options, expire if not exercised within 10 years from the date of grant, unless stated otherwise by the Board of Directors upon issuance.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1997, respectively: expected life of options of 6 years and 6 years, expected volatility of 30% and 30%, risk-free interest rates of 5.98% and 5.73% and no dividend yield. The weighted average fair value at the date of grant for options granted during 1996 and 1997 approximated $0.01 and $0.09 per option.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

January 31,                                        1997                  1996
--------------------------------------------------------------------------------


Net income (loss)
  As reported                             $     (3,378,000)       $    1,031,000
  Pro forma                               $     (3,439,000)       $    1,026,000

Primary earnings (loss) per share
  As reported                             $          (0.11)       $         0.07
  Pro forma                               $          (0.11)       $         0.07
================================================================================


The following table summarizes the stock option activity:

                                            Stock               Weighted-average
                                          Options                Price per Share
--------------------------------------------------------------------------------

Outstanding at February 1, 1995            2,374,000           $         0.74

Granted                                      525,000                     0.06
--------------------------------------------------------------------------------

Outstanding at January 31, 1996            2,899,000                     0.62

Granted                                      550,000                     0.55
--------------------------------------------------------------------------------

Outstanding at January 31, 1997            3,449,000           $         0.61
================================================================================

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


The following table summarizes  information  about  fixed-price  stock options :
Outstanding at January 31, 1997:

                              Options Outstanding        Options Exercisable
                           ------------------------   --------------------------
                           Weighted-      Weighted-                   Weighted-
                            Average        Average                     Average
Range of       Number     Contractual     Exercise      Number        Exercise
 Prices      Outstanding      Life         Price      Exercisable       Price
--------------------------------------------------------------------------------


$ 0.05-$0.08    725,000      3.9 years   $   0.06      725,000     $     0.06
  $0.17         450,000      6.8             0.17      450,000           0.17
  $0.20         500,000      7.6             0.20      500,000           0.20
  $0.37         200,000      4.8             0.37            -              -
$ 0.50-$0.56    286,000      6.5             0.53      124,000           0.50
  $0.72         200,000      5.2             0.72            -              -
  $1.15         382,000      6.3             1.15      382,000           1.15
  $1.50         706,000      2.6             1.50      706,000           1.50
--------------------------------------------------------------------------------

$ 0.50-$1.50  3,449,000      5.7 years   $   0.61    2,887,000    $     0.62
================================================================================

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

11.   Income Taxes
The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                       1997                 1996
--------------------------------------------------------------------------------


Domestic                                $     (1,815,000)       $     1,123,000
Foreign                                       (1,361,000)                 1,000
--------------------------------------------------------------------------------

Net income (loss) before taxes          $     (3,176,000)       $     1,124,000
================================================================================

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


The consolidated tax provision is comprised of the following:

January 31,                                       1997                  1996
--------------------------------------------------------------------------------

Current:
  Federal                                 $            -        $       16,000
  State                                            1,000                77,000
  Foreign                                        201,000                     -
--------------------------------------------------------------------------------

Tax Provision                             $      202,000        $       93,000
================================================================================

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                       1997                  1996
--------------------------------------------------------------------------------


Federal statutory rate                           (34.0)%               34.0%
Utilization of tax loss carry forwards               -                (34.0)
Increase in net deferred tax asset
  valuation allowance                             34.0                    -
Alternative minimum tax                              -                  1.4
State income taxes                                 0.1                  6.9
Other                                                -                  2.1
--------------------------------------------------------------------------------

                                                   0.1%                10.4%
================================================================================

The Company has regular federal tax loss carryforwards of approximately $5.8 million and federal alternative minimum tax loss carryforwards of approximately $5.9 million at January 31, 1997 which expire from 2003 to 2011.

Temporary differences between taxable income reported on the Company's federal tax return and net income reflected in the accompanying statements of operations result primarily from the capitalization of mine exploration and development costs for financial reporting purposes and deducting those costs for tax

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

reporting purposes, partially offset by a lack of tax basis in properties sold, traded or abandoned. Additional temporary differences related to depreciation, mineral interest write-downs and non-deductible accruals exist. The tax effect of each of these temporary differences and net operating loss carryforwards, totaling $1.8 million and $2.6 million for the years ended January 31, 1996 and 1997, are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

12.   Transactions
      with Related
      Parties
Peter Bojtos became a director and officer of the Company on April 24, 1996. Mr. Bojtos had been engaged on August 25, 1995 by the Company, on a non-exclusive basis, as an independent contractor to raise funds for the Company in the form of issuance of restricted common stock and warrants to purchase additional shares. He was compensated in cash at the rate of 10% of the net amount raised and was paid $81,000 for those services. Mr. Bojtos purchased 180,000 units of that offering under the same terms and conditions as the other subscribers which consisted of 360,000 shares of restricted common stock and warrants to purchase an additional 180,000 shares at any date prior to August 31, 1997 for $.30 per share. Lynn Bojtos, wife of Peter Bojtos, purchased an additional 170,000 shares, under these same terms and conditions. In March of 1996, he was again engaged to raise funds for the Company. The Company completed a $5 million foreign offering outside the United States pursuant to Regulation "S". Mr. Bojtos was paid $132,000 for his services in connection with this offering. On May 21, 1996, Mr. Bojtos was granted for services to the Company an option to purchase 100,000 shares of common stock of the Corporation after February 20, 1997 at an exercise price of $.37 per share.

Anthony P. Taylor, an officer and director of the Company since June 1994, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Following the merger of GBM with the Company, Dr. Taylor served as the Company's Vice President, Exploration until September 16, 1996. Dr. Taylor received a Company vehicle with an estimated fair market value of $23,375, less debt assumed of

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


$15,638 during fiscal 1997. Dr. Taylor received compensation as a consulting geologist of $13,200 in fiscal 1997. In addition, for his services as a Director, Dr. Taylor received options to purchase 200,000 shares of common stock of the Company at an exercise prices of $.0625 and $.72 per share.

Michele Wood, an officer of the Company since November 1, 1996 received compensation of $51,125 for financial consulting services in fiscal 1997. In addition, Ms. Wood received an option to purchase 100,000 shares of common stock at an exercise price of $.56 per share.

Kennecott Exploration Company, who owns 3,048,000 shares of the Company's common stock, loaned the Company $500,000 in March 1992. Kennecott had a joint venture with the Company on the Minas de Oro property in Honduras. In May 1995, both Kennecott and the Company sold their interests in the Minas de Oro property to a third party. In connection with that sale, Fischer-Watt received $150,000 and the $500,000 debt and accrued interest owed to Kennecott was canceled. A $641,000 gain on the sale of this property was recorded on the fiscal 1996 statement of operations. In a separate transaction, the Company assigned to Kennecott previously unassigned leases on the Modoc property in California, subject to a net smelter return royalty interest retained by the Company. The Company delivered to Kennecott Exploration Company a convertible promissory note in the amount of $700,000 (see Note 6).

On June 5, 1996, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 8).

Jorge E. Ordonez became a Director of the Company on June 5, 1996 replacing Mr. Buchanan. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the business of mining precious metals. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


13.   Commitments
      and
      Contingencies
Upon the purchase of GRC (see Note 2) the Company assumed GRC's liabilities related to transactions governed by Colombian law concerning the movement of foreign currency into and out of Colombia. The Colombian government has the right to request an audit of foreign currency movement within a two year time frame. No request or notice of an audit has been received from the Colombian government to date. Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

In connection with the purchase of GRC, Greenstone Resources Canada Ltd. ("Greenstone") agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. Subject to final assessment of liabilities and GRC's right to offset certain assets against liabilities, the Company estimates this excess of liabilities to be $309,000. Management is unable to determine Greenstone's ability or willingness to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and accordingly has not recorded a receivable from Greenstone as of January 31, 1997.

Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. The Company is currently seeking to recover this estimated amount of the claims from Greenstone in connection with the excess liabilities discussed above.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


The table below lists the various properties and the required financial commitments for the year ending January 31, 1998.

                                  Work                     Joint
Company             Lease      Commit-                   Venture           Net
Property         Payments         ment       Total         Share          Cost
--------------------------------------------------------------------------------


Amador          $   5,000    $       -   $    5,000     $       -    $    5,000
America            48,000      100,000      148,000       148,000             -
Castle              5,400            -        5,400             -         5,400
Coal Canyon        29,400      200,000      229,400       -             229,400
Kobeh              17,700            -       17,700             -        17,700
Modoc              20,000            -       20,000        20,000             -
Oatman                200            -          200           200             -
Red Canyon         74,500            -       74,500        74,500             -
Sacramento         46,400       15,000       61,400             -        61,400
Tempo             118,500      200,000      318,500       318,500              -
Tuscarora               -        2,000        2,000         2,000              -
Water Canyon        6,200            -        6,200             -          6,200
Other               3,000            -        3,000             -          3,000
--------------------------------------------------------------------------------

Totals         $  374,300    $ 517,000    $ 891,300    $  563,200    $   328,100
================================================================================

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


14.   Supplemental
      Disclosure of
      Cash Flow
      Information
Cash paid for interest during the fiscal years ended January 31, 1997 and 1996 was $106,000 and $54,000. Cash paid for income taxes during the years ended January 31, 1997 and 1996 was $42,000 and $4,000.

Non-cash investing and financing activities were as follows:

January 31,                                 1997                   1996
--------------------------------------------------------------------------------

Note payable issued for
 mineral property                  $          700,000        $             -
Stock issued for
 mineral property                  $           50,000        $        50,000

Debt assumed by buyer in
 connection with disposal
 of mineral interest               $                -        $       541,817
--------------------------------------------------------------------------------

The net change in assets and liabilities due to the acquisition of subsidiaries during the fiscal year ended January 31, 1996 was comprised of the following:

                                                    Great Basin
                                                     Management
                                                       Company,
                                       Donna Ltd.          Inc.          Total
--------------------------------------------------------------------------------

Value of consideration              $  1,000,000    $         -    $ 1,000,000
Value of stock issued                          -      1,234,000      1,234,000
Net debt assumed                         185,000              -        185,000
Capitalized acquisition costs             72,000              -         72,000
Assets acquired
  Working capital, other
    than cash                         (1,065,000)       (39,000)    (1,104,000)
  Property, plant and equipment       (2,931,000)    (1,579,000)    (4,510,000)

Liabilities assumed
  Current liabilities                  2,443,000        239,000      2,682,000
  Long-term debt                         300,000        148,000        448,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                                    Great Basin
                                                     Management
                                                       Company,
                                       Donna Ltd.          Inc.         Total
--------------------------------------------------------------------------------

Cash acquired                             4,000          3,000           7,000
  Less elimination of
    intercompany debt                  (300,000)      (124,000)       (424,000)
  Less cash paid for acquisition        (72,000)             -         (72,000)
--------------------------------------------------------------------------------

Net change in assets
  and liabilities due to
  acquisition of subsidiaries       $  (368,000)   $  (121,000)    $  (489,000)
================================================================================

15.   Segment
      information
The following table summarizes certain selected financial information of the Company's balance sheet and operating results, on a geographical segment basis:

                                                    Great Basin
                                                     Management
                                        Donna Ltd. Company, Inc.
                                        (Colombia)     (Nevada)       Other   Consolidated
--------------------------------------------------------------------------------------------

Year ended January 31, 1997

Sales $ 4,390,000                     $         -    $        -   $4,390,000
Operating income (loss)               $   372,000    $        -   $        -    $  372,000
Total Assets                          $ 5,931,000    $1,781,000   $1,364,000    $9,076,000
Depreciation and depletion expense    $   458,000    $        -   $    4,000    $  462,000
Capital expenditures                  $ 1,634,000    $  179,000   $  792,000    $2,605,000

-------------------------------------------------------------------------------------------

Year ended January 31, 1996

Sales $ 1,378,000                     $         -    $        -   $1,378,000
Operating income (loss)               $  (100,000)   $        -   $        -    $ (100,000)
Total Assets                          $ 2,534,000    $1,645,000   $2,338,000    $6,517,000
Depreciation and depletion expense    $   257,000    $        -   $    2,000    $  259,000
Capital expenditures                  $   349,000    $        -   $   91,000    $  440,000
===========================================================================================

                                 EXHIBIT INDEX

Exhibit  Item 601
No.      Category   Exhibit                                                        Page No.
-------- --------   -------                                                        --------

1           2       Mining Property Purchase Agreement dated September 30, 1996,     N/A
                    between  Fischer-Watt  Gold  Company,   Inc.  and  Kennecott
                    Exploration  Company  ("KEC")whereby  FWG  purchased  mining claims owned by KEC in Esmeralda County,  Nevada,  and, upon closing, delivered to KEC a Promissory Note in the amount of
                    $700,000  and  filed as  Exhibit  6.2 to Form  10-QSB  filed
                    October 18, 1996 and incorporated herein by reference.

2           2       Letter  agreement dated October 14, 1996,  between Steve Van     N/A
                    Ert  and  Fischer-Watt  Gold  Company,  Inc.  known  as  the
                    Sacramento  Mountains  Property  and filed as Exhibit 7.2 to
                    Form l0-QSB filed November 15, 1996 and incorporated  herein by reference.

3           3       By-Laws of the corporation.  Amended and restated.  Filed as     N/A
                    Exhibit  3.3 to  Form  10-QSB  tiled  December  16,1996  and incorporated herein by reference.

4           10      Option  effective June 1, 1996,  whereby  Fischer-watt  Gold     N/A
                    Company,  Inc.,  grants  Gerald  D.  Helgeson  an  option to purchase  100,000 shares of Fischer-Watt  restricted  common stock. Filed as Exhibit 31.10 to Form l0-KSB filed September
                    26, 1996 and incorporated herein by reference.

5           10      Option  effective  June 1, 1996  whereby  Fischer-Watt  Gold     N/A
                    Company,  Inc.,  grants  Anthony  P.  Taylor  an  option  to purchase  100,000 shares of Fischer-Watt  restricted  common stock. Filed as Exhibit 32.10 to Form 10-KSB filed September
                    26, 1996 and incorporated herein by reference.

6           10      Option  effective  June 1, 1996  whereby  Fischer-Watt  Gold     N/A
                    Company,  Inc.,  grants  Peter  Bojtos an option to purchase
                    100,000  shares of  Fischer-Watt  restricted  common  stock.
                    Filed as Exhibit  33.10 to Form 10-KSB filed  September  26,
                    1996 and incorporated herein by reference.

7           10      Joint Venture  agreement  dated July 25, 1996, and Exhibit A     N/A
                    to agreement,  between Great Basin  Exploration  and Mining,
                    Inc. and Digger  Resources,  Inc.  regarding  Tempo  mineral property,  Lander county,  Nevada. Filed as Exhibit 36.10 to
                    Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

8           10      Amendment  to  Mineral  Lease  between   Walter  Schull  and     N/A
                    Mireille  Schull  and Great  Basin  Exploration  and  Mining
                    Company  date  July 31,  1996.  Regarding  the  coal  Canyon property  and filed as Exhibit  47.10 to Form  l0-QSB  filed
                    October 18, 1996 and incorporated herein by reference.

9           10      Promissory   note   date   September   30,   1996,   whereby     N/A
                    Fischer-Watt Gold Company,  Inc. promises to pay $700,000 to
                    Kennecott  Exploration  Company,  Inc.  and filed as Exhibit
                    48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.



10          10      Letter  terminating   Afgan-Mineral  Lease  agreement  dated
                    December  27,  1996,  whereby  Great Basin  Exploration  and
                    Mining  Company,  Inc.  serves  formal  notice  to  Lyle  F.
                    Campbell of termination of lease of Afgan Mineral  prospect,
                    Eureka County, Nevada, per Article l5B of said lease.

11          10      Employment  Agreement  effective  November  1, 1996  between
                    Fischer-Watt Gold Company,  Inc. and Michele 0. Wood whereby
                    Fischer-Watt  agrees  to  employ  Ms.  wood for a  five-year period as Chief Financial officer.

12          10      Option effective November 1, 1996, whereby Fischer-Watt Gold
                    Company,  Inc.  grants Michele D. Wood an option to purchase
                    100,000 shares of restricted common stock.

13          10      Option effective February 1, 1997, whereby Fischer-Watt Gold
                    Company,  Inc.  grants  Michael  Robb an option to  purchase
                    100,000 shares of restricted common stock.

14          10      Amendment dated December 13, 1996, to Exhibit A of the Tempo
                    Mineral  Lease between  Great Basin  Exploration  and Mining
                    Company,  Inc. and the Lyle F. Campbell  Trust to amend said
                    Lease by  inclusion  of claims  located in T2ON,  R42E,  and
                    T21N,  R42E,  M.D.B.& M., Lander  Coonty,  Nevada as located between March 16 and 22, 1996 by GBEM.

15          10      English  translation of Labor Supply Agreement  entered into
                    January 16, 1996, between Compania Minera Oronorte, S.A. and
                    "Precoomizar"  (Precoperativa de Trabajo Asociado Mineros de
                    Zaragosa)  in which  the work  cooperative  agrees to supply personnel  for  mining  labor and the  Company  accepts  the cooperative as the sole supplier of such personnel.

16          11      Statement  regarding  per share  earnings for the year ended
                    January 31, 1997.

17          21      List of subsidiaries of Fischer-Watt Gold Company, Inc.

18          27      Financial Data schedule for the year ended January 31, 1997.