Form 10KSB/A
period 1997-01-31
FISCHER WATT GOLD CO INC
filed 1997-05-23
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     At this time, management is unaware of any extraordinary risks associated with the Company's present, or proposed, operations in these countries. Colombia suffers social unrest including guerilla action. The guerilla situation is an ongoing problem but the Company continuously evaluates security risks and makes any appropriate adjustments. Inflation remains a problem as it slightly rose to 21.6% in 1996 from 20% in 1995. Hedging mechanisms may be available to mitigate, to some extent, the effects of inflation. The Company does not presently employ forward sales contracts or engage in any hedging activities, but is considering applying hedging activities in the future. The government of Colombia imposes a 4% royalty on the production of gold and silver.

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

                                             FISCHER-WATT GOLD COMPANY, INC.

May 23, 1997                                 /s/ George Beattie
                                             -----------------------------------
                                             George Beattie
                                             President, Chief Executive Officer,
                                             (Principal Executive Officer),
                                             Chairman of the Board and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                              Date
     -------------------                              -----

     /s/ Michele D. Wood
     ----------------------
     Michele D. Wood                                  May 23, 1997
     Chief Financial Officer
     and Assistant Secretary
     (Principal Financial and
     Accounting Officer)

     /s/ Peter Bojtos
     ----------------------
     Peter Bojtos                                     May 23, 1997
     Director, Vice President, and
         Vice Chairman of the Board

     /s/ Gerald D. Helgeson
     ----------------------
     Gerald D. Helgeson                               May 23, 1997
     Director and Secretary

     /s/ James M. Seed
     ----------------------
     James M. Seed                                    May 23, 1997
     Director

     /s/ A. P. Taylor
     ----------------------
     A. P. Taylor                                     May 23, 1997
     Director

     /s/ Jorge Ordonez
     ----------------------
     Jorge Ordonez                                    May 23, 1997
     Director

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


Spokane, Washington
May 9, 1997

--------------------------------------------------------------------------------


                                                     (Note 1)
January 31,                                                                                                  1997
--------------------------------------------------------------------------------------------------------------------


Assets

Current assets:
  Cash and cash equivalents                                                                       $       484,000
  Certificate of deposit (Note 6)                                                                         525,000
  Accounts receivable (Note 3)                                                                            260,000
  Inventories (Note 4)                                                                                    977,000
  Prepaid expenses and other                                                                               79,000
--------------------------------------------------------------------------------------------------------------------


Total current assets                                                                                    2,325,000
--------------------------------------------------------------------------------------------------------------------


Mineral interests, net (Note 5)                                                                         4,096,000
--------------------------------------------------------------------------------------------------------------------


Property, plant and equipment:
  Land and buildings (Note 6)                                                                             499,000
  Machinery and equipment                                                                               1,849,000
  Furniture and fixtures                                                                                  143,000
--------------------------------------------------------------------------------------------------------------------


                                                                                                        2,491,000
  Less accumulated depreciation                                                                           323,000
--------------------------------------------------------------------------------------------------------------------


Property, plant and equipment, net                                                                      2,168,000
--------------------------------------------------------------------------------------------------------------------


Foreign tax refunds, net of $219,000 reserve                                                              435,000
--------------------------------------------------------------------------------------------------------------------

Other assets                                                                                               52,000
--------------------------------------------------------------------------------------------------------------------
Total-assets                                                                                   $        9,076,000
===================================================================================================================



--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet


                                                     (Note 1)
January 31,                                                                                                  1997
--------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                                           $     2,384,000
  Notes payable (Note 6)                                                                                  979,000
--------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                                               3,363,000
--------------------------------------------------------------------------------------------------------------------


Long-term liabilities:
  Convertible note payable to shareholder (Note 6)                                                        719,000
--------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                                       4,082,000
--------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 10 and 13)

Shareholders' equity: (Notes 8 and 9)
  Preferred stock, non-voting, convertible,
    $2.00 par value, 250,000 shares
    authorized; 0 shares outstanding                                                                            -
  Common stock, $0.001 par value, 50,000,000
    shares authorized; 31,296,760 shares
    outstanding                                                                                            31,000
  Additional paid-in capital                                                                           12,044,000
  Capital stock subscribed                                                                                721,000
  Foreign currency translation adjustments                                                                256,000
  Accumulated deficit                                                                                  (8,058,000)
--------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                              4,994,000
--------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                        $     9,076,000
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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations


Year ended January 31,                                                                1997                   1996
--------------------------------------------------------------------------------------------------------------------


Sales of precious metals                                                $        4,390,000        $     1,378,000
Costs applicable to sales                                                        4,018,000              1,478,000
--------------------------------------------------------------------------------------------------------------------

Gain (loss) from mining                                                            372,000               (100,000)

Gain on sales of mineral interests                                                       -              1,528,000

Costs and expenses:
  Abandoned and impaired mineral interests                                         588,000                267,000
  Selling, general and administrative                                            1,722,000                322,000
  Exploration                                                                      611,000                  3,000
--------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                   (2,549,000)               836,000

Other income (expense):
  Gain (loss) on sale of assets                                                     (1,000)               206,000
  Interest income                                                                  179,000                  1,000
  Interest expense                                                                (177,000)               (74,000)
  Currency exchange gain (loss), net                                              (202,000)               307,000
  Reserve for foreign tax refunds                                                 (219,000)                     -
  Other income (expense), net                                                     (207,000)              (152,000)
--------------------------------------------------------------------------------------------------------------------

Net income (loss) before taxes                                                  (3,176,000)             1,124,000

Tax provision (Note 11)                                                           (202,000)               (93,000)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                       $       (3,378,000)       $     1,031,000
===================================================================================================================

Earnings (loss) per share                                               $             (.11)       $           .07

Weighted average shares outstanding                                             30,506,060             14,883,000
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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                  Consolidated Statement of Shareholders' Equity

                                                                                                  Foreign        Total
                                                      Additional      Capital                    Currency       Share-
                                   Common Stock          Paid-in        Stock  Accumulated    Translation     holders'
                                Shares      Amount       Capital   Subscribed      Deficit    Adjustments       Equity
-----------------------------------------------------------------------------------------------------------------------

BALANCE,
  February 1, 1995            12,344,000   $ 12,000    $5,773,000   $      -    $(5,711,000)  $       -     $  74,000

Issuance of common stock in
  private placement, net of
  $94,000 issue costs         6,067,500       6,000       810,000          -             -            -       816,000

Issuance of common stock to
  acquire subsidiary, net of
  $21,000 issue costs (Note 2) 4,125,660      5,000     1,208,000          -             -            -     1,213,000

Foreign currency
  translation adjustments             -           -             -          -             -      669,000       669,000

Net income for the year               -           -             -          -     1,031,000            -     1,031,000
--------------------------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1996            22,537,160     23,000     7,791,000          -    (4,680,000)     669,000     3,803,000

Issuance of common stock in
  private placement, net of
  $368,000 issue costs        8,600,000       8,000     4,182,000          -             -            -     4,190,000

Issuance of common
  stock for exploration
  rights                        100,000           -        50,000          -             -            -        50,000

Issuance of common
  stock for services             59,600           -        21,000          -             -            -        21,000

Capital stock
  subscribed                          -           -             -    721,000             -            -       721,000

Foreign currency
  translation adjustments             -           -             -          -             -     (413,000)     (413,000)

Net loss for the year                 -           -             -          -    (3,378,000)           -     (3,378,000)
-----------------------------------------------------------------------------------------------------------------------
BALANCE,
  January 31, 1997            31,296,760   $ 31,000    $12,044,000  $721,000    $(8,058,000)  $ 256,000     $4,994,000
-----------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents

Year ended January 31,                                                                1997                   1996
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                                       $       (3,378,000)       $     1,031,000
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities
    Depreciation, depletion and amortization                                       462,000                259,000
    Stock issued for services                                                       21,000                      -
    Abandoned and impaired mineral interests                                       588,000                339,000
    Gain on disposal of securities                                                       -             (1,110,000)
    Gain on sales of mineral interests                                                   -               (641,000)
    Other losses, net                                                                1,000                  1,000
  Changes in assets and liabilities, net of business acquisitions:
    Accounts receivable                                                             83,000               (223,000)
    Inventories                                                                   (372,000)               (85,000)
    Prepaid expenses and other assets                                               20,000               (105,000)
    Accounts payable, accrued expenses, and other                                 (255,000)               403,000
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (2,830,000)              (131,000)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Investments in mineral interests                                                (949,000)              (301,000)
  Investments in plant and equipment                                              (915,000)              (139,000)
  Investment in certificate of deposit, net of fees                               (509,000)                     -
  Proceeds from equipment sales                                                      1,000                      -
  Proceeds from sales of securities                                                      -                582,000
  Proceeds from sales of mineral interests                                               -                150,000
  Investments in securities                                                              -                (21,000)
  Purchase of shares of consolidated
    subsidiary, net of cash acquired (Note 13)                                           -               (489,000)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (2,372,000)              (218,000)
--------------------------------------------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

Year ended January 31,                                                                1997                   1996
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in
    private placement, net of stock issuance costs                               4,190,000                816,000
  Proceeds on issuance of special warrant (Note 8)                                 721,000                      -
  Borrowings on notes payable                                                      509,000                 28,000
  Payments of stock issuance costs on
    acquisition of subsidiary                                                            -                (21,000)
  Repayment of notes payable                                                             -               (214,000)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        5,420,000                609,000
--------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          218,000                260,000

Cash and cash equivalents, beginning of year                                       266,000                  6,000
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $          484,000        $       266,000
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

Management believes that as the El Limon gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9), and dispositions of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced if necessary.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

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

(b).  Acquisition of Great Basin Management Co., Inc. ("GBM")

On January 29, 1996, the Company acquired 100% of the issued and outstanding common shares of GBM and its wholly owned subsidiary, Great Basin Exploration and Mining Company, Inc. ("GBEM"), a mineral exploration Company. The GBM shares were purchased in exchange for 4,125,660 shares of the Company's common stock having an estimated fair market value at the date of exchange of $1,234,000. These shares issued by the Company were restricted as to trading until January 1997.

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

8.    Shareholders'
      Equity
On March 12, 1996 the Company completed a $5 million foreign offering of common stock pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $721,000 are classified as capital stock subscribed within the Company shareholders' equity accounts. As of January 31, 1997, none of the 680,000 shares had been issued.

Subsequent to January 31, 1997, the Company issued 100,000 common shares in exchange for professional services rendered. The shares had an estimated fair market value of $53,000.

In April 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This Regulation D offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On June 1, 1996, two directors were granted options to purchase a total of 200,000 shares of common stock at $.72 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on June 1, 1997 and expire five years after they become exercisable. At January 31, 1997, options on 200,000 shares had vested and none were exercisable.

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

In connection with the purchase of GRC, Greenstone Resources Canada Ltd. ("Greenstone") agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. Subject to final assessment of liabilities and GRC's right to offset certain assets against liabilities, the Company estimates this excess of liabilities to be $309,000. Management is demanding Greenstone to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and, however no receivable from Greenstone has been accrued as of January 31, 1997.

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