Form 10QSB
period 1997-04-30
FISCHER WATT GOLD CO INC
filed 1997-06-16
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:             APRIL 30, 1997
                                                 ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to
                                      -----------
     Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         88-0227654
  ---------------------------                ----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation)

                       1621 North 3rd Street, Suite 1000,
                             Coeur d'Alene, ID 83814
                     --------------------------------------
                    (Address of principal executive offices)

                                 (208) 664-6757
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding as of June 1, 1997 was 32,314,760.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         FISCHER-WATT GOLD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                  ASSETS                                             April 30,1997
                  ------                                              (Unaudited)
CURRENT ASSETS:
         Cash .....................................................   $    481,000
         Certificate of Deposit ...................................        502,000
         Accounts receivable ......................................        555,000
         Due from related parties .................................         22,000
         Inventories ..............................................        668,000
         Prepaid Expenses .........................................         69,000
                                                                      ------------
                  Total current assets ............................      2,297,000

MINERAL INTERESTS, net ............................................      4,155,000

PLANT, PROPERTY, AND EQUIPMENT ....................................      2,512,000
LESS ACCUMULATED DEPRECIATION .....................................       (398,000)
                                                                      ------------
                                                                         2,114,000

FOREIGN TAX REFUNDS, net of $214,000 reserve ......................        578,000

OTHER ASSETS ......................................................         53,000
                                                                      ------------
                  Total assets ....................................   $  9,197,000
                                                                      ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
         Accounts payable and accrued expenses ....................   $  2,408,000
         Notes payable ............................................        975,000
                                                                      ------------
                  Total current liabilities .......................      3,383,000

LONG-TERM LIABILITIES:
         Convertible note payable to shareholder ..................        719,000
                                                                      ------------
                  Total liabilities ...............................      4,102,000

SHAREHOLDERS' EQUITY:
  Preferred stock, non-voting, convertible, $2.00 par value,
    250,000 shares authorized; 0 shares outstanding ...............            -0-
  Common stock, $0.001 par value, 50,000,000 shares
    authorized; 32,314,760 shares outstanding at April 30, 1997 ...         32,000
  Additional paid-in capital ......................................     12,572,000
  Capital stock subscribed ........................................        721,000
  Foreign currency translation adjustments ........................        253,000
  Deficit .........................................................     (8,483,000)
                                                                      ------------
                  Total shareholders'  equity .....................      5,095,000

         Total liabilities and shareholders' equity ...............   $  9,197,000
                                                                      ============

      The accompanying notes are an integral part of these balance sheets.


                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       April 30,
                                                                 1997            1996
                                                                 ----            ----

SALES OF PRECIOUS METALS ................................   $  1,476,000    $  1,057,000
COSTS APPLICABLE TO SALES ...............................     (1,238,000)     (1,375,000)
                                                            ------------    ------------
GAIN/(LOSS) FROM MINING .................................        238,000        (318,000)

COSTS AND EXPENSES:
         Abandoned and impaired mineral interests .......            -0-           3,000
         Selling, general and administrative ............        382,000         269,000
         Exploration ....................................         84,000          66,000
                                                            ------------    ------------
                                                                 466,000         338,000
OTHER INCOME (EXPENSE):
         Interest income (expense) ......................        (22,000)         26,000
         Unrealized gain on trading securities ..........            -0-             -0-
         Other (expense) income .........................         (3,000)         (5,000)
         Currency exchange losses, net ..................       (173,000)       (110,000)
                                                            ------------    ------------
                                                                (198,000)        (89,000)

         Net loss before income taxes ...................       (426,000)       (745,000)

TAX PROVISION ...........................................            -0-             -0-

NET LOSS ................................................   $   (426,000)   $   (745,000)
                                                            ============    ============
LOSS PER SHARE AND COMMON EQUIVALENT ....................   $       (.01)   $       (.03)

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING .......................     31,669,000      25,420,000


        The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        April 30,
                                                                  1997            1996
                                                                  ----            ----

Net cash used in operating activities .....................   $  (354,000)   $  (944,000)

Net cash used in investing activities .....................      (122,000)       (89,000)

Net cash provided by financing activities .................       472,000      4,388,000

NET (DECREASE) INCREASE IN CASH ...........................        (3,000)     3,355,000

CASH, at beginning of period ..............................       484,000        266,000

CASH, at end of period ....................................   $   481,000    $ 3,621,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid during the period for interest .........   $    29,000    $     -0-
         Cash paid during the period for taxes ............        25,000         18,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH ACTIVITIES:

         Securities issued in exchange for professional
            services rendered .............................   $    53,000    $    18,000


        The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       FINANCIAL CONDITION AND LIQUIDITY

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") Annual Report on Form 10-KSB/A for the year ended January 31, 1997 ("Form 10-KSB/A").

         Future Financing and Realization
         --------------------------------

Fischer-Watt  incurred  a  net  loss  of  $3,378,000  in  fiscal  1997,  has  an accumulated deficit of $8,483,000, has a net working capital deficiency of $1,086,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then it will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9 to Financial Statements of Form 10-KSB/A for the fiscal year ended January 31, 1997), and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

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

2.       ACCOUNTS RECEIVABLE

Accounts receivable at April 30, 1997 consist of:

         Trade                                             $ 446,000
         Other                                               109,000
                                                           ---------
             Total accounts receivable                     $ 555,000

3.       INVENTORIES

Inventories at April 30, 1997 consist of:

         Finished products and products in process         $ 182,000
         Supplies, materials and spare parts                 486,000
                                                           ---------
           Total inventories                               $ 668,000

4.       MINERAL INTERESTS

Capitalized costs for mineral interests at April 30, 1997 consist of:

         Operating mining property:
           El Limon Mine, Oronorte District                $1,444,000
           Less accumulated depletion                        (286,000)
                                                           ----------
                                                            1,158,000

         Non-operating properties, net of reserves:
           El Carmen, Colombia                                467,000
           La Aurora, Colombia                                349,000
           Juan Vara, Colombia                                150,000
           El Viente, Colombia                                  1,000
           Kobeh, Nevada                                       67,000
           Castle, Nevada                                     728,000
           Coal Canyon, Nevada                                597,000
           Red Canyon, Nevada                                 334,000
           Tempo, Nevada                                       50,000
           Sacramento Mountains, California                   147,000
           Nevada Regional                                      1,000
           Water Canyon, Nevada                                13,000
           Amador, Nevada                                      10,000
           Oatman, Arizona                                     10,000
           Modoc, California                                   73,000
                                                           ----------
         Total mineral interests                           $4,155,000

5.       NOTES PAYABLE

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd. ("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual in August 1995 to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone (see Note 13 to Financial Statements of Form 10-KSB/A for the fiscal year ended January 31, 1997).

The Company has a note payable of $100,000 to Serem Gatro, the previous owner of GBEM. The note bears interest at 8% and is currently past due. Accrued interest as of April 30, 1997 was $10,000. Subsequent to the first quarter ended April 30, 1997 the Company negotiated a settlement agreement with Serem Gatro. Pending the closing of the agreement, the principal and accrued interest will be canceled in exchange for 185,624 shares of the Company's common stock.

The Company has a $500,000 line of credit with a bank. Advances under this line, which totaled $443,000 at March 31, 1997, accrue interest at rates from 26% to 39% and are collateralized by a $502,000 certificate of deposit which bears interest at 3.9%.

The Company has a $123,000 note payable to a bank at March 31, 1997. The note bears interest at the legal Colombian rate (DTF) plus 10 points (32.04% at March 31, 1997), requires interest to be paid quarterly, and is collateralized by a building.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due in cash on September 30, 1998 or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock. Accrued interest at April 30, 1997 was $19,000. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

6.       EQUITY AND COMMON STOCK

On March 12, 1996 the Company completed a $5 million foreign offering of equity pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $721,000 are classified as capital stock subscribed within the Company shareholders' equity accounts. As of April 30, 1997, none of the 680,000 shares had been issued.

In March 1997, the Company issued 100,000 common shares in exchange for professional services rendered. The shares had an estimated fair market value of $53,000.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's annual report on Form 10-KSB/A. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the three months ended April 30, 1997 (fiscal 1998) and April 30, 1996 (fiscal 1997). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-KSB/A for the fiscal year ended January 31, 1997 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

         LIQUIDITY AND CAPITAL RESOURCES

         Short-Term Liquidity

As of June 1, 1997 the Company had $817,000 in cash and accounts payable of $2,236,000.

On April 30, 1997, the Company's current ratio was .68:1 based on current assets of $ 2,297,000 and current liabilities of $3,383,000 . On April 30, 1996, Fischer-Watt's current ratio was 2.0:1 based on current assets of $4,627,000 and current liabilities of $2,341,000. The decrease in the current ratio at April 30, 1997 is primarily related to a decrease in the cash balance of approximately $3,140,000 which was utilized to finance the Company's capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada, an increase in accounts payable and accrued expenses of approximately $612,000 and an increase in notes payable of approximately $521,000, both of which are related to the increased activity and working needs of the mining operation in Colombia. The above items are partially offset by an increase in inventories of approximately $472,000 and an increase in accounts receivable of approximately $298,000, both of which are related to the increased activity associated with the mining operation in Colombia.

A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year.

Fischer-Watt  incurred  a  net  loss  of  $3,378,000  in  fiscal  1997,  has  an accumulated deficit of $8,483,000, has a net working capital deficiency of $1,086,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants expiring in August 1997 (see Note 9 to Financial Statements of Form 10-KSB/A for the fiscal year ended January 31, 1997), and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

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

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd.("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone. ( See Part I- Item 3. Legal Proceedings of Form 10-KSB/A for the fiscal year ended January 31, 1997)

Prior to its acquisition by the Company, GBEM, borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for monies lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995. The note was to be repaid not later than September 30, 1995. and bears interest at 8%. Subsequent to the first quarter ended April 30, 1997, the Company negotiated a settlement agreement with Serem Gatro. Pending the closing of the agreement, the principal and accrued interest will be canceled in exchanged for 185,624 shares of common stock.

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

At April 30, 1997 the Company had long term debt of $719,000 compared to $-0- at April 30, 1996. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

         RESULTS OF OPERATIONS

The Company had net loss of $426,000 ($.01 per share) compared to net loss of $745,000 ($.03 per share) in the quarter ended April 30, 1997 and 1996, respectively. This 57% improvement over the prior year results relates to an increase in the sales of precious metals of approximately $419,000, coupled with the a decrease in costs applicable to sales of approximately $137,000; both of which were partially offset by an increase in selling, general and administrative expense of approximately $113,000, an increase in currency exchange losses of approximately $63,000, an increase in interest income (expense) of approximately $48,000, and an increase in exploration expense of $18,000 (see discussions below).

         REVENUES

The Company had sales of precious metals of $1,476,000 representing 4,198 ounces of gold shipped in the quarter ended April 30, 1997. The Company had sales of precious metals of $1,057,000 representing 2,700 ounces of gold shipped during the quarter ended April 30, 1996. The increase in sales of approximately $419,000 from prior year relates to an increase in gold ounces shipped of 1,498 ounces, which resulted from an increase in ore grade, coupled with an increase in tonnes produced, which resulted from further development of the mine and augmented production from the La Aurora. The Company does not presently employ forward sales contracts or engage in any hedging activities.

         COSTS AND EXPENSES

Production costs totaled $1,238,000 and $1,375,000 for the three month period ended April 30, 1997, and April 30, 1996, respectively. The improvement of approximately $137,000 from the prior year relates to operational efficiencies gained with increased production levels and the implementation of cost cutting measures.

The cost of abandoned mineral interests decreased from $3,000 to $-0- in quarters ended April 30, 1996 and 1997, respectively. During the prior fiscal year, La Victoria with a cost basis of $3,000 was abandoned.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $ 269,000 to $382,000 in quarters ended April 30, 1996 and 1997, respectively. The increase of $113,000 relates to an increase in corporate expenses of approximately $99,000, primarily resulting from an increase in salaries and benefits related to the addition of two Vice Presidents, and the Chief Financial Officer, coupled with an increase in costs associated with merger and acquisition activity, coupled with an increase in expenses associated with the operating mine in Colombia of approximately $14,000, which resulted from increased activity levels.

Exploration expense increased to $84,000 in the first quarter of fiscal 1998 from $66,000 in the first quarter of fiscal 1997. This increase is due to increased exploration activity in the United States.

Net interest income (expense) increased from income of $ 26,000 in fiscal 1997 to expense of $(22,000) in fiscal 1998. This increase relates to interest earnings on a lower cash balance, which resulted from the financing of capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation, and the Company's exploration and development activities in Colombia and Nevada, coupled with an increase in interest expense associated with increased debt related to the operating mine in Colombia.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $173,000 in the quarter ended April 30, 1997. The loss in the quarter ended April 30, 1996 was $110,000.

The Company is subject to inflationary pressures of the Colombian economy. During the past year the rate of inflation in Colombia was approximately 20%, wherein the currency exchange rate of the U.S. dollar to the Colombian peso increased by only 8%. The Company is striving to implement cost-cutting measures in an effort to reduce per unit production costs and increase production efficiencies. These cost-cutting measures include overhead reduction at both the mine and Medellin office, and improved grade control. However, there can be no assurance that the Company will be able to achieve such cost cutting measures and production efficiencies. In addition, the Company cannot anticipate what the future inflation and exchange rates will be and therefore cannot accurately predict the aggregate effect of these factors.

         COMMITMENTS AND CONTINGENCIES

Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. While the Company has not received any notice of intention from the Colombian Government to conduct such an audit and the Company has no reason to believe that the Colombian Government will conduct such an audit in respect of Donna Ltd., the Company has the right to claim indemnity from Greenstone Resources Canada Limited pursuant to the terms of agreements made regarding the acquisition of Greenstone of Colombia, Ltd. and the Oronorte properties. (See Part I - Item 3. Legal Proceedings of Form 10-KSB/A for the fiscal year ended January 31, 1997)

In connection with the purchase of GRC, Greenstone agreed to reimburse the Company for certain liabilities, including contingent liabilities, existing at the date of purchase in excess of $1,000,000. At the present time, the Company has paid or identified as current payables approximately $309,000 in excess of the $1,000,000. Management is seeking to recover these excess liabilities from Greenstone in accordance with the terms of the purchase agreement. (See Part I -
Item 3. Legal Proceedings of Form 10-KSB/A for the fiscal year ended January 31,
1997)

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On April 23, 1997, the Company was notified that the Superior Tribunal Labor Court, Medellin, Colombia, upheld the January 30, 1996 jury verdict in favor of the Company's Colombian subsidiary (Oronorte) relating to several claims related to labor contracts and employee terminations which occurred during a labor strike that took place during the former ownership of Oronorte. (See Part 1-Item
3. Legal  Proceedings  of Form  10-KSB/A  for the fiscal year ended  January 31,
1997)

Item 2.  CHANGES IN SECURITIES

In March 1997, the Company issued 100,000 shares of common stock and five warrants to purchase 100,000 shares of common stock in consideration for banking and promotional services rendered. The common stock issued had an estimated fair market value of $53,000. The warrants are exercisable at $.41 per share at any time prior to January 14, 2001. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

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

Item 5.  OTHER INFORMATION

In a press release dated June 10, 1997 the Company announced that it had signed a letter of intent with Compania Minera Constelacion, S.A. de C.V., a wholly owned Mexican subsidiary of Cominco, Ltd. to acquire the Los Verdes property, a copper property located approximately 200 kilometers southeast of Hermosillo,

Sonora, Mexico. The letter of intent provides for an exclusive four month option period for due diligence, at the end of which Fischer-Watt may purchase the property for US$5,000,000, payable over a five year period from production start up.

Constelacion, and its former Joint Venture partner on this project, Industrias Penoles, have drilled 85 diamond drill holes and 28 percussion holes in the property and delineated a high grade chalcocite zone. Following the drilling, a 275 meter adit was driven to collect bulk samples and confirm the presence of ore.

During the due diligence period, Fischer-Watt geologists will work to confirm their initial estimate, that the Los Verdes deposit contains 2.36 million tonnes averaging 1.44% copper. The ore body appears to be very coherent and contains little internal waste. This reserve estimate was made with calculations of plans and sections supplied by Constelacion.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

Exhibit     Item 601
No.         Category       Exhibit
--------    ------------   ---------

1              2    Letter  of  intent  dated  June  3,  1997,   between  Minera
                    Constelacion,  S.A. de C.V. and Minera  Montoro S.A. de C.V.
                    regarding the Los Verdes property.

2             27    Financial  Data  Schedule  for the three month  period ended
                    April 30, 1997.

         (b)      Reports on Form 8-K

During the quarter ended April 30, 1997, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

     In accordance to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FISCHER-WATT GOLD COMPANY, INC.


June 16, 1997                                  By:  /s/ George Beattie
                                                  ------------------------------
                                                 George Beattie, President,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer),
                                                 Chairman of the Board and
                                                 Director


June 16, 1997                                  By:  /s/ Michele D. Wood
                                                  ------------------------------
                                                 Michele D. Wood,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                 EXHIBIT INDEX

Exhibit     Item 601
No.         Category       Exhibit                                                    Page
-------     --------       -------                                                    ----

1              2    Letter  of  intent  dated  June  3,  1997,   between  Minera
                    Constelacion,  S.A. de C.V. and Minera  Montoro S.A. de C.V.
                    regarding the Los Verdes property.

2             27    Financial  Data  Schedule  for the three month  period ended
                    April 30, 1997.