Form 10KSB/A
period 1997-01-31
FISCHER WATT GOLD CO INC
filed 1997-07-18
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

             For the fiscal year ended:         January 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from                to
                                            ------------      --------------
             Commission file number 0-17386
                                [GRAPHIC OMITTED]

                         FISCHER-WATT GOLD COMPANY, INC.
                  --------------------------------------------
                 (Name of small business issuer in its Charter)

         Nevada                                                 88-0227654
 ------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   1621 North 3rd Street, Suite 1000
         Coeur d'Alene, Idaho                 83814
   --------------------------------------    --------
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

     Information About Industry Segments

     Fischer-Watt operates in only one segment, mineral activities.

     Narrative Description of Business

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

     At May 1, 1997, Fischer-Watt and subsidiaries have employees as shown below:

                          Full-time          Part-Time        Total
                          Employees          Employees        Employees
                          ---------          ---------        ---------

         United States        8                  1                9
         Foreign             44                  0               44
                             --                 --               --

         Total               52                  1               53
                             ==                 ==               ==

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

     The Company also owns interests in non-producing mineral concessions in Mexico through its 65%- owned Mexican corporation, Minera Montoro S.A. de C.V. ("Montoro"). Montoro was incorporated in Mexico City, Mexico in October 1989. The remaining 35% is owned by Jorge Ordonez, a director of the Company, and his family and business associates.

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

     FINANCIAL INFORMATION RELATING TO THE COST BASIS OF FOREIGN AND DOMESTIC MINERAL INTERESTS:

                                                Year Ended January 31,
                                       ---------------------------------------
                                       1997             1996              1995
                                       ----             ----              ----

     United States ..........       $2,030,000       $1,661,000       $  304,000
     Colombia ...............        2,066,000        1,488,000             --
     Honduras ...............             --               --            174,000
                                    ----------       ----------        ---------
     Mineral Interests ......       $4,096,000       $3,149,000       $  478,000

Item 2.  DESCRIPTION OF PROPERTY

     SUMMARY

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

     COLOMBIAN PROPERTIES

     Oronorte, Department of Antioquia, Colombia

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

     El Limon Mine Historical Production

                              Recovered      Avg.          Recovered    Head
      Calender     Tonnes     Troy           Recovery      Ounces       Grade
      Year         Milled     ounces         Percent       Per Tonne    g/Tonne
      --------     ------     ---------      --------      ---------    -------

      1990*        2,040          365           90           0.180       6.19
      1991        24,567       10,241           90           0.420      14.41
      1992        17,302        7,679           90           0.450      15.34
      1993        26,961        9,990           90           0.380      12.80
      1994        23,011        7,510           91           0.324      11.10
      1995        22,563        8,603           92           0.381      12.89
      1996        23,088       12,855           90           0.542      18.72

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

     The total number of persons employed by the Company, both directly and indirectly, is shown below:

         Mine Site
                  Company Employees                             35
                  Precoomizar Employees                        246
                  Contractors (average)                          2
                                                              ----
         Subtotal                                              301
         Medellin Office                                         9
                                                              ----
         Grand Total                                           310
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

     Gold Mineralization

     Gold mineralization is related to sulfide content, predominantly pyrite, with minor amounts of galena and sphalerite. Sulfide content ranges between 5 and 12% and is a reliable visual indicator of grade. The gold to silver ratio is 1:1. Generally, the sulfides occur as distinct bands 2-5 mm in thickness in the upper half of the vein. The bands are relatively continuous over several meters. Occasionally, the banded structure is replaced by a more irregular, patchy sulfide distribution. There is no direct relation between internal structure and grade. The presence of galena indicates improved gold values, even in zones with a sulfide content well below the 5- 12% range. Drilling and development to date indicate an increase in galena content with depth.

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

     In fiscal 1997, Cominco completed a Controlled Source-Audio Frequency Magneto telluric (CS-AMT) geophysical survey over the Afgan-Kobeh joint venture area to aid in finding subsurface faults and rock contacts. Eight holes were drilled on the Kobeh block as a result of this survey. The northern most drill holes on the Kobeh block encountered traces (-100ppb) of gold mineralization up to 300 to 400 feet thick. The gold mineralization tapered off to the south where drilling did not reach the altered rock formations.

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

     The Company controls approximately 1,680 acres of unpatented Federal lode mining claims by way of a Mineral Lease Agreement between GBEM and H. Walter Schull, dated February 19, 1991. The lease has been amended on four occasions. The advanced royalty payment of $20,000 for 1997 was paid on January 15, 1997 and the lease requires a $200,000 work commitment for 1997. Federal claim rental payments of $9,100 for 1996- 97 were paid in August 1996 and a payment for 1997-98 of $9,100 is due on or before August 31, 1997. The Mineral Lease Agreement burdens the claims with a 4% Net Smelter Royalty at the start of production, but also grants GBEM the irrevocable option, so long as the Mineral Lease Agreement is in effect, to purchase the Property at any time prior to February 18, 2090 for $5 million, adjusted for inflation, with all advanced royalty payments credited toward the purchase price. The property is subject to a back in right of up to 40% by Serem Gatro. The Coal Canyon property is not committed to any joint venture or any other agreement.

     The Coal Canyon property has been explored by several mining companies under lease from the owner since the claims were staked in 1985. Geological mapping and sampling identified several large areas of alteration in carbonate rocks of the Roberts Mountains and Hanson Creek Formations adjacent to a major NW trending fault, referred to locally as the Grouse Creek Fault. These areas of alteration are coincident with variably anomalous amounts of gold, arsenic, antimony and mercury in soil and rock samples. Gold mineralization was identified and encountered in drilling in the southwest corner of the claim group by one of the prior lease holders, who subsequently withdrew form their lease. GBEM continued detailed examination and exploration of this gold zone and other areas of alteration beginning in 1991. Reverse circulation and core drilling of the Grouse Creek Fault Zone delineated widespread, low levels of gold mineralization (-1.0 grams/tonne) in carbonate rocks and Eureka quartzite adjacent to the fault zone and higher grade gold mineralization (1-2 grams/tonne) in altered porphyry dikes within the fault zone. Lower grade mineralization also continues into the hanging wall mudstones and cherts of the Valmy Formation to the west.

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

     On October 8, 1996, the Company entered into a Letter of Agreement with the prospector and paid the sum of $10,000 and 100,000 shares of common stock giving the Company exclusive rights to lease and explore his property from October 8, 1996 until October 8, 1998. The prospect area as defined in the Letter of Agreement encompasses six Townships covering the Sacramento Mountains; over 200 square miles (+128,000 acres). The Company is obligated to drill one hole to bedrock or 1,000 feet, whichever comes first, in an area where previous mining companies discovered significant gold mineralization.

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

     MEXICAN PROPERTY

     Minera Montoro Properties, Baja California, Mexico

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

     OTHER PROPERTIES

     America Mine, San Bernardino County, California

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

     Since February 1988, various joint venture partners have drilled 308 holes totaling over 117,000 feet. Palms Mining Company had been permitted by an approved Plan of Operations and Reclamation Plan. Permitting for mining had been initiated including air quality monitoring and other baseline studies. BMR, as operator, has indicated that it is searching for a joint venture partner to place the property into production. Reclamation costs are the responsibility of BMR.

     Modoc, Imperial County, California

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

                        Lease      Work                       J.V.      Net
Property                Payments   Commitments     Total      Share     FWG Cost
--------                --------   -----------     -----      -----     --------
Amador .............    $  5,000    $   --      $  5,000    $   --      $  5,000
America ............      48,000     100,000     148,000     148,000        --
Castle .............       5,400        --         5,400        --         5,400
Coal Canyon ........      29,400     200,000     229,400        --       229,400
Kobeh ..............      17,700        --        17,700        --        17,700
Modoc ..............      20,000        --        20,000        --          --
Oatman .............         200        --           200        --          --
Red Canyon .........      74,500        --        74,500        --          --
Sacramento .........      46,400      15,000      61,400        --        61,400
Tempo ..............     118,500     200,000     318,500     318,500        --
Tuscarora ..........        --         2,000       2,000       2,000        --
Water Canyon .......       6,200        --         6,200        --         6,200
Other ..............       3,000        --         3,000        --         3,000
                        --------    --------    --------    --------    --------

Total ..............    $374,300    $571,000    $891,300    $563,200    $328,100
                        ========    ========    ========    ========    ========

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 31, 1997.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

                                                     HIGH BID          LOW BID
         Year Ended January 31, 1996                 --------          -------

                  First Quarter                       $ .10             $ .03
                  Second Quarter                        .31               .03
                  Third Quarter                         .44               .13
                  Fourth Quarter                        .34               .09

         Year Ended January 31, 1997

                  First Quarter                       $ .66             $ .28
                  Second Quarter                        .88               .41
                  Third Quarter                         .70               .38
                  Fourth Quarter                        .66               .38

     Holders

     As of May 1, 1997, the Company had 658 shareholders of record of its common stock.

     Cash Dividends

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

     Summary

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

     Short-Term Liquidity

     As of May 1, 1997, the Company had $955,000 in cash and accounts payable of $1,964,00.

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

     Sales of Precious Metals

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

     Abandoned Mineral Interests

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

Item 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto as page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Directors and Executive Officers

     The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                     Positions Held             Directorship
     Name                    Age     With the Company           Held Since
     ----                    ---     ----------------           ------------

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

     All of the above directors have been elected to serve until the next annual meeting of stockholders and until their successors are elected. Directors are elected by a plurality of the votes cast at the meeting by stockholders entitled to vote at the meeting.

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

     Compliance with Exchange Act Section 16(a)

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

Item 10.  EXECUTIVE COMPENSATION

     The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, of the Company, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                Long Term Compensation
         Name and                   -------------------------          ----------------------
         Principal Position         Fiscal Year      Salary $          Securities, underlying options/SARs
         ------------------         -----------      --------          -----------------------------------

         George Beattie,            1997              100,000
         President, CEO             1996               93,500
                                    1995               80,000          500,000 shares

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

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values:

                  Number of Securities Underlying Unexercised         Value of Unexercised In-the-Money
                  Options/SARs at January 31, 1997                    Options/SARs at January 31, 1997
 Name             Exercisable/Unexercisable                           Exercisable/Unexercisable
 ----             -------------------------------------------         ---------------------------------
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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of management and all beneficial owners of more than 5% of the outstanding common stock as of May 1, 1997.

         Name and Address of                  Amount and nature of               % of
         beneficial owner                     beneficial ownership               Class
         -------------------                  --------------------               -----

         U.S. World Gold Fund/                 4,000,000 shares                    12.01%
         U.S. Global Resources                 owned directly
         7900 Callaghan Road                   Note 1
         San Antonio, TX 78229

         Kennecott Exploration Company        2,048,000 shares
         P.O. Box 11248                       owned directly                        6.34%
         Salt Lake City, UT 84147

         CIBC Wood Gundy                      2,040,000 shares
         161 Bay Street, Sixth Floor          owned directly
         Toronto, Ontario M5J 258             Note 2                                5.94%

         Anthony P. Taylor                    1,741,694 shares
         1500 Kestrel Court                   owned directly,
         Reno, NV 89509                       Note 3                                5.36%

         James M. Seed                        1,184,000 shares
         Director                             owned directly and
         Astra Ventures                       indirectly, Note 4                    3.63%
         One Citizen Plaza
         Providence, RI 02903

         Peter Bojtos                         1,150,000 shares
         Officer and Director                 owned directly and
         2582 Taft Court                      indirectly, Note 5                    3.51%
         Lakewood, CO 80215

         George Beattie                       501,000 shares
         Officer and Director                 owned directly,
         1410 Cherrywood Drive                Note 6                                1.53%
         Coeur d'Alene, ID 83814

         Gerald D. Helgeson                   400,000 shares
         Officer and Director                 owned indirectly,
         3770 Poppy Lane                      Note 7                                1.22%
         Fallbrook, CA 92028

         Jorge E. Ordonez                     No shares
         Director                             owned directly                         0.0%
         Av. Paseo de las Palmas
         Torres Palmas
         Lomas de Chapultepec
         Mexico 11000 D.F. Mexico

         Directors and Executive              4,976,694 shares
         Officers as a Group                  owned directly,
         (eight persons)                      and indirectly                       14.55%

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Kennecott Exploration Company, who owns 2,048,000 shares of the Company's common stock, loaned the Company $500,000 in March 1992. Kennecott had a joint venture with the Company on the Minas de Oro property in Honduras. In May 1995, both Kennecott and the Company sold their interests in the Minas de Oro property to a third party. In connection with that sale, Fischer-Watt received $150,000 and the $500,000 debt and accrued interest owed to Kennecott was canceled. A $641,000 gain on the sale of this property was recorded on the fiscal 1996 statement of operations. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000 for the purchase of the Castle property (See Item 2-Description of Property). The promissory note bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock.

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

     In March 1996, CIBC Wood Gundy acquired special warrants exercisable (without payment of any further consideration) into 1,360,000 shares of common stock and warrants to purchase 680,000 share of common stock at $.75 per share any time prior to February 28, 1998, pursuant to the March 1996 foreign offering. CIBC Wood Gundy paid $1.06 per special warrant, the equivalent price paid by other purchasers in such offering.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

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

2            2           Letter agreement dated October 14, 1996,  between Steve
                         Van Ert and  Fischer-Watt  Gold Company,  Inc. known as
                         the Sacramento  Mountains Property and filed as Exhibit
                         7.2  to  Form  10-QSB  filed   November  15,  1996  and
                         incorporated herein by reference.

3            3           By-Laws of the Corporation. Amended and restated. Filed
                         as Exhibit 3.3 to Form 10-QSB  filed  December  16,1996
                         and incorporated herein by reference.

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

8          10            Amendment to Mineral  Lease  between  Walter Schull and
                         Mireille Schull and Great Basin  Exploration and Mining
                         Company date July 31, 1996. Regarding the Coal Canyon property and filed as Exhibit 47.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

9          10            Promissory  note  date  September  30,  1996,   whereby
                         Fischer-Watt   Gold  Company,   Inc.  promises  to  pay
                         $700,000 to Kennecott Exploration Company, Inc. and filed as Exhibit 48.10 to Form 10-QSB filed October 18,
                         1996 and incorporated herein by reference.

10         10            Letter terminating  Afgan-Mineral Lease agreement dated
                         December 27, 1996,  whereby Great Basin Exploration and
                         Mining  Company,  Inc.  serves formal notice to Lyle F.
                         Campbell  of  termination  of lease  of  Afgan  Mineral
                         Prospect, Eureka County, Nevada, per Article 15B of said lease.

11         10            Employment Agreement effective November 1, 1996 between
                         Fischer-Watt Gold Company, Inc. and Michele D. Wood whereby Fischer-Watt agrees to employ Ms. Wood for a five-year period as Chief Financial Officer.

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

14         10            Amendment  dated December 27, 1996, to Exhibit A of the
                         Tempo Mineral Lease between Great Basin Exploration and
                         Mining Company, Inc. and the Lyle F. Campbell Trust to amend said Lease by inclusion of claims located in T20N, R42E, and T21N, R42E, M.D.B.& M., Lander County,
                         Nevada as located between March 16 and 22, 1996 by GBEM.

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

                                             FISCHER-WATT GOLD COMPANY, INC.

         July 18, 1997                       /s/ George Beattie
                                             -----------------------------------
                                             George Beattie
                                             President, Chief Executive Officer,
                                             (Principal Executive Officer),
                                             Chairman of the Board and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature and Title                                       Date
         -------------------                                       ----

         /s/ Michele D. Wood
         --------------------------------
         Michele D. Wood                                           July 18, 1997
         Chief Financial Officer
         and Assistant Secretary
         (Principal Financial and
         Accounting Officer)

         /s/ Peter Bojtos
         --------------------------------
         Peter Bojtos                                              July 18, 1997
         Director, Vice President, and
         Vice Chairman of the Board

         /s/ Gerald D. Helgeson
         --------------------------------
         Gerald D. Helgeson                                        July 18, 1997
         Director and Secretary

         /s/ James M. Seed
         --------------------------------
         James M. Seed                                             July 18, 1997
         Director

         /s/ A. P. Taylor
         --------------------------------
         A. P. Taylor                                              July 18, 1997
         Director

         /s/ Jorge Ordonez
         --------------------------------
         Jorge Ordonez                                             July 18, 1997
         Director

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                                        Contents




Report of Independent Certified Public Accountants                           F-2

Financial Statements:
      Consolidated Balance Sheet                                         F-3-F-4
      Consolidated Statements of Operations                                  F-5
      Consolidated Statement of Shareholders' Equity                         F-6
      Consolidated Statements of Cash Flows                              F-7-F-8
      Summary of Accounting Policies                                    F-9-F-11
      Notes to Consolidated Financial Statements                       F-12-F-31

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


/s/
BDO Seidman, LLP
Spokane, Washington
May 9, 1997

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                    (Note 1)
January 31,                                                             1997
--------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents .......................................  $  484,000
  Certificate of deposit (Note 6) .................................     525,000
  Accounts receivable (Note 3) ....................................     260,000
  Inventories (Note 4) ............................................     977,000
  Prepaid expenses and other ......................................      79,000
                                                                     ----------

Total current assets ..............................................   2,325,000
                                                                     ----------

Mineral interests, net (Note 5) ...................................   4,096,000
                                                                     ----------

Property, plant and equipment:
  Land and buildings (Note 6) .....................................     499,000
  Machinery and equipment .........................................   1,849,000
  Furniture and fixtures ..........................................     143,000
                                                                     ----------

                                                                      2,491,000
  Less accumulated depreciation ...................................     323,000
                                                                     ----------

Property, plant and equipment, net ................................   2,168,000
                                                                     ----------

Foreign tax refunds, net of $219,000 reserve ......................     435,000
Other assets ......................................................      52,000
                                                                     ----------

Total-assets ......................................................  $9,076,000
                                                                      =========



                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet


                                    (Note 1)
January 31,                                                             1997
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses ........................... $ 2,384,000
  Notes payable (Note 6) ..........................................     979,000
                                                                     ----------

Total current liabilities .........................................   3,363,000
                                                                     ----------

Long-term liabilities:
  Convertible note payable to shareholder (Note 6) .................    719,000
                                                                     ----------

Total liabilities .................................................   4,082,000
                                                                     ----------

Commitments and Contingencies (Notes 10 and 13)

Shareholders' equity: (Notes 8 and 9)
  Preferred stock, non-voting, convertible,
    $2.00 par value, 250,000 shares
    authorized; 0 shares outstanding ..............................         --
  Common stock, $0.001 par value, 50,000,000
    shares authorized; 31,296,760 shares
    outstanding ...................................................      31,000
  Additional paid-in capital ......................................  12,044,000
  Capital stock subscribed ........................................     721,000
  Foreign currency translation adjustments ........................     256,000
  Accumulated deficit .............................................  (8,058,000)
                                                                     ----------

Total shareholders' equity ........................................   4,994,000
                                                                     ----------

Total liabilities and shareholders' equity ........................ $ 9,076,000
                                                                     ==========


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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations


Year ended January 31,                                 1997             1996
--------------------------------------------------------------------------------

Sales of precious metals .......................   $  4,390,000    $  1,378,000
Costs applicable to sales ......................      4,018,000       1,478,000
                                                    -----------     -----------

Gain (loss) from mining ........................        372,000        (100,000)

Gain on sales of mineral interests .............           --         1,528,000

Costs and expenses:
  Abandoned and impaired mineral interests .....        588,000         267,000
  Selling, general and administrative ..........      1,722,000         322,000
  Exploration ..................................        611,000           3,000
                                                    -----------     -----------

Income (loss) from operations ..................     (2,549,000)        836,000

Other income (expense):
  Gain (loss) on sale of assets ................         (1,000)        206,000
  Interest income ..............................        179,000           1,000
  Interest expense .............................       (177,000)        (74,000)
  Currency exchange gain (loss), net ...........       (202,000)        307,000
  Reserve for foreign tax refunds ..............       (219,000)           --
  Other income (expense), net ..................       (207,000)       (152,000)
                                                    -----------     -----------

Net income (loss) before taxes .................     (3,176,000)      1,124,000

Tax provision (Note 11) ........................       (202,000)        (93,000)
                                                    -----------     -----------

Net income (loss) ..............................   $ (3,378,000)   $  1,031,000
                                                    ===========     ===========

Earnings (loss) per share ......................   $       (.11)   $        .07

Weighted average shares outstanding ............     30,506,060      14,883,000
                                                    ===========     ===========


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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                  Consolidated Statement of Shareholders' Equity


                                                                                   Common Stock         Additional        Capital
                                                                               ---------------------       Paid-in          Stock
                                                                               Shares         Amount       Capital     Subscribed
                                                                               ------         ------    ----------     ----------
BALANCE,
  February 1, 1995 ......................................................    12,344,000   $    12,000   $ 5,773,000   $      --

Issuance of common stock in
  private placement, net of
  $94,000 issue costs ...................................................     6,067,500         6,000       810,000          --

Issuance of common stock to
  acquire subsidiary, net of
  $21,000 issue costs (Note 2) ..........................................     4,125,660         5,000     1,208,000          --

Foreign currency
  translation adjustments ...............................................          --            --            --            --

Net income for the year .................................................          --            --            --            --
                                                                             ----------      --------    ----------      --------
BALANCE,
  January 31, 1996 ......................................................    22,537,160        23,000     7,791,000          --

Issuance of common stock in
  private placement, net of
  $368,000 issue costs ..................................................     8,600,000         8,000     4,182,000          --

Issuance of common
  stock for exploration
  rights ................................................................       100,000          --          50,000          --

Issuance of common
  stock for services ....................................................        59,600          --          21,000          --

Capital stock
  subscribed ............................................................          --            --            --         721,000

Foreign currency
  translation adjustments ...............................................          --            --            --            --

Net loss for the year ...................................................          --            --            --            --
                                                                             ----------      --------    ----------      --------
BALANCE
  January 31, 1997 ......................................................    31,296,760     $  31,000   $12,044,000     $ 721,000
                                                                             ==========      ========    ==========      ========


                                                                                               Foreign         Total
                                                                                              Currency        Share-
                                                                           Accumulated     Translation      holders'
                                                                               Deficit     Adjustments        Equity
                                                                           -----------     -----------      --------
BALANCE
   February 1, 1995 .....................................................   $(5,711,000)   $      --      $    74,000
Issuance of common stock in
 private placement, net of
  $94,000 issue costs ...................................................          --             --          816,000

Issuance of common stock to
  acquire subsidiary, net of
  $21,000 issue costs (Note 2) ..........................................          --             --        1,213,000

Foreign currency
  translation adjustments ...............................................          --          669,000        669,000

Net income for the year .................................................     1,031,000           --        1,031,000
                                                                             ----------      ---------     ----------

BALANCE,
  January 31, 1996 ......................................................    (4,680,000)       669,000      3,803,000

Issuance of common stock in
  private placement, net of
  $368,000 issue costs ..................................................          --             --        4,190,000

Issuance of common
  stock for exploration
  rights ................................................................          --             --           50,000

Issuance of common
  stock for services ....................................................          --             --           21,000

Capital stock
  subscribed ............................................................          --             --          721,000

Foreign currency
  translation adjustments ...............................................          --         (413,000)      (413,000)

Net loss for the year ...................................................    (3,378,000)          --       (3,378,000)
                                                                             ----------      ---------     ----------
BALANCE
  January 31, 1997 ......................................................   $(8,085,000)     $ 256,000    $ 4,994.000
                                                                             ==========      =========     ==========

                             See the accompanying summary of accounting policies
                                  and notes to consolidated financial statements

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

                        Increase (Decrease) in Cash and Cash Equivalents

Year ended January 31,                                                                               1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss) ....................................................................           $(3,378,000)           $ 1,031,000
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities
    Depreciation, depletion and amortization .........................................               462,000                259,000
    Stock issued for services ........................................................                21,000                   --
    Abandoned and impaired mineral interests .........................................               588,000                339,000
    Gain on disposal of securities ...................................................                  --               (1,110,000)
    Gain on sales of mineral interests ...............................................                  --                 (641,000)
    Other losses, net ................................................................                 1,000                  1,000
  Changes in assets and liabilities, net of business acquisitions:
    Accounts receivable ..............................................................                83,000               (223,000)
    Inventories ......................................................................              (372,000)               (85,000)
    Prepaid expenses and other assets ................................................                20,000               (105,000)
    Accounts payable, accrued expenses, and other ....................................              (255,000)               403,000
                                                                                                  ----------            -----------

Net cash used in operating activities ................................................            (2,830,000)              (131,000)
                                                                                                  ----------            -----------
                             See the accompanying summary of accounting policies
                                  and notes to consolidated financial statements



                        Increase (Decrease) in Cash and Cash Equivalents

Year ended January 31,                                                                               1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investments in mineral interests ...................................................              (949,000)              (301,000)
  Investments in plant and equipment .................................................              (915,000)              (139,000)
  Investment in certificate of deposit, net of fees ..................................              (509,000)                  --
  Proceeds from equipment sales ......................................................                 1,000                   --
  Proceeds from sales of securities ..................................................                  --                  582,000
  Proceeds from sales of mineral interests ...........................................                  --                  150,000
  Investments in securities ..........................................................                  --                  (21,000)
  Purchase of shares of consolidated
    subsidiary, net of cash acquired (Note 13) .......................................                  --                 (489,000)
                                                                                                  ----------            -----------

Net cash used in investing activities ................................................            (2,372,000)              (218,000)
                                                                                                  ----------            -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock in
    private placement, net of stock issuance costs ...................................             4,190,000                816,000
  Proceeds on issuance of special warrant (Note 8) ...................................               721,000                   --
  Borrowings on notes payable ........................................................               509,000                 28,000
  Payments of stock issuance costs on
    acquisition of subsidiary ........................................................                  --                  (21,000)
  Repayment of notes payable .........................................................                  --                 (214,000)
                                                                                                  ----------            -----------

Net cash provided by financing activities ............................................             5,420,000                609,000
                                                                                                  ----------            -----------

Net increase in cash and cash equivalents ............................................               218,000                260,000

Cash and cash equivalents, beginning of year .........................................               266,000                  6,000
                                                                                                  ----------            -----------

Cash and cash equivalents, end of year ...............................................           $   484,000            $   266,000
                                                                                                  ==========            ===========

                             See the accompanying summary of accounting policies
                                  and notes to consolidated financial statements

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

Principles               The  consolidated   financial  statements  include  the
of Consolidation         accounts  of  Fischer-Watt,   and  its  majority  owned
                         subsidiaries. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost.

Cash and Cash            For purposes of balance  sheet  classification  and the
Equivalents              statements  of cash flows,  the Company  considers  all
                         highly liquid  investments  purchased  with an original
                         maturity   of   three   months   or  less  to  be  cash
                         equivalents.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies


Property, Plant &        Property,  plant,  and  equipment  are  stated at cost.
Equipment                Depreciation  on mining assets is provided by the units
                         of production method by reference to the ratio of units produced to total estimated production (proven and probable reserves). Depreciation on non-mining assets is provided by the straight-line method over the estimated service lives of the respective assets, ranging from 2 to 20 years.

Stock-based              The value of stock based awards is determined using the
Compensation             intrinsic  value method whereby  compensation  costs is
                         the excess of the quoted  market prices of the stock at
                         grant date and other  measurement  date over the amount
                         an employee must pay to acquire the stock.  In 1996 the
                         Company adopted, for footnote disclosure purposes only,
                         SFAS   No.    123,    "Accounting    for    Stock-Based
                         Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the fair value of the stock option and recognize this cost over the service period.

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

Fair Value of            The carrying  amount reported in the balance sheets for
Financial                cash and cash  equivalents,  certificates  of  deposit,
Instruments              accounts  receivables,  accounts  payable  and  accrued
                         expenses   approximate   fair  value   because  of  the
                         immediate  or  short-term  maturity of these  financial
                         instruments.   The  fair   value  of   long-term   debt
                         approximates its carrying value as the stated or discount rates of the debt reflect recent market conditions.

New Accounting           Statement of Financial  Accounting  Standards  No. 128,
Pronouncements           "Earnings  per Share"  ("SFAS No.  128")  issued by the
                         Financial   Accounting   Standards  Board  ("FASB")  is
                         effective for financial statements with fiscal years beginning after December 15, 1997. The new standard simplifies guidelines regarding the calculation and presentation of earnings per share. The Company does not expect adoption to have a material effect on the presentation of its results of operations.

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.    Financial          Fischer-Watt  incurred  a net  loss  of  $3,378,000  in
      Condition,         fiscal 1997, has an accumulated  deficit of $8,058,000,
      Liquidity, and has a net working capital deficiency of $1,038,000, and Going Concern continues to experience negative cash flows from operations. The Company did report net income in fiscal
                         1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

  2. Business            (a.)  Acquisition  of Greenstone  Resources of Colombia
     Combination         Ltd.("GRC")

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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                         Year ended January 31,                      1996
--------------------------------------------------------------------------------

                         Sales                                   $ 3,342,000
                         Net income                              $  (321,000)
                         Net earnings
                           per common share                      $      (.01)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


3.    Accounts           Accounts receivable consist of:
      Receivable

                         January 31,                                   1997
                         -------------------------------------------------------
                         Trade                                    $   179,000
                         Other                                         81,000
                                                                    ----------
                         Total accounts receivable                $   260,000
                                                                    =========

4.    Inventories        Inventories consist of:
                                                                       1997
                         -------------------------------------------------------
                         Finished products and
                           products in process                    $   412,000
                         Supplies, materials
                           and spare parts                            565,000
                                                                    ---------
                         Total inventories                        $   977,000
                                                                    =========
5.    Mineral            Capitalized costs for mineral interests consist of:
      Interests
                         January 31,                                  1997
                         -------------------------------------------------------
                         Operating mining property:
                           El Limon Mine, Oronorte District       $ 1,436,000
                           Less accumulated depletion                 245,000
                                                                    ---------
                                                                    1,191,000
                         -------------------------------------------------------
                         Non-operating properties,
                          net of reserves:
                           El Carmen, Colombia                        451,000
                           La Aurora, Colombia                        278,000
                           Juan Vara, Colombia                        145,000
                           El Veinte, Colombia                          1,000

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                         January 31,                                    1997
--------------------------------------------------------------------------------

                           Kobeh, Nevada                               67,000
                           Coal Canyon, Nevada                        597,000
                           Red Canyon, Nevada                         334,000
                           Tempo, Nevada                               50,000
                           Oatman, Arizona                             10,000
                           Modoc, California                           73,000
                           Sacramento Mountains, California           147,000
                           Nevada Regional                              1,000
                           Castle, Nevada                             728,000
                           Water Canyon, Nevada                        13,000
                           Amador, Nevada                              10,000
                                                                  -----------
                         Total mineral interests                 $  4,096,000
                                                                  ============


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

                         The Company has a $500,000 line of credit with a bank. Advances under this line, which totaled $428,000 at December 31, 1996, accrue interest at rates from 26% to 39% and are collateralized by a $525,000 certificate of deposit which bears interest at 3.9%.

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

 7. Pension              The Company  participates  in an employee  401(k) plan,
    Benefits             which was set up for the benefit of  substantially  all
                         domestic employees. To be eligible, an employee must be at least 21 years old. Participants may elect to defer
                         1% to 15% of eligible  compensation of a pre-tax basis.
                         The Company can also elect to make contributions to the plan, the amount being completely at the discretion of the Company. No contributions were made in 1996 or 1997.

8.    Shareholders'      On March 12,  1996 the  Company  completed a $5 million
      Equity             foreign  offering of equity pursuant to Regulation "S".
                         This offering  consisted of the sale of 4,980,000 units
                         at $1.06 per unit. Each unit was composed of two shares
                         of  Fischer-Watt  common  stock and one share  purchase
                         warrant.  Each of these warrants entitles the holder to
                         purchase one additional  share of  Fischer-Watt  common
                         stock at an exercise price of $.75 through February 28,
                         1998.  These  securities were not registered  under the
                         Securities  Act of 1933 and may not be  offered or sold
                         in  the  United  States  absent   registration   or  an
                         applicable  exemption from  registration  requirements.
                         The funds raised were used to finance capital equipment
                         and working  capital needs for further  development and
                         expansion of  Fischer-Watt's  gold mining  operation in
                         Colombia and its exploration and development activities
                         in  Colombia  and  Nevada.  As part  of this  offering,
                         680,000 units were sold under a subscription  agreement
                         and the collected  proceeds of $721,000 are  classified
                         as  capital   stock   subscribed   within  the  Company
                         shareholders' equity accounts. As of January 31, 1997, none of the 680,000 shares had been issued.

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


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

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                         On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options became exercisable on June 1, 1996 and expire five years after they become exercisable. At January 31, 1997, options on all 525,000 shares had been vested or were exercisable.

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


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

--------------------------------------------------------------------------------

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


10.   Stock-based        The Company accounts for stock-based compensation plans
      Compensation       by applying  APB  Opinion  #25,  "Accounting  for Stock
      Plan               Issued to Employees," and related Interpretations ("APB
                         25").  Under APB 25,  because the exercise price of the
                         Company's  employee  stock  options   approximates  the
                         market price of the underlying stock at the date of grant, no compensation cost is recognized.

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

                         Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements





                         January 31,               1997                  1996
--------------------------------------------------------------------------------

                         Net income (loss)
                           As reported       $  (3,378,000)       $  1,031,000
                           Pro forma         $  (3,439,000)       $  1,026,000

                         Primary earnings
                          (loss) per share
                           As reported       $       (0.11)       $       0.07
                           Pro forma         $       (0.11)       $       0.07
                                               ===========         ===========

                         The  following   table   summarizes  the  stock  option
                         activity:

                                                         Stock  Weighted-average
                                                         Options Price per Share
                         -------------------------------------------------------


                         Outstanding at February 1, 1995   2,374,000   $    0.74

                         Granted                             525,000        0.06
                                                          ----------     -------

                         Outstanding at January 31, 1996   2,899,000        0.62

                         Granted                             550,000        0.55
                                                          ----------     -------

                         Outstanding at January 31, 1997   3,449,000   $    0.61
                                                          ==========     =======

--------------------------------------------------------------------------------

                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                         The  following  table  summarizes   information   about
                         fixed-price stock options : Outstanding at January 31, 1997:

                                  Options Outstanding      Options Exercisable
                               -------------------------  ------------------------
                                Weighted-      Weighted-                 Weighted-
                                 Average        Average                   Average
       Range of      Number    Contractual     Exercise      Number      Exercise
        Prices     Outstanding     Life         Price      Exercisable     Price
----------------------------------------------------------------------------------

     $ 0.05-$0.08     725,000    3.9 years    $  0.06        725,000   $   0.06
     $   0.17         450,000    6.8             0.17        450,000       0.17
     $   0.20         500,000    7.6             0.20        500,000       0.20
     $   0.37         200,000    4.8             0.37           --          --
     $ 0.50-$0.56     286,000    6.5             0.53        124,000       0.50
     $   0.72         200,000    5.2             0.72           --          --
     $   1.15         382,000    6.3             1.15        382,000       1.15
     $   1.50         706,000    2.6             1.50        706,000       1.50
--------------------------------------------------------------------------------
$      0.50-$1.50   3,449,000    5.7 years    $  0.61      2,887,000   $   0.62
--------------------------------------------------------------------------------

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

11.   Income Taxes       The  components  of net income  (loss) before taxes for
                         the Company's domestic and foreign operations were as follows:

                         January 31,                1997             1996
--------------------------------------------------------------------------------

                         Domestic              $ (1,815,000)      $ 1,123,000
                         Foreign                 (1,361,000)            1,000
                                                -----------        ----------

                         Net income (loss)
                          before taxes         $ (3,176,000)      $ 1,124,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                         The consolidated tax provision is comprised of the following:

                         January 31,               1997              1996
--------------------------------------------------------------------------------

                         Current:
                           Federal            $    --             $    16,000
                           State                  1,000                77,000
                           Foreign              201,000                  --
                                               --------              --------

                         Tax Provision        $ 202,000           $    93,000
                                               ========              ========

                         The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

                         January 31,                             1997      1996
--------------------------------------------------------------------------------

                         Federal statutory rate                 (34.0)%    34.0%
                         Utilization of tax loss carry forwards    --     (34.0)
                         Increase in net deferred tax asset
                           valuation allowance                   34.0       --
                         Alternative minimum tax                   --       1.4
                         State income taxes                       0.1       6.9
                         Other                                     --       2.1
--------------------------------------------------------------------------------

                                                                  0.1%     10.4%
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

12.   Transactions       Peter  Bojtos  became a  director  and  officer  of the
      with Related       Company on April 24, 1996.  Mr. Bojtos had been engaged
      Parties            on August 25, 1995 by the Company,  on a  non-exclusive
                         basis, as an independent  contractor to raise funds for
                         the  Company  in the  form of  issuance  of  restricted
                         common  stock  and  warrants  to  purchase   additional
                         shares.  He was  compensated in cash at the rate of 10%
                         of the net amount raised and was paid $81,000 for those
                         services.  Mr. Bojtos  purchased  180,000 units of that
                         offering  under the same  terms and  conditions  as the
                         other  subscribers which consisted of 360,000 shares of
                         restricted  common  stock and  warrants  to purchase an
                         additional  180,000  shares at any date prior to August
                         31, 1997 for $.30 per share. Lynn Bojtos, wife of Peter
                         Bojtos,  purchased an additional 170,000 shares,  under
                         these same terms and  conditions.  In March of 1996, he
                         was again  engaged to raise funds for the Company.  The
                         Company completed a $5 million foreign offering outside
                         the United  States  pursuant  to  Regulation  "S".  Mr.
                         Bojtos was paid $132,000 for his services in connection
                         with this  offering.  On May 21, 1996,  Mr.  Bojtos was
                         granted  for  services  to the  Company  an  option  to
                         purchase   100,000   shares  of  common  stock  of  the
                         Corporation after February 20, 1997 at an exercise price of $.37 per share.

                         Anthony P. Taylor, an officer and director of the Company since June 1994, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer- Watt common stock in exchange for his shares of GBM. Following the merger of GBM with the Company, Dr. Taylor served as the Company's Vice President, Exploration until September 16, 1996. Dr. Taylor received a Company vehicle with an estimated fair market value of $23,375, less debt assumed of $15,638 during fiscal 1997. Dr. Taylor received compensation as a consulting geologist of $13,200 in fiscal 1997. In addition, for his services as a Director, Dr. Taylor received options to purchase 200,000 shares of common stock of the Company at an exercise prices of $.0625 and $.72 per share.

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



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

                                    Work                       Joint
Company              Lease       Commit-                     Venture             Net
Property          Payments          ment          Total        Share            Cost
------------------------------------------------------------------------------------

Amador        $     5,000    $      --      $     5,000   $      --     $      5,000
America            48,000        100,000        148,000       148,000           --
Castle              5,400           --            5,400          --            5,400
Coal Canyon        29,400        200,000        229,400          --          229,400
Kobeh              17,700           --           17,700          --           17,700
Modoc              20,000           --           20,000        20,000           --
Oatman                200           --              200           200           --
Red Canyon         74,500           --           74,500        74,500           --
Sacramento         46,400         15,000         1,400           --           61,400
Tempo             118,500        200,000        318,500       318,500           --
Tuscarora            --            2,000          2,000         2,000           --
Water Canyon        6,200           --            6,200          --            6,200
Other               3,000           --            3,000          --            3,000
------------------------------------------------------------------------------------

Totals        $   374,300    $   517,000    $   891,300   $   563,200   $    328,100
------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


14.   Supplemental       Cash paid for  interest  during the fiscal  years ended
      Disclosure of      January 31,  1997 and 1996 was  $106,000  and  $54,000.
      Cash Flow          Cash paid for  income  taxes  during  the  years  ended
      Information        January 31, 1997 and 1996 was $42,000 and $4,000.

                         Non-cash investing and financing activities were as follows:

                         January 31,                      1997         1996
--------------------------------------------------------------------------------

                         Note payable issued for
                          mineral property             $ 700,000      $   --

                         Stock issued for
                          mineral property             $  50,000      $  50,000

                         Debt assumed by buyer in
                          connection with disposal
                          of mineral interest          $    --        $ 541,817
                                                        =========      ========

                         The net change in assets and liabilities due to the acquisition of subsidiaries during the fiscal year ended January 31, 1996 was comprised of the following:

                                                                         Great Basin
                                                                          Management
                                                                           Company,
                                                           Donna Ltd.        Inc.           Total
---------------------------------------------------------------------------------------------------
                         Value of consideration          $ 1,000,000      $    --       $ 1,000,000
                         Value of stock issued                 --          1,234,000      1,234,000
                         Net debt assumed                    185,000           --           185,000
                         Capitalized acquisition costs        72,000           --            72,000

                         Assets acquired
                           Working capital, other
                             than cash                    (1,065,000)        (39,000)     (1,104,000)
                           Property, plant and equipment  (2,931,000)     (1,579,000)     (4,510,000)

                         Liabilities assumed
                           Current liabilities             2,443,000         239,000       2,682,000
                         Long-term debt                      300,000         148,000         448,000

--------------------------------------------------------------------------------
                                                 Fischer-Watt Gold Company, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




                                                                         Great Basin
                                                                          Management
                                                                           Company,
                                                           Donna Ltd.        Inc.           Total
---------------------------------------------------------------------------------------------------
                         Cash acquired                         4,000           3,000           7,000
                           Less elimination of
                             intercompany debt              (300,000)       (124,000)       (424,000)
                           Less cash paid for acquisition    (72,000)          --            (72,000)
                                                            --------        --------        --------
                         Net change in assets
                           and liabilities due to
                           acquisition of subsidiaries    $ (368,000)     $ (121,000)     $ (489,000)
                                                            ========        ========        ========

15.   Segment            The  following  table   summarizes   certain   selected
      information        financial  information  of the Company's  balance sheet
                         and operating results, on a geographical segment basis:

                                                          Great Basin
                                                          Management
                                           Donna Ltd.     Company, Inc.
                                           (Colombia)      (Nevada)      Other    Consolidated
------------------------------------------------------------------------------------------------

Year ended January 31, 1997

Sales $ 4,390,000                         $         -    $        -   $4,390,000
Operating income (loss)                   $   372,000    $        -   $        -    $  372,000
Total Assets                              $ 5,931,000    $1,781,000   $1,364,000    $9,076,000
Depreciation and depletion expense        $   458,000    $        -   $    4,000    $  462,000
Capital expenditures                      $ 1,634,000    $  179,000   $  792,000    $2,605,000

------------------------------------------------------------------------------------------------

Year ended January 31, 1996

Sales $ 1,378,000                         $         -    $        -   $1,378,000
Operating income (loss)                   $  (100,000)   $        -   $        -    $ (100,000)
Total Assets                              $ 2,534,000    $1,645,000   $2,338,000    $6,517,000
Depreciation and depletion expense        $   257,000    $        -   $    2,000    $  259,000
Capital expenditures                      $   349,000    $        -   $   91,000    $  440,000
------------------------------------------------------------------------------------------------