Form 10QSB
period 1997-07-31
FISCHER WATT GOLD CO INC
filed 1998-01-06
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:                 JULY 31, 1997
                                                 ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   ----------    ------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding as of December 31, 1997 was 35,159,784.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         FISCHER-WATT GOLD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                   July 31,
                                                                                     1997
                                                                                   --------
CURRENT ASSETS:
      Cash ................................................................   $    249,000
      Certificate of deposit ..............................................        502,000
      Accounts receivable .................................................        645,000
      Due from related parties ............................................          3,000
      Inventories .........................................................        678,000
      Prepaid expenses ....................................................         69,000
                                                                              ------------
        Total current assets ..............................................      2,146,000

MINERAL INTERESTS, net ....................................................      4,111,000

PLANT, PROPERTY, AND EQUIPMENT ............................................      2,516,000
LESS ACCUMULATED DEPRECIATION .............................................       (486,000)
                                                                                 2,030,000

FOREIGN TAX REFUNDS, net of $208,000 reserve ..............................        554,000
OTHER ASSETS ..............................................................         55,000
                                                                              ------------
        Total assets ......................................................   $  8,896,000
                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses ...............................   $  2,415,000
      Notes payable .......................................................        923,000
                                                                              ------------
        Total current liabilities .........................................      3,338,000

LONG-TERM LIABILITIES:
      Convertible note payable to shareholder .............................        719,000
                                                                              ------------
        Total liabilities .................................................   $  4,057,000
                                                                              ============
SHAREHOLDERS' EQUITY:
      Preferred Stock, non-voting, convertible, $2.00 par value,
         250,000 shares authorized; 0 shares outstanding ..................          -0-
      Common stock, $0.001 par value, 50,000,000 shares authorized;
         32,800,384 shares outstanding at July 31, 1997  ..................         33,000
      Additional paid-in capital ..........................................     12,738,000
      Capital stock subscribed ............................................        721,000
      Foreign Currency translation adjustments ............................        428,000
                                                                              ------------
      Deficit .............................................................     (9,081,000)
                                                                              ------------
        Total shareholders' equity ........................................      4,839,000

        Total liabilities and shareholders' equity ........................   $  8,896,000
                                                                              ============

      The accompanying notes are an integral part of these balance sheets.


                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                                July 31,                          July 31,
                                                           1997           1996             1997             1996
                                                           ----           ----             ----             ----

SALES OF PRECIOUS METALS ..........................   $  1,466,000    $    913,000    $  2,942,000    $  1,969,000
COSTS APPLICABLE TO SALES .........................     (1,430,000)       (626,000)     (2,668,000)     (2,001,000)
                                                      ------------    ------------    ------------    ------------

GAIN (LOSS) FROM MINING ...........................         36,000         287,000         274,000         (32,000)

GAIN (LOSS) ON SALE OF ASSETS .....................         (3,000)          -0-            (3,000)         11,000

COSTS AND EXPENSES:
     Abandoned and impaired mineral interests .....           -0-            -0-              -0-            3,000
     Selling, general and administrative ..........        382,000         565,000         764,000         834,000
     Exploration ..................................         72,000         150,000         156,000         216,000
                                                      ------------    ------------    ------------    ------------
                                                           454,000         715,000         920,000       1,053,000
                                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income (expense) ....................        (74,000)         24,000         (96,000)         39,000
     Unrealized gain on trading securities ........           -0-            -0-              -0-             -0-
     Other (expense) income .......................         (7,000)         25,000         (10,000)         20,000
     Currency exchange losses, net ................        (95,000)       (190,000)       (268,000)       (300,000)
                                                      ------------    ------------    ------------    ------------
                                                          (176,000)       (141,000)       (374,000)       (241,000)
                                                      ------------    ------------    ------------    ------------

Net loss before income taxes ......................       (597,000)       (569,000)     (1,023,000)     (1,315,000)

TAX PROVISION .....................................           -0-            -0-             -0-             -0-
                                                      ------------    ------------    ------------    ------------
NET LOSS ..........................................   ($   597,000)   ($   569,000)   ($ 1,023,000)   ($ 1,315,000)
                                                      ============    ============    ============    ============

LOSS PER SHARE ....................................   ($       .02)   ($       .02)   ($       .03)   ($       .05)
                                                      ------------    ------------    ------------    ------------
WEIGHTED AVERAGE. SHARES
   OUTSTANDING ....................................     32,376,635      31,190,360      32,023,031      28,305,427
                                                      ------------    ------------    ------------    ------------


        The accompanying notes are an integral part of these statements.


                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          July 31,
                                                                     1997          1996

Net cash provided by (used in) operating activities ..........   $  (695,000)   $(2,308,000)

Net cash (used in) provided by investing activities ..........      (127,000)      (354,000)

Net cash provided by financing activities ....................       587,000      4,618,000
                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH ..............................      (235,000)     1,956,000

CASH, at beginning of period .................................       484,000        266,000
                                                                 -----------    -----------

CASH, at end of period .......................................   $   249,000    $ 2,222,000
                                                                 -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest ................   $   101,000    $    24,000
     Cash paid during the period for taxes ...................        46,000         50,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NONCASH
    ACTIVITIES:

     Common stock issued in exchange for professional services
       rendered ..............................................   $    53,000    $    21,000

     Common stock issued in satisfaction of a note payable ...       110,000          -0-


        The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF ACCOUNTING POLICIES
Reclassifications          Certain  amounts in the 1996 (fiscal 1997)  financial
                           statements have been reclassified to conform to the 1997 (fiscal 1998) presentation.

1.  FINANCIAL CONDITION AND LIQUIDITY
The accompanying financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with financial statements and related notes included in Fischer-Watt Gold Company, Inc.'s ("Fischer-Watt" or the "Company") Annual Report on Form 10-KSB/A for the year ended January 31, 1997 ("Form 10-KSB/A").

FUTURE FINANCING AND REALIZATION

Fischer-Watt  incurred  a  net  loss  of  $3,378,000  in  fiscal  1997,  has  an accumulated deficit of $9,081,000, has a net working capital deficiency of $1,192,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management previously anticipated achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998. The Company exceeded targeted levels of production, however, these efforts were offset by a sharp decline in the market price of gold that has prevented the realization of positive cash provided from operating activities. Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's Colombian operations. Based on an estimated sales price per ounce of gold of $300 for the first four months of 1998, and $310 per ounce for the remaining eight months of 1998, management anticipates the Company's Colombian operations will generate a self-sustaining cash flow during the fiscal year ending 1999. Expansion and or development efforts in other countries, and administrative expenses, will need to be funded with cash raised from future equity or debt financing, the exercise of common stock warrants (see Note 9 to Financial Statements of Form 10-KSB/A for the fiscal year ended January 31, 1997 and related discussion in Liquidity and Capital Resources section of this report), and disposition of or joint ventures with respect to mineral properties. Additionally, if the market price of gold remains below the estimated sales price of gold set forth above, the Company's Colombian operations will likely require additional capital. Expenditures for exploration projects have been reduced, and may be reduced further, if necessary.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, additional reductions in exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the later part of the first quarter of fiscal 1999. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

2.  ACCOUNTS RECEIVABLE
Accounts receivable at July 31, 1997 consist of:

     Trade                                                           $519,000
     Other                                                            126,000
                                                                 ------------
          Total accounts receivable                                  $645,000

3.  INVENTORIES
Inventories at July 31, 1997 consist of:

     Finished products and products in process                       $202,000
     Supplies, materials and spare parts                              476,000
                                                                 ------------
         Total inventories                                           $678,000

4.  MINERAL INTERESTS
Capitalized costs for mineral interests at July 31, 1997 consist of:

Operating mining property:
     El Limon Mine, Oronorte District                              $1,456,000
     Less accumulated depletion                                      (334,000)
                                                                 ------------
                                                                   $1,122,000

Non-operating properties, net of reserves:
     El Carmen, Colombia                                             $467,000
     La Aurora, Colombia                                              348,000
     Juan Vara, Colombia                                              150,000
     El Viente                                                          1,000
     Kobeh, Nevada                                                     67,000
     Castle                                                           728,000
     Coal Canyon, Nevada                                              599,000
     Red Canyon, Nevada                                               334,000
     Tempo, Nevada                                                     51,000
     Sacramento Mountains, California                                 147,000
     Nevada Regional                                                    1,000
     Water Canyon, Nevada                                              13,000
     Amador, Nevada                                                    10,000
     Modoc, California                                                 73,000
                                                                 ------------
         Total mineral interests                                   $4,111,000

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

The Company has a $500,000 line of credit with a Colombian bank. Advances under this line, which totaled $428,000 at June 30, 1997, accrue interest at rates from 26% to 39% and are collateralized by a $502,000 certificate of deposit which bears interest at 3.9%.

The Company has a $107,000 note payable to a bank at June 30, 1997. The note bears interest at the legal Colombian rate (DTF) plus 10 points (30.25% at June 30, 1997), requires interest to be paid quarterly, and is collateralized by a building.

The Company has an uncollateralized note payable to a Colombian labor cooperative in the amount of $62,385, which bears interest at 29%, and requires interest to be paid quarterly. Principal and remaining interest is due in full on January 31, 1998.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due in cash on September 30, 1998 or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock. Accrued interest at July 31, 1997 was $19,000. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

6.  EQUITY AND COMMON STOCK
On March 12, 1996 the Company completed a $5 million foreign offering of equity pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at the following prices during the noted periods: 1) prior to September 30, 1997 at a price of 22 cents per share, 2) between October 1 and November 30, 1997 at 40 cents per share, 3) between December 1, 1997 and February 28, 1998 at 60 cents per share, and 4) between March 1, 1998 and their expiration date of February 28, 1999 at 75 cents per share. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $721,000 are classified as capital stock subscribed within the Company shareholders' equity accounts. As of July 31, 1997, none of the 680,000 shares had been issued.

In March 1997, the Company issued 100,000 common shares in exchange for professional services rendered. The shares had an estimated fair market value of $53,000.

In April 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This Regulation D offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at 1) prior to September 30, 1997 at a price of 22 cents per share, 2) between October 1 and November 30, 1997 at 40 cents per share, 3) between December 1, 1997 and February 28, 1998 at 60 cents per share, and 4) between March 1, 1998 and their expiration date of February 28, 1999 at 75 cents per share. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In September 1997 the Company received $46,000 which resulted from the exercise of 209,000 warrants at an exercise price of 22 cents per share.

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at $.53 per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable.

In June 1997, the Company issued 300,000 common shares pursuant to the exercise of warrants issued in November 1995, which expired August 31, 1997, at an exercise price of 30 cents per share. The shares had an estimated market value of $90,000.

On July 23, 1997, the Company issued 185,624 common shares in satisfaction of a note payable with principal and interest totaling $109,753, to Serem Gatro, the previous owner of GBEM. The shares had an estimated fair market value of $109,753 at the time the agreement was entered into.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations (including the effects of inflation and currency exchange rate fluctuations on the results of foreign operations), the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's annual report on Form 10- KSB/A. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the six months ended July 31, 1997 (fiscal 1998) and July 31, 1996 (fiscal 1997). This discussion should be read in conjunction with the Financial Statements in Item 1 of this report as well as the Financial Statements in Form 10-KSB/A for the fiscal year ended January 31, 1997 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

LIQUIDITY AND CAPITAL RESOURCES

         Short-term Liquidity

As of December 15, 1997 the Company had approximately $741,000 in cash, and accounts payable of approximately $1,260,000.

On July 31, 1997, the Company's current ratio was .6:1 based on current assets of $2,146,000 and current liabilities of $3,338,000. On July 31, 1996, the Company's current ratio was 1.7:1 based on current assets of $4,325,000 and current liabilities of $2,570,000. The decrease in the current ratio at July 31, 1997 is primarily related to a decrease in the cash balance of approximately
1,973,000 and a decrease in amounts due from related parties of approximately $452,000, which were both utilized to finance the Company's capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada, an increase in accounts payable and accrued expenses of approximately $621,000 and an increase in notes payable of approximately $238,000, both of which are related to the increased activity and working needs of the mining operation in Colombia. The above items are partially offset by an increase in inventories of approximately $58,000 and an increase in prepaid expenses of approximately $45,000, both of which are related to the increased activity associated with the mining operation in Colombia, coupled with a decrease in income taxes payable of $91,000.

A current ratio of less than 1:1 indicates the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of the its fiscal year and due and payable within the next year.

Fischer-Watt  incurred  a  net  loss  of  $3,378,000  in  fiscal  1997,  has  an accumulated deficit of $9,081,000, has a net working capital deficiency of $1,192,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions have caused the Company's independent auditor to raise substantial doubt about the Company's ability to continue as a going concern.

Management previously anticipated achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998. The Company exceeded targeted levels of production, however, these efforts were offset by a sharp decline in the market price of gold that has prevented the realization of positive cash provided from operating activities. Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's Colombian operations. Based on an estimated sales price per ounce of gold of $300 for the first four months of 1998, and $310 per ounce for the remaining eight months of 1998, management anticipates the Company's Colombian operations will generate a self-sustaining cash flow during the fiscal year ending 1999. Expansion and/or development efforts in other countries, and administrative expenses, will need to be funded with cash raised from future equity or debt financing, the exercise of common stock warrants (see Note 9 to Financial Statements of Form 10-KSB/A for the fiscal year ended January 31, 1997 and related discussion in Liquidity and Capital Resources section of this report), and disposition of or joint ventures with respect to mineral properties. Additionally, if the market price of gold remains below the estimated sales price of gold set forth above, the Company's Colombian operations will likely require additional capital. Expenditures for exploration projects have been reduced, and may be reduced further, if necessary.

The selling price of gold and silver is established by the world market. This price is determined by many factors, none of which are in the control of the Company. The major adverse factor has been the selling of gold reserves by various central banks. The selling price of the Company's major product, gold, has declined approximately 33% during the year, from approximately $385 per ounce of gold to approximately $290 per ounce of gold. The price of silver has risen during the last quarter by approximately 25% from approximately $4.80 per ounce of silver to approximately $6.00 per ounce of silver. The sale of silver accounts for less than 3% of the Company's revenues.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, further reductions in exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the later part of the first quarter of fiscal 1999. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

As noted above, earlier in the year Management anticipated achieving levels of production sufficient to fund the operating needs of the Colombian subsidiary by the end of fiscal 1998. The Company has exceeded targeted levels of production, however, these efforts were offset by a decline in the market price of gold that has prevented the realization of positive cash provided from operating activities. The lack of positive cash provided from operating activities has created a weak cash position for the Company's Colombian subsidiary, which has made timely payment to vendors and creditors difficult. As a result of the weak cash position the Company was unable to pay it's 1995 and 1996 taxes to the Colombian government, which led to the placement of an embargo on the bank accounts of the Colombian subsidiary in October 1997. Management has negotiated a five year repayment plan with the Colombian tax authorities and anticipates that the embargo will be lifted soon.

The Company is currently focusing its efforts on diversifying its operations to include production of copper in addition to gold. The Company is involved in the pre-feasibility stage of a copper property located in Mexico (see related discussion in Item 5 of this report). Management believes that this copper property, the Los Verdes, will produce high purity copper cathodes from open pit mining and Solvent Extraction Electrowinning (SX-EW) processing technology. In order to complete the feasibility study, the Company needs to raise approximately $500,000.

From March 11, 1997 through April 16, 1997, the Company conducted a private placement in the United States. The estimated net proceeds from this offering of $442,000 were for purposes of financing the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at the following prices during the noted periods: 1) prior to September 30, 1997 at a price of 22 cents per share, 2) between October 1 and November 30, 1997 at 40 cents per share, 3) between December 1, 1997 and February 28, 1998 at 60 cents per share, and 4) between March 1, 1998 and their expiration date of February 28, 1999 at 75 cents per share. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In September 1997 the Company received approximately $46,000 which resulted from the exercise of 209,000 warrants at an exercise price of 22 cents per share.

In June 1997 the Company issued 300,000 common shares pursuant to the exercise of warrants issued in November, 1995, which expired August 31, 1997, at an exercise price of 30 cents per share. The Company received total gross proceeds of approximately $90,000.

In August 1997 the Company issued 2,150,400 common shares pursuant to the exercise of warrants issued in November 1995, which expired August 31, 1997, at an exercise price of 22 cents per share. The Company received total gross proceeds of approximately $473,000.

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd. ("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone. (See Part I-Item 3. Legal Proceedings of Form 10-KSB/A for the fiscal year ended January 31, 1997.)

Prior to its acquisition by the Company, GBEM borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for monies lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995. The note was to be repaid not later than September 30, 1995, and bore interest at 8%. On July 23, 1997, the Company issued 185,624 common shares in satisfaction of a note payable with principal and interest totaling $109,753, to Serem Gatro, the previous owner of GBEM. The shares had an estimated fair market value of $109,753 at the time the agreement was entered into.

         Long-term Liquidity

The Company will likely need to supplement anticipated cash from operations with future debt or equity financings and dispositions of or joint ventures with respect to mineral properties to fully fund its future business plan which includes exploration projects and property development. While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts will be successful. There can be no assurance that the Company will be able to conclude transactions with respect to its mineral properties or additional debt or equity financings or that such capital raising opportunities will be available on terms acceptable to the Company, or at all.

At July 31, 1997 the Company had long term debt of $719,000 compared to $0 at July 31, 1996. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

         RESULTS OF OPERATIONS

Three months ended July 31, 1997 compared with three months ended July 31, 1996.

The Company had net loss of $597,000 ($ .02 per share) compared to $569,000 ($.02 per share) in the quarter ended July 31,1997 and 1996, respectively. The increase in net loss of $28,000 primarily relates to an increase in sales of precious metals of $533,000 resulting from an increase in ounces shipped of 2,117, partly offset by a decrease in the average sales price per ounce of gold, coupled with a decrease in selling general and administrative expenses of $183,000 primarily related to a decrease in expenses associated with the Colombian subsidiary resulting from reduction in legal fees and rent expense, coupled with administrative cutbacks made in the Medellin office, a decrease in foreign exchange losses of $95,000 and a decrease in exploration expenses of $78,000. All of the above were offset by an increase in costs applicable to sales of $804,000 which resulted from a $214,000 misclassification during the quarter ended July 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the quarter ended July 31, 1996; an inflation adjustment of approximately $216,000 related to the quarter ended April 30, 1997 that was posted during the quarter ended July 31, 1997, which has caused the costs applicable to sales to be overstated during the quarter ended July 31, 1997; the remaining increase of $375,000 relates to a decrease in inventory from the prior year, and increases in personnel, materials and energy expenses resulting from an increase in production of 1,454 ounces; an increase in personnel expenses resulting from inflationary wage increases; an increase in selling expenses resulting from an increase in ounces of gold shipped of 2,117 ounces; a decrease in the provision for ending inventory during the prior year; all of which were partly offset by a reductions in contractor fee's, consulting fee's and maintenance and repair costs; coupled with an increase in interest expense of $98,000 related to decreased interest earnings on lower cash balances and an increase in interest expense associated with increased debt related to the operating mine in Colombia, and an increase in other expense of $32,000.

The cash cost per ounce of gold for the six months ended July 31, 1997 was $299.52 as compared to $342.53 for the six months ended July 31, 1996. The improvement relates to operational efficiencies gained with the increase in production of 2,451 ounces from 5,343 gold ounces produced to 7,748 gold ounces produced during the six months ended July 31, 1996 and 1997, respectively. The increase in production resulted from further development of the El Limon mine, coupled with an increase in ore grade, and augmented production from the La Aurora. Additionally, the improvement in cash cost per ounce related to the implementation of administrative cost reductions. Further reductions in the cash cost per ounce are anticipated as a result of additional administrative cutbacks, and continued improvement of grade and planned modifications of the plant.

         Gain (Loss) From Mining

Sales of precious metals increased $553,000, from $913,000 to $1,466,000 during the quarters ended July 31, 1996 and 1997, respectively. The increase in sales relates to an increase in gold ounces shipped of 2,117 ounces, from 2,160 ounces of gold shipped to 4,278 ounces of gold shipped during the quarters ended July 31, 1996 and July 31, 1997, respectively, partly offset by a decrease in the average sales price per ounce of gold of $80.01. The increase in gold ounces shipped relates to an increase in ore grade, coupled with an increase in tonnes produced, which resulted from further development of the El Limon mine and augmented production from the La Aurora. The decrease in the average sales price per ounce of gold is directly related to the decline in the gold market.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs applicable to sales increased $804,000 from $626,000 to $1,430,000 during the quarters ended July 31, 1996 and 1997, respectively. The increase relates to a $214,000 misclassification during the quarter ended July 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the quarter ended July 31, 1996. Additionally, an inflation adjustment of approximately $216,000 related to the quarter ended April 30,1997 was posted during the second quarter of 1997, which has caused the costs applicable to sales to be overstated during the quarter ended July 31, 1997. The remaining increase of $375,000 relates to a decrease in inventory of $157,000 which resulted from a decrease in the ounces in ending inventory of approximately 156 ounces as compared to an increase in the ounces in ending inventory of approximately 84 ounces during the quarters ended July 31, 1997 and 1996, respectively. Additionally, gold ounces produced increased 1,454 ounces, from 2,739 gold ounces produced to 4,193 gold ounces produced during the quarters ended July 31, 1996 and 1997, respectively. The increase in production contributed to an increase in personnel expenses of approximately 16% associated with an increase in the average number of employees and hours paid, an increase in materials of approximately 51% or $72,000, and an increase in utilities of approximately 11.5% or $14,000. Personnel expenses increased approximately 27% as a result of inflationary wage increases of 13% in April 1996, 9% in October 1996 and 11.5% in April 1997. Selling expenses increased approximately 76% or $94,000 resulting from an increase in ounces of gold shipped of 2,117 ounces. The second quarter adjustment to the ending inventory allowance in the quarter ended July 31, 1996 totaled $247,00 as compared to an adjustment of $148,000 during the quarter ended July 31, 1997. All of the above were partly offset by a reduction in independent contractor fee's of approximately $40,000, which relates to the assignment of certain tasks to salaried personnel, a reduction in fees of approximately $37,000 related to reduced consulting fees, and reductions in repair and maintenance expense of approximately $15,000.

         Costs and Expenses

Selling, general and administrative costs decreased $183,000, from $565,000 to $382,000 during the quarters ended July 31, 1996 and 1997, respectively. The decrease primarily relates to a decrease in general and administrative expenses associated with the Colombian subsidiary resulting from reductions in legal fees associated with prior year legalization and foreign investment, a reduction in rent expense related to the exercise of an option to purchase the office building in December 1996, a reduction in travel expense, and other reductions which resulted from administrative cutbacks implemented in the Medellin office.

Exploration expense decreased $78,000, from $150,000 to $72,000 during the quarters ended July 31, 1996 and 1997, respectively. This decrease relates to the reduction in staffing by one person, a reduction in legal fees associated with drafting the Tempo joint venture agreement and assistance with claim filings, a reduction in fee's associated with conferences and other office expense reductions for the Great Basin Management office. Exploration expense will continue to decrease in future months. The most significant decrease will relate to the closing of the Company's Great Basin Management subsidiary office located in Reno, effective October 31, 1997.

Net interest income (expense) increased $98,000, from income of $24,000 to expense of $74,000 during the quarters ended July 31, 1996 and 1997, respectively. This increase relates to decreased interest earnings on a lower cash balance, which resulted from the financing of capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation, and the Company's exploration and development activities in Colombia and Nevada, coupled with an increase in interest expense associated with increased debt related to the operating mine in Colombia.

Six months ended July 31, 1997 compared with six months ended July 31, 1996.

The Company had net loss of $1,023,000 ($ .03 per share) compared to $1,315,000 ($.05 per share in the six months ended July 31, 1997 and 1996, respectively. The primary reasons for the change relates to the increase in sales of precious metals of $973,000 resulting from an increase in ounces of gold shipped of 3,612 ounces, partly offset by a decrease in the average sales price per ounce, coupled with a decrease in selling, general and administrative expenses of $70,000 which relates to reductions in legal fees and rent expense, coupled with administrative cutbacks implemented in Colombia, partly offset by an increase in corporate overhead, and a decrease in exploration expenses of $60,000. All of the above were partly offset by an increase in costs applicable to sales of $667,000 which resulted from a $252,000 misclassification during the six months ended July 31, 1996, which caused the costs applicable to sales to be understated during the six months ended July 31, 1996; the remaining increase of $415,000 relates to a decrease in ending inventory from the prior year, and increases in personnel, materials and energy expenses associated with an increase in gold ounces produced of 2,451 ounces; an increase in personnel expenses resulting from inflationary wage increases; and increase in labor costs associated with he labor cooperative resulting from a negotiated increase in the contract; and increase in energy resulting from inflation; partly offset by reductions in contractor fee's, consulting fee's and maintenance and repair costs, coupled with an increase in interest expense of $135,000 related to decreased interest earnings on lower cash balances and an increase in interest expense associated with increased debt related to the operating mine in Colombia, and an increase in other expense of $30,000.

         Gain (Loss) From Mining

Sales of precious metals increased $973,000, from $1,969,000 to $2,942,000 during the six months ended July 31, 1996 and 1997, respectively. The increase in sales relates to and increase in gold ounces shipped of 3,612 ounces, from 4,863 gold ounces shipped to 8,475 gold ounces shipped during the six months ended July 31, 1996 and 1997, respectively, partly offset by a decrease in the average sales price per ounce of $57.75. The increase in gold ounces shipped relates to an increase in ore grade, coupled with an increase in tonnes produced, which resulted from further development of the El Limon mine and augmented production from the La Aurora. The decrease in the average sales price per ounce of gold is directly related to the decline in the gold market.

Costs applicable to sales increased $667,000, from $2,001,000 to $2,668,000 during the quarters ended July 31, 1996 and July 31, 1997, respectively. The increase relates to a $252,000 misclassification during the six months ended July 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the six months ended July 31, 1996. The adjustment for the misclassification results in a remaining increase of $415,000 which relates to a decrease in inventory of $204,000 resulting from a decrease in the ounces in ending inventory of approximately 794 ounces as compared to a decrease in the ounces in ending inventory of approximately 126 ounces during the six months ended July 31, 1997 and 1996, respectively. Additionally, gold ounces produced increased 2,451 ounces, from 5,343 gold ounces produced to 7,798 gold ounces produced during the six months ended July 31, 1996 and 1997, respectively. The increase in production contributed to an increase in personnel expenses of approximately 22.5% associated with an increase in the average number of employees and hours paid, an increase in materials of approximately 25% or $73,000, and an increase in energy expense of approximately 6% or $14,000. Personnel expenses increased approximately 37% as a result of inflationary wage increases of 13% in April 1996, 9% in October 1996 and 11.5% in April 1997. Labor costs associated with the labor cooperative increased approximately 14% or $90,000 resulting from a negotiated increase in the contract effective January 15, 1997. Energy expense increased approximately 16% or $38,000 as a result of inflation. All of the above were partly offset by a reduction in independent contractor fee's of approximately $82,000, which relates to the assignment of certain tasks to salaried personnel, a reduction in fees of approximately $33,000 related to reduced consulting fees, and reductions in repair and maintenance expense of approximately $21,000.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

         Cost and Expenses

The cost of abandoned mineral interests decreased $3,000, from $3,000 to $-0-during the six months ended July 31, 1996 and 1997, respectively. During the six months ended July 31, 1996, the La Victoria was abandoned for an associated cost of $3,000.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $70,000, from $834,000 to $764,000 during the six months ended July 31, 1996 and 1997, respectively. The decrease primarily relates to a decrease in general and administrative expenses associated with mining operations of $175,000 resulting from a reduction in legal fees of approximately $158,000 resulting from prior year fees associated with legalization and foreign investment, a decrease in rent of approximately $58,000, related to the exercise of an option to purchase the office building in December 1996, a reduction in travel expense of approximately $37,000, and other reductions which resulted from administrative cutbacks implemented in the Medellin office in Colombia. The decreases above were partly offset by an increase in corporate overhead of $102,000 associated with the addition of two Vice President positions and the position of Chief Financial Officer, as well as increases in legal and corporate relations expenses.

Exploration expense decreased $60,000, from $216,000 to $156,000 during the six months ended July 31, 1996 and 1997, respectively. This decrease is primarily related to expense reductions during the second quarter of fiscal 1998. See explanations above.

Net interest income (expense) increased $135,000, from income of $39,000 to expense of $96,000 during the six months ended July 31, 1996 and 1997, respectively. This increase relates to decreased interest earnings on a lower cash balance, which resulted from the financing of capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation, and the Company's exploration and development activities in Colombia and Nevada, coupled with an increase in interest expense associated with increased debt related to the operating mine in Colombia.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $268,000 and $300,000 in the six months ended July 31, 1997 and 1996, respectively.

COMMITMENTS AND CONTINGENCIES

Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. While the Company has not received any notice of intention from the Colombian Government to conduct such an audit and the Company has no reason to believe that the Colombian Government will conduct such an audit in respect of its subsidiary, Donna Ltd., the Company has the right to claim indemnity from Greenstone Resources Canada Limited pursuant to the terms of agreements made regarding the acquisition of Greenstone of Colombia, Ltd. and the Oronorte properties. (See
Part I - Item 3. Legal Proceedings of Form 10-KSB/A for the fiscal year ended January 31, 1997)

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

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In June 1997, the Company issued 300,000 common shares pursuant to the exercise of warrants issued in November 1995, which expired August 31, 1997, at an exercise price of 30 cents per share, for total gross proceeds of $90,000. The shares were issued to the holders of such warrants pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

On July 23, 1997, the Company issued 185,624 common shares in satisfaction of a note payable with principal and interest totaling $109,753, to Serem Gatro, the previous owner of the Company's subsidiary, Great Basin Exploration and Mining Company, Inc. The shares had an estimated fair market value of $109,753 at the time the agreement to satisfy the debt with shares (November 1, 1996) was reached. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 5.  OTHER INFORMATION

The Company amended the terms of two series of share purchase warrants, affecting most of the Company's outstanding warrants. One series, issued pursuant to a March 1996 Regulation S offering for the purchase of 4,980,000 shares prior to February 28, 1998, has had its expiration date extended for one year to February 28, 1999. The second series of warrants amended is for the purchase of 459,000 shares issued in an April 1997 private offering. The exercise price for both series of warrants has been modified so that any outstanding warrants of the series may be exercised at the following prices during the noted periods:

         1)      prior  to September 30,  1997 at a price of 22 cents per share,
         2)      between October 1 and November 30,  1997 at 40 cents per share,
         3) between December 1, 1997 and February 28, 1998 at 60 cents per share, and
         4) between March 1, 1998 and their expiration date of February 28, 1999 at the original price of 75 cents per share.

The Company's Mexican subsidiary, Minera Montoro, S.A. de C.V., has signed a contract with Compania Minera Constelacion, S.A. de C.V., the wholly owned Mexican subsidiary of Cominco, Ltd. of Canada, The terms of the contract define an option agreement by which Minera Montoro may acquire the Los Verdes property located approximately 200 kilometers east of Hermisillo, Sonora. The option agreement provides for an exclusive four month option period for due diligence (September 1, 1997 through December 31, 1997), with a sixty day extension period (January 1,1998 through March 1, 1998), at the end of which Fischer-Watt may purchase the property for U.S. $5.0 million, payable over a five year period from production start up. The Los Verdes property on the western flank of the Sierra Madre Mountains is an advanced stage copper exploration project which has been thoroughly explored by previous surface drilling and underground bulk sampling. It is anticipated that the project will be developed using conventional open pit mining methods and solvent extraction - electrowinning (SX-EW) technology. Current ore reserve evaluations indicate that Los Verdes contains 5.3 million tonnes of "minable" ore averaging 0.94% copper; initial indications are that copper recovery will average 80%. A 600,000 tonne per year open pit operation is envisioned, producing an average of 8.8 million pounds per year of electrolytic copper during its anticipated life of 10 years.

On August 22, 1997, the Company's stockholders ratified and approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 and to eliminate the previously authorized 250,000 shares of preferred stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

Exhibit  Item 601
No.      Category        Exhibit
-------  --------        -------
1        2               Letter of intent  dated  June 3, 1997,  between  Minera
                         Constelacion,  S.A. de C.V. and Minero  Montoro S.A. de
                         C.V. regarding the Los Verdes, filed as exhibit 1-2 to Form 10-QSB filed June 18, 1997 and incorporated herein by reference.

2        3               Articles of Incorporation as amended.

3        27              Financial  Data  Schedule for  the six (6) month period
                         ended July 31, 1997.


         (b)  Reports on Form 8-K

         During the quarter ended July 31, 1997, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                               FISCHER-WATT GOLD COMPANY, INC.


January 6, 1998                                By:  /s/ George Beattie
                                                  ------------------------------
                                                 George Beattie, President,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer),
                                                 Chairman of the Board and
                                                 Director


January 6, 1998                                By:  /s/ Michele D. Wood
                                                  ------------------------------
                                                 Michele D. Wood, Treasurer,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                 EXHIBIT INDEX

Exhibit     Item 601
No.         Category       Exhibit                                                         Page
-------     --------       -------                                                         ----

1              2               Letter of intent  dated  June 3, 1997,  between  Minera      N/A
                               Constelacion,  S.A. de C.V. and Minero  Montoro S.A. de
                               C.V. regarding the Los Verdes,  filed as exhibit 1-2 to
                               Form 10-QSB filed June 18, 1997 and incorporated herein
                               by reference.

2              3               Articles of Incorporation as amended.

3              27              Financial  Data  Schedule for  the six (6) month period
                               ended July 31, 1997.

