Form 10QSB
period 1997-10-31
FISCHER WATT GOLD CO INC
filed 1998-02-12
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:             October 31, 1997
                                                 ---------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $0.001 par value, outstanding as of January 15, 1998, was 35,159,784.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         FISCHER-WATT GOLD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                            October 31, 1997
                                                                            ----------------
CURRENT ASSETS:
      Cash ................................................................   $    373,000
      Certificate of deposit ..............................................        502,000
      Accounts receivable .................................................        306,000
      Due from related parties ............................................         48,000
      Inventories .........................................................        802,000
      Prepaid expenses ....................................................         38,000
                                                                              ------------
        Total current assets ..............................................      2,069,000

MINERAL INTERESTS, net ....................................................      4,314,000

PLANT, PROPERTY, AND EQUIPMENT ............................................      2,492,000
LESS ACCUMULATED DEPRECIATION .............................................       (555,000)
                                                                              ------------
                                                                                 1,937,000

FOREIGN TAX REFUNDS, net of $182,000 reserve ..............................        392,000
OTHER ASSETS ..............................................................         51,000
                                                                              ------------
        Total assets ......................................................   $  8,764,000
                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses ...............................   $  3,183,000
      Notes payable .......................................................        795,000
                                                                              ------------
        Total current liabilities .........................................      3,978,000

LONG-TERM LIABILITIES:
      Convertible note payable to shareholder .............................        765,000
                                                                              ------------
        Total liabilities .................................................   $  4,743,000
                                                                              ============
SHAREHOLDERS' EQUITY:
      Common stock, $0.001 par value, 50,000,000 shares authorized;
         35,159,784 shares outstanding at October 31, 1997  ...............         35,000
      Additional paid-in capital ..........................................     13,249,000
      Capital stock subscribed ............................................        721,000
      Foreign Currency translation adjustments ............................        261,000
      Deficit .............................................................    (10,245,000)
                                                                              ------------
        Total shareholders' equity ........................................      4,021,000

        Total liabilities and shareholders' equity ........................   $  8,764,000
                                                                              ============

      The accompanying notes are an integral part of these balance sheets.

                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                                October 31,                     October 31,
                                                            1997           1996            1997            1996
                                                            ----           ----            ----            ----

SALES OF PRECIOUS METALS ..........................   $  1,121,000    $  1,243,000    $  4,063,000    $  3,212,000
COSTS APPLICABLE TO SALES .........................     (1,218,000)     (1,014,000)     (3,886,000)     (3,015,000)
                                                      ------------    ------------    ------------    ------------
GAIN (LOSS) FROM MINING ...........................        (97,000)        229,000         177,000         197,000

GAIN (LOSS) ON SALE OF ASSETS .....................          -0-             -0-            (3,000)          -0-

COSTS AND EXPENSES:
     Abandoned and impaired mineral interests .....          -0-             -0-             -0-             3,000
     Selling, general and administrative ..........        411,000         502,000       1,176,000       1,337,000
     Exploration ..................................         67,000         117,000         223,000         333,000
                                                      ------------    ------------    ------------    ------------
                                                           478,000         619,000       1,399,000       1,673,000
                                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income (expense) ....................       (100,000)        (17,000)       (196,000)         23,000
     Other (expense) income .......................         12,000          (2,000)          2,000          29,000
     Currency exchange losses, net ................       (500,000)         56,000        (768,000)       (244,000)
                                                      ------------    ------------    ------------    ------------
                                                          (588,000)         37,000        (962,000)       (192,000)
                                                      ------------    ------------    ------------    ------------

Net loss before income taxes ......................     (1,164,000)       (353,000)     (2,187,000)     (1,668,000)

TAX PROVISION .....................................          -0-             -0-             -0-             -0-
                                                      ------------    ------------    ------------    ------------
NET LOSS ..........................................   ($ 1,164,000)   ($   353,000)   ($ 2,187,000)   ($ 1,668,000)
                                                       ===========     ===========     ===========     ===========

LOSS PER SHARE ....................................          ($.03)          ($.01)          ($.07)          ($.06)
                                                      ------------    ------------    -------------    -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING ....................................     35,090,117      31,213,427      33,112,060      29,274,760
                                                      ------------    ------------    ------------    ------------

        The accompanying notes are an integral part of these statements.

                         FISCHER-WATT GOLD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                                October  31,
                                                                             1997           1996
                                                                         -----------     ----------

Net cash used in operating activities ................................   $  (759,000)   $(3,238,000)

Net cash used in investing activities ................................      (325,000)      (551,000)

Net cash provided by financing activities ............................       973,000      5,062,000
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH ......................................      (111,000)     1,273,000

CASH, at beginning of period .........................................       484,000        266,000
                                                                         -----------    -----------

CASH, at end of period ...............................................   $   373,000    $ 1,539,000
                                                                         -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest ........................   $   209,000    $    32,000
     Cash paid during the period for taxes ...........................        71,000        164,000

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NONCASH
    ACTIVITIES:
     Common stock issued in exchange for professional services
       rendered ......................................................   $    53,000    $    21,000
     Common stock issued in satisfaction of a note payable ...........   $   110,000          -0-
     Common stock issued in exchange for certain unpatented
       mining claims .................................................         -0-      $    50,000
     Long-term debt incurred in connection with purchase of
       mineral interest ..............................................         -0-      $   700,000

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

Future Financing and Realization

Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $10,245,000, has a net working capital deficiency of $1,909,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management previously anticipated achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998. The Company exceeded targeted levels of production, however, these efforts were offset by a sharp decline in the market price of gold that has prevented the realization of positive cash provided from operating activities. Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's Colombian operations. Based on an estimated sales price per ounce of gold of $300 for the first four months of 1998, and $310 per ounce for the remaining eight months of 1998, management anticipates the Company's Colombian operations will generate a self-sustaining cash flow during the fiscal year ending January 31, 1999. Expansion and or development efforts in other countries, and administrative expenses, will need to be funded with cash raised from future equity or debt financing, the exercise of common stock warrants (see
Note 9 to  Financial  Statements  of Form  10-KSB/A  for the  fiscal  year ended
January 31, 1997 and related discussion in Liquidity and Capital Resources section of this report), and disposition of or joint ventures with respect to mineral properties. Additionally, if the market price of gold remains below the estimated sales price of gold set forth above, the Company's Colombian operations will likely require additional capital. Expenditures for exploration projects have been reduced, and may be reduced further, if necessary.

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

2.  ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 1997 consist of:

     Trade ......................................................   $   212,000
     Other ......................................................        94,000
                                                                     ----------
          Total accounts receivable .............................   $   306,000

3.  INVENTORIES

Inventories at October 31, 1997 consist of:

     Finished products and products in process ...................   $   334,000
     Supplies, materials and spare parts ........................       468,000
                                                                     ----------
         Total inventories ......................................   $   802,000

4.  MINERAL INTERESTS

Capitalized costs for mineral interests at October 31, 1997 consist of:

Operating mining property:
     El Limon Mine, Oronorte District ...........................   $ 1,472,000
     Less accumulated depletion .................................      (382,000)
                                                                     ----------
                                                                    $ 1,090,000

Non-operating properties, net of reserves:
     El Carmen, Colombia ........................................   $   485,000
     La Aurora, Colombia ........................................       441,000
     Juan Vara, Colombia ........................................       151,000
     El Viente, Colombia ........................................         1,000
     Los Verdes, Mexico .........................................        28,000
     Kobeh, Nevada ..............................................        84,000
     Castle .....................................................       780,000
     Coal Canyon, Nevada ........................................       608,000
     Red Canyon, Nevada .........................................       334,000
     Tempo, Nevada ..............................................        51,000
     Sacramento Mountains, California ...........................       154,000
     Water Canyon, Nevada .......................................        19,000
     Amador, Nevada .............................................        15,000
     Modoc, California ..........................................        73,000
                                                                     ----------
         Total mineral interests ................................   $ 4,314,000

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

The Company has a $500,000 line of credit with a Colombian bank. Advances under this line, which totaled $343,000 at September 30, 1997, accrue interest at rates from 26% to 39% and are collateralized by a $502,000 certificate of deposit which bears interest at 3.9%.

The Company has a $94,000 note payable to a bank at September 30, 1997. The note bears interest at the legal Colombian rate (DTF) plus 10 points (30.25% at June 30, 1997), requires interest to be paid quarterly, and is collateralized by a building.

The Company has an uncollateralized note payable to a Colombian labor cooperative in the amount of $55,000, which bears interest at 29%, and requires interest to be paid quarterly. Principal and remaining interest was due in full on January 31, 1998. The Company is currently renegotiating the repayment terms.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due in cash on September 30, 1998 or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock and payment in cash of accrued interest. Accrued interest at October 31, 1997 was $65,000. The Company's option to issue shares in satisfaction of the principal portion of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

6.  EQUITY AND COMMON STOCK

On March 12, 1996 the Company completed a $5 million foreign offering of equity pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at the following prices during the noted periods: 1) prior to September 30, 1997 at a price of 22 cents per share, 2) between October 1 and November 30, 1997 at 40 cents per share, 3) between December 1, 1997 and February 28, 1998 at 60 cents per share, and 4) between March 1, 1998 and their expiration date of February 28, 1999 at 75 cents per share. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 of such units were sold in the form of Special Warrants, convertible into 680,000 units at any time prior to February 28, 1998, and the collected proceeds of $721,000 attributable to the sale of those units are classified as capital stock subscribed within the Company shareholders' equity accounts. As of October 31, 1997, none of the 680,000 units had been issued.

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

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at 53 cents per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable.

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

In August 1997, the Company issued 2,150,400 common shares pursuant to the exercise of warrants issued in November 1995, which expired August 31, 1997, at an exercise price of 22 cents per share. The Company received total gross proceeds of approximately $473,000.

In September 1997, two consultants were each granted options to purchase a total of 200,000 shares of common stock at 22 cents per share (fair market value at time of grant) in consideration for investment banking and promotional services. These options become exercisable on September 1, 1998 and expire five years after they become exercisable.

On October 31, 1997, an officer was granted options to purchase 250,000 shares of common stock at 16.5 cents per share (fair market value at time of grant). These options become exercisable on October 31, 1998 and expire five years after they become exercisable.

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

The following is a discussion of Fischer-Watt Gold Company, Inc.'s (the "Company") current financial condition as well as its operations for the nine months ended October 31, 1997 (fiscal 1998) and October 31, 1996 (fiscal 1997). This discussion should be read in conjunction with the Financial Statements in
Item 1 of this report as well as the Financial Statements in Form 10-KSB/A for the fiscal year ended January 31, 1997 on file with the Securities and Exchange Commission, as the discussion set forth below is qualified in its entirety by reference thereto.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

As of January 15, 1998 the Company had approximately $160,000 in cash, and accounts payable of approximately $2,819,000.

On October 31, 1997, the Company's current ratio was .5:1 based on current assets of $2,069,000 and current liabilities of $3,978,000. On October 31, 1996, the Company's current ratio was 1.4:1 based on current assets of $3,235,000 and current liabilities of $2,341,000. The decrease in the current ratio at October 31, 1997 is primarily related to a decrease in the cash balance of approximately $666,000 and a decrease in amounts due from related parties of approximately $448,000, which were both utilized to finance the Company's capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation and the Company's exploration and development activities in Colombia and Nevada, a decrease in inventories of approximately $37,000, an increase in accounts payable and accrued expenses of approximately $1,470,000 and an increase in notes payable of approximately $167,000, all of which are related to the increased activity and working needs of the mining operation in Colombia. The above items are partially offset by an increase in prepaid expenses of approximately $18,000, which relates to the increased activity associated with the mining operation in Colombia.

A current ratio of less than 1:1 indicates the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next year.

Fischer-Watt incurred a net loss of $3,378,000 in fiscal 1997, has an accumulated deficit of $10,245,000, has a net working capital deficiency of $1,909,000 and continues to experience negative cash flow and losses from operations. The Company did report net income in fiscal 1996, however this was principally the result of realized gains on the sale or exchange of non-producing mineral properties. These conditions have caused the Company's independent auditor to raise substantial doubt about the Company's ability to continue as a going concern.

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

Additionally, effective February 1, 1998, the Company's senior management elected to defer ten percent (10%) of their gross salaries. Future repayment of the deferred salaries will be at the discretion of the Board of Directors.

The selling price of gold and silver is established by the world market. This price is determined by many factors, none of which are in the control of the Company. The major adverse factor has been the selling of gold reserves by various central banks. The selling price of the Company's major product, gold, has declined approximately 17% during the year, from approximately $385 per ounce of gold to approximately $320 per ounce of gold.

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

In September 1997, the Company issued 209,000 common shares pursuant to the exercise of warrants issued in April, 1997, which expired February 28, 1999, at an exercise price of 22 cents per share. The Company received total gross proceeds of approximately $46,000.

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

At October 31, 1997 the Company had long term debt of $765,000 compared to $700,000 at October 31, 1996. The increase of $65,000 is solely related to the accrual of interest on a note payable to Kennecott Exploration Company as described below. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on September 30, 1998 or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock and payment in cash of accrued interest. The Company's option to issue shares in satisfaction of the principal portion of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

RESULTS OF OPERATIONS

Three months ended October 31, 1997 compared with three months ended October 31, 1996.

The Company had net loss of $1,164,000 ($.03 per share) compared to $353,000 ($.01 per share) during the quarters ended October 31,1997 and 1996, respectively. The increase in net loss of $811,000 primarily relates to an increase in currency exchange loss of approximately $557,000, resulting from an increase in the exchange rate of 11.2% during the quarter ended October 31, 1997, as compared to a decrease in the exchange rate of 2.3% during the quarter ended October 31, 1996; an increase in costs applicable to sales of approximately $204,000 which primarily resulted from a $268,000 misclassification during the quarter ended October 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the quarter ended October 31, 1996; a decrease in sales of precious metals of $122,000 resulting from an increase in gold ounces shipped of 215, offset by a decrease in the average sales price per ounce of gold of approximately $58. All of the above were partly offset by an increase in interest expense of approximately $83,000 related to decreased interest earnings on lower cash balances and an increase in interest expense associated with increased debt related to the operating mine in Colombia; a decrease in selling, general and administrative costs of approximately $91,000 related to a decrease in expenses associated with the Colombian subsidiary resulting from reduction in legal fees and rent expense, coupled with administrative cutbacks made in the Medellin office; a decrease in exploration expenses of approximately $50,000 and a decrease in other expenses of approximately $14,000.

The cash cost per ounce of gold for the nine months ended October 31, 1997 was $292.88 as compared to $305.66 for the nine months ended October 31, 1996. The improvement relates to operational efficiencies gained with the increase in production of 2,710 ounces from 9,128 gold ounces produced to 11,838 gold ounces produced during the nine months ended October 31, 1996 and 1997, respectively. The increase in production resulted from further development of the El Limon mine, coupled with an increase in ore grade, and augmented production from the La Aurora. Additionally, the improvement in cash cost per ounce related to the implementation of administrative cost reductions. Further reductions in the cash cost per ounce are anticipated as a result of additional administrative cutbacks, and continued improvement of grade and planned modifications of the plant.

Gain (Loss) From Mining

Sales of precious metals decreased $122,000, from $1,243,000 to $1,121,000 during the quarters ended October 31, 1996 and 1997, respectively. The decrease in sales relates to a decrease in the average sales price per ounce of gold of approximately $58, partly offset by an increase in gold ounces shipped of 215 ounces, from 3,290 ounces of gold shipped to 3,505 ounces of gold shipped during the quarters ended October 31, 1996 and 1997, respectively. The increase in gold ounces shipped relates to an increase in ore grade, coupled with an increase in tonnes produced, which resulted from further development of the El Limon mine and augmented production from the La Aurora. The decrease in the average sales price per ounce of gold is directly related to the decline in the gold market.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs applicable to sales increased $204,000 from $1,014,000 to $1,218,000 during the quarters ended October 31, 1996 and 1997, respectively. The increase relates to a $268,000 misclassification during the quarter ended October 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the quarter ended October 31, 1996. The adjustment for the misclassification results in a remaining decrease in costs applicable to sales of $64,000, which relates to the following: an increase in inventory of approximately $187,000 which resulted from an increase in the ounces in ending inventory of approximately 540 ounces as compared to an increase in the ounces in ending inventory of approximately 496 ounces during the quarters ended October 31, 1997 and 1996, respectively; a reduction in independent contractor fees of approximately $60,000, which relates to the assignment of certain tasks to salaried personnel; a reduction in fees of approximately $43,000, related to reduced consulting fees; reductions in energy of approximately $15,000; and reductions in maintenance and repair of approximately $11,000. All of the above were partly offset by the following: an increase in the provision for ending inventory of approximately $138,000 during the quarter ended October 31, 1997, as compared to a decrease in the provision for ending inventory of approximately $63,000 during the quarter ended October 31, 1996; an increase in personnel expenses of approximately $30,000 primarily resulting from inflationary wage increases of 13% in April 1996, 9% in October 1996 and 11.5% in April 1997; and an increase in selling expenses of approximately $19,000, which is attributed to an increase in ounces sold of approximately 215 ounces.

Costs and Expenses

Selling, general and administrative costs decreased $91,000, from $502,000 to $411,000 during the quarters ended October 31, 1996 and 1997, respectively. The decrease primarily relates to a decrease in general and administrative expenses associated with the Colombian subsidiary resulting from reductions in legal fees associated with prior year legalization and foreign investment, a reduction in rent expense related to the exercise of an option to purchase the office building in December 1996, a reduction in travel expense, and other reductions which resulted from administrative cutbacks implemented in the Medellin office. The decrease in selling, general and administrative expenses associated with the Colombian subsidiary were partly offset by an increase in Corporate selling, general and administrative expenses. The increase in Corporate expenses is primarily attributable in an increase in Corporate Relations expenses associated with the Annual Shareholders Meeting held on August 22, 1997, and the write-off of various capitalized asset balances.

Exploration expense decreased $50,000, from $117,000 to $67,000 during the quarters ended October 31, 1996 and 1997, respectively. This decrease primarily relates to the reduction in staffing by one person, and a reduction in fees associated with conferences and other office expense reductions for the Great Basin Management office. Exploration expense will continue to decrease in future months. The most significant decrease will relate to the closing of the Company's Great Basin Management subsidiary office located in Reno, effective October 31, 1997.

Net interest expense increased $83,000, from $17,000 to $100,000 during the quarters ended October 31, 1996 and 1997, respectively. This increase relates to decreased interest earnings on a lower cash balance, which resulted from the financing of capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation, and the Company's exploration and development activities in Colombia and Nevada, coupled with an increase in interest expense associated with increased debt related to the operating mine in Colombia.

Nine months ended October 31, 1997, compared with nine months ended October 31, 1996.

The Company had net loss of $2,187,000 ($ .07 per share) compared to $1,668,000 ($.06 per share) in the nine months ended October 31, 1997 and 1996, respectively. The primary reasons for the change relates to the following: an increase in sales of precious metals of $851,000 resulting from an increase in gold ounces shipped of 3,481, partly offset by a decrease in the average sales price per ounce of approximately $39; a decrease in selling, general and administrative expenses of approximately $161,000 which relates to reductions in legal fees and rent expense, coupled with administrative cutbacks implemented in Colombia, partly offset by an increase in corporate overhead, and a decrease in exploration expenses of $110,000 which resulted in cutbacks made in the Great Basin Management subsidiary office. All of the above were offset by the following: an increase in costs applicable to sales of $871,000 which resulted from a $524,000 misclassification during the nine months ended October 31, 1996, which caused the costs applicable to sales to be understated during the nine months ended October 31, 1996, the remaining increase in costs applicable to sales of $347,000 relates to a decrease in ending inventory from the prior year, and increases in personnel, materials and energy expenses associated with an increase in gold ounces produced of 2,451 ounces: an increase in personnel and energy expenses resulting from inflationary increases, and an increase in labor costs associated with a negotiated increase in the labor cooperative's contract, an increase in selling expenses attributed to an increase in gold ounces sold of 3,481, partly offset by reductions in contractor fees, consulting fees and maintenance and repair costs; coupled with an increase in currency exchange loss of approximately $524,000 which relates to an increase in the exchange rate of approximately 19%; an increase in interest expense of $219,000 related to decreased interest earnings on lower cash balances and an increase in interest expense associated with increased debt related to the operating mine in Colombia; and an increase in other expense of $27,000.

Gain (Loss) From Mining

Sales of precious metals increased $851,000, from $3,212,000 to $4,063,000 during the nine months ended October 31, 1996 and 1997, respectively. The increase in sales relates to an increase in gold ounces shipped of 3,481 ounces, from 8,499 gold ounces shipped to 11,981 gold ounces shipped during the nine months ended October 31, 1996 and 1997, respectively, partly offset by a decrease in the average sales price per ounce of approximately $39. The increase in gold ounces shipped relates to an increase in ore grade, coupled with an increase in tonnes produced, which resulted from further development of the El Limon mine and augmented production from the La Aurora. The decrease in the average sales price per ounce of gold is directly related to the decline in the gold market.

Costs  applicable to sales  increased  $871,000,  from  $3,015,000 to $3,886,000 during the nine months ended October 31, 1996 and October 31, 1997, respectively. The increase relates to a $524,000 misclassification during the nine months ended October 31, 1996, which was adjusted during the fourth quarter 1996, which caused the costs applicable to sales to be understated during the nine months ended October 31, 1996. The adjustment for the misclassification results in a remaining increase of $347,000 which relates to the following: a decrease in inventory of approximately $27,000 resulting from a decrease in the ounces in ending inventory of approximately 143 ounces as compared to an increase in the ounces in ending inventory of approximately 629 ounces during the nine months ended October 31, 1997 and 1996, respectively; an increase in selling expenses of approximately $132,000 which is attributed to an increase in ounces sold of 3,481 ounces; a reduction in the provision for ending inventory of approximately $133,000 during the nine months ended October 31, 1996, as compared to an increase in the provision for ending inventory of approximately $10,000 during the nine months ended October 31, 1997. Additionally, gold ounces produced increased 2,709 ounces, from 9,129 gold ounces produced to 11,838 gold ounces produced during the nine months ended October 31, 1996 and 1997, respectively. The increase in production contributed to an increase in personnel expenses of approximately $14,000 associated with an increase in the average number of employees and hours paid, and an increase in materials of approximately $65,000. Personnel expenses increased approximately $115,000 as a result of inflationary wage increases of 13% in April 1996, 9% in October 1996 and 11.5% in April 1997. Labor costs associated with the labor cooperative increased approximately $98,000 resulting from a negotiated increase in the contract effective January 15, 1997. Energy expense increased approximately $36,000 as a result of inflation. All of the above were partly offset by a reduction in independent contractor fees of approximately $142,000, which relates to the assignment of certain tasks to salaried personnel, a reduction in fees of approximately $76,000 related to reduced consulting fees, and reductions in repair and maintenance expense of approximately $32,000.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Cost and Expenses

The cost of abandoned mineral interests decreased $3,000, from $3,000 to $-0-during the nine months ended October 31, 1996 and 1997, respectively. During the nine months ended October 31, 1996, the La Victoria was abandoned for an associated cost of $3,000.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $161,000, from $1,337,000 to $1,176,000 during the nine months ended October 31, 1996 and 1997, respectively. The decrease primarily relates to a decrease in general and administrative expenses associated with mining operations of approximately $306,000 resulting from a reduction in legal fees resulting from prior year fees associated with legalization and foreign investment, a decrease in rent related to the exercise of an option to purchase the office building in December 1996, a reduction in travel expense, and other reductions which resulted from administrative cutbacks implemented in the Medellin office in Colombia. The decreases above were partly offset by an increase in corporate overhead of approximately $145,000 associated with the addition of two Vice President positions and the position of Chief Financial Officer, as well as increases in legal and corporate relations expenses.

Exploration expense decreased $110,000, from $333,000 to $223,000 during the nine months ended October 31, 1996 and 1997, respectively. This decrease relates to the reduction in staffing by one person, a reduction in legal fees associated with drafting the Tempo joint venture agreement and assistance with claim filings, a reduction in fees associated with conferences and other office expense reductions for the Great Basin Management office. Exploration expense will continue to decrease in future months. The most significant decrease will relate to the closing of the Company's Great Basin Management subsidiary office located in Reno, effective October 31, 1997.

Net interest expense increased $219,000, from income of $23,000 to expense of $196,000 during the nine months ended October 31, 1996 and 1997, respectively. This increase relates to decreased interest earnings on a lower cash balance, which resulted from the financing of capital equipment and working capital needs related to further development and expansion of the Colombian gold mining operation, and the Company's exploration and development activities in Colombia and Nevada, coupled with an increase in interest expense associated with increased debt related to the operating mine in Colombia.

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $244,000 and $768,000 in the nine months ended October 31, 1996 and 1997, respectively. The increase in the currency exchange loss of $524,000 relates to an increase in the exchange rate, from Colombian peso to US dollar, of approximately 19% during the nine months ended October 31, 1997, as compared to an increase in the exchange rate of approximately 3% during the nine months ended October 31, 1996.

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

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In August 1997, the Company issued 2,150,400 common shares pursuant to the exercise of warrants issued in November 1995, which expired August 31, 1997, at an exercise price of 22 cents per share. The Company received total gross proceeds of approximately $473,000. The shares were issued to the holders of such warrants pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

In September 1997, two consultants were each granted options to purchase a total of 200,000 shares of common stock at 22 cents per share (fair market value at time of grant) in consideration for investment banking and promotional services. These options become exercisable on September 1, 1998 and expire five years after they become exercisable. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

On October 31, 1997, an officer was granted an option to purchase 250,000 shares of common stock at 16.5 cents per share (fair market value at time of grant). This option becomes exercisable on October 31, 1998 and expires five years after it becomes exercisable. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 1997, at the Annual Meeting of Stockholders, the Company's stockholders voted on two proposals as follows:

1) Election of Directors - All nominees for director were elected. The votes were cast as follows:

   Name                           For             Withhold Authority         Abstain         Not Voted
   ----                           ---             ------------------         ------          ---------
George Beattie                 21,148,795                27,500              104,500        11,205,865
Gerald D. Helgeson             21,141,795                62,000              104,500        11,205,865
Anthony P. Taylor              21,099.195                77,100              104,500        11,205,865
Peter Bojtos                   21,148,795                27,500              104,500        11,205,865
James M. Seed                  21,148,795                27,500              104,500        11,205,865
Jorge Ordonez                  21,137,295                39,000              104,500        11,205,865

2) Increase in authorized shares of common stock and elimination of preferred stock - The Company's stockholders ratified and approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 and to eliminate the previously authorized 250,000 shares of preferred stock. The votes were cast as follows:

        For               Against              Abstain            Broker Non-Votes             Not Voted
        ---               -------              -------            ----------------             ---------
    16,787,097            344,160              81,488                 4,068,050               11,205,865

Item 5.  OTHER INFORMATION

On October 28, 1997, the Company's subsidiary, Great Basin Exploration and Mining Company, Inc. (GBEM), entered into a Letter Agreement with First Point Minerals Corporation (First Point), wherein First Point paid $11,178 to GBEM in consideration for an option to acquire the Amador and Water Canyon properties. The letter Agreement requires First Point ot maintain all of the Claims in good standing. The option may be exercised by First Point at any time on or before August 31, 2002, to acquire all or any portion of the claims. Following exercise of the option, First Point shall deliver to GBEM or its permitted assigns, 200,000 shares of common stock.

On January 16, 1998, the Company entered into an Option Agreement with Zephyr Resources, Inc. (Zephyr), wherein Zephyr paid $20,000 to Fischer-Watt in consideration for an option to receive a Lease of Mining Property covering the Castle property. The Option Agreement grants Zephyr 150 days to exercise its option to receive the Lease. Upon exercise of the option, Zephyr shall pay Fischer-Watt $40,000 cash.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

Exhibit Item 601

No.      Category        Exhibit
---      --------        -------
1        3(i)            Articles of Incorporation as amended.  Filed as exhibit
                         2-3  to  Form  10-QSB  filed   January  8,  1998,   and
                         incorporated herein by reference.

2        3(ii)           By-Laws of the Corporation. Amended and restated. Filed
                         as exhibit 3-3 to Form 10- QSB filed December 16, 1996, and incorporated herein by reference.

3        10              Option effective August 31, 1997, whereby  Fischer-Watt
                         Gold Company, Inc., grants Bob Chapman an option to purchase 50,000 shares of Fischer-Watt Gold Company,
                         Inc., restricted common stock.

4        10              Option effective August 31, 1997, whereby  Fischer-Watt
                         Gold Company, Inc., grants Rick Lundgren an option to purchase 150,000 shares of Fischer-Watt Gold Company,
                         Inc., restricted common stock.

5        10              English  translation  of contract  dated  September  1,
                         1997,  between  Minera  Constelacion,  S.A. de C.V. and
                         Minera Montoro S.A. de C.V. regarding an option to acquire the Los Verdes.

6        10              English translation of addendum, dated October 1, 1997,
                         to  Purchase-Sale  Agreement  between  Compania  Minera
                         Oronorte  S.A.  (seller)  and NISSHO  IWAI  Corporation
                         (buyer) dated December 19, 1995 (filed as exhibit 34-10 to Form 10-KSB filed September 25, 1996).

7        10              Employment   agreement   effective  October  24,  1997,
                         between  Fischer-Watt  Gold Company,  Inc.,  and George
                         Beattie  whereby  Fischer-Watt  agrees  to  employ  Mr.
                         Beattie for a two-year period as President.

8        10              Letter agreement dated October 28, 1997,  between First
                         Point Minerals  Corporation and Great Basin Exploration
                         and  Mining   Company,   Inc.,   wherein   Great  Basin
                         Exploration  and Mining  Company,  Inc.,  grants  First
                         Point Minerals Corporation an option to acquire the claims of the Amador and Water Canyon properties.

9        10              Option effective October 31, 1997, whereby Fischer-Watt
                         Gold Company, Inc., grants George Beattie an option to purchase 250,000 shares of Fischer-Watt Gold Company,
                         Inc., restricted common stock.

10       27              Financial  Data  Schedule for the nine (9) month period
                         ended October 31, 1997.

         (b)  Reports on Form 8-K

         During the quarter ended October 31, 1997, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.


February 11, 1998

         By:     /s/ George Beattie
              ---------------------------------
         George Beattie, President,
         Chief Executive Officer
         (Principal Executive Officer),
         Chairman of the Board and Director



February 11, 1998

         By:     /s/ Michele D. Wood
              ---------------------------------
         Michele D. Wood, Treasurer,
         Chief Financial Officer
         (Principal Financial and Accounting Officer)