Form 10QSB/A
period 1997-07-31
FISCHER WATT GOLD CO INC
filed 1998-02-17
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

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

LIQUIDITY AND CAPITAL RESOURCES

         Short-term Liquidity

As of December 15, 1997 the Company had approximately $239,000 in cash, and accounts payable of approximately $2,855,000.

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

The selling price of gold and silver is established by the world market. This price is determined by many factors, none of which are in the control of the Company. The major adverse factor has been the selling of gold reserves by various central banks. The selling price of the Company's major product, gold, has declined approximately 12% during the year, from approximately $385 per ounce of gold to approximately $340 per ounce of gold.

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

2        3               Articles  of   Incorporation  as  amended,    filed  as
                         exhibit 2-3 to Form 10-QSB filed January 6, 1998 and incorporated herein by reference.

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


                                               FISCHER-WATT GOLD COMPANY, INC.


February 17, 1998                              By:  /s/ George Beattie
                                                  ------------------------------
                                                 George Beattie, President,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer),
                                                 Chairman of the Board and
                                                 Director


February 17, 1998                              By:  /s/ Michele D. Wood
                                                  ------------------------------
                                                 Michele D. Wood, Treasurer,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


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

2              3               Articles of Incorporation  as amended, filed as exhibit      N/A
                               2-3   to   Form  10-QSB   filed   January  6,  1998 and
                               incorporated herein by reference.

3              27              Financial  Data  Schedule for  the six (6) month period
                               ended July 31, 1997.

