Form 10KSB
period 1999-01-31
FISCHER WATT GOLD CO INC
filed 1999-10-21
CIK 844788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   For the fiscal year ended January 31, 1998
                                             ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the Transition period from         to
                                     ---------  ---------
                         Commission file number 0-17386

                        FISCHER-WATT GOLD COMPANY, INC.
                 (Name of small business issuer in its Charter)

               Nevada                                          88-0227654
-----------------------------------                       -------------------
   (State or other  jurisdiction                              (IRS Employer
of incorporation  or  organization)                        Identification No.)

1621 North 3rd Street, Suite 1000
       Coeur d'Alene, Idaho                                      83814
----------------------------------------                      ------------
(Address of principal executive offices)                       (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757
                                                 ------------

Securities registered under Section 12(b) of the Exchange Act :   NONE

Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 5,502,625.

The aggregate market value of the voting stock held by non-affiliates as of May 1, 1998 (using the average of the Bid and Asked prices) was $ 3,164,381.

The number of Shares of Common Stock, $ .001 par value, outstanding on May 1, 19998 was 667.

Documents Incorporated by Reference into this Report: NONE

Transitional Small Business Disclosure Format ( check one) YES [   ]   NO [   ]

                                     PART 1
Item 1. DESCRIPTION OF BUSINESS

Introduction
------------

Fischer-Watt Gold Mining Company, Inc. (collectively with its subsidiaries, "Fischer-Watt", "FWG" or the "Company"), was formed under the laws of the State of Nevada in 1986. Fischer-Watt's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or mineral claims or any right, title or interest therein; and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

During the fiscal year ending January 31, 1998, no material acquisitions were completed by the Company.

On January 29, 1996, the Company acquired Great Basin Management Co., Inc., ("GBM"). GBM is a 100% owner of Great Basin Exploration and Mining Co., Inc., ("GREM"), a mineral exploration Company based in Reno, Nevada. GBM was acquired through the merger of a wholly-owned subsidiary of the Company with GBM in which 4,125,660 shares of FWG common stock were issued to the shareholders of GBM.

During fiscal year 1997, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. The Company assumed control of operations in late August 1995 after purchasing it from Greenstone Resources of Canada. During calendar year 1997 the mine produced 16,665 ounces of gold and a like amount of silver. This was a 30% increase from the previous year. During the third quarter of the fiscal year ended January 31, 1997, production reached a record high of 3,786. This increase in production reflects the implementation of a grade control program that was instituted under the Company's management. Further improvement in grade is anticipated when the equipment for a new slurry pumping system became fully operational during April 1997.

The Company revenue for the year was $5,502,625, the cost of sales were $4,076,361 and General and administrative expense's were $1,304,853. The average selling price of gold during the year was $330.98 per ounce.

In fiscal year 1997 the company revised its cash cost calculation methodology was made in an effort to more closely conform to the Gold Institute Production Cost Standard.

Operations
----------
The cash cost per ounce of gold was $381.58 for fiscal 1996 and fell to $302.70 in fiscal 1997.

The Company sells most of its precious metal production to one customer. However due to the nature of the precious metals market the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be directly effected by weakness in the precious metals processing business, the Company monitors the financial condition of its customer and considers the risk of credit loss to be remote.

Production from the El Limon Mine comes from a single vein with an average dip of 42 degrees and an average width of 0.5 meters. The average grade of this vein is 1.2 ounces of gold per tonne. Prior to the time that the company took over the operation the average grade of the ore being sent to the plant for processing was only 11.2 grams per tonne or 30 % of the available value of the vein. It was apparent from this data that a study program which would identify methods to improve the grade of the ore being sent to the processing plant was necessary. Several steps have been taken already as a result of this grade control program and more will follow. The actions which are already underway are as follows:

The previous mining method required a minimum stoping width of 1.2 meters and made it necessary for the miners to stand on a slippery slope of 42 degrees while drilling the holes required to blast the ore and waste. These requirements dictated that at a minimum the grade of the ore being sent to the processing plant would be diluted by 60% and that the productivity of the miners would be restricted. In fact the actual dilution of the ore was higher. Grade to the processing plant of 0.36 ounces per tonne vs. an available grade of 37 grams per tonne is a dilution of 70%. A new mining method has been designed and put into operation which reduces the minimum stoping width to 1 meter and enables the miners work down the 42 degree slope and stand on solid rock while drilling.

The vein at the El Limon Mine is a white, opaque quartz which normally breaks into pieces two inches in diameter or smaller when blasted. However the waste material surrounding the vein is a very dark colored metasediment which normally breaks into much larger pieces. The difference in breaking size between the ore material and the waste has been put to use underground by putting all of the blasted material on a two inch grizzly (screen), separating the oversize material and putting it back into mined out working places (stopes) for ground support. Analysis of the sand size particles produced by blasting in the stopes showed that they contain significant amounts of gold and a system has been designed which will allow this fine material to be washed off of the larger fragments of the ore and waste, collected in various sumps underground and on surface and pumped to the processing plant. This washing system in addition to recovering high grade fines allows for visual discernment of ore and waste and manual separation as the material proceeds from underground to the processing plant. Installation of this slurry pumping system which was designed to be done in phases is approximately 50% complete and is anticipated to be fully operational by September 1997.

The results of this grade control program to date have been impressive. As stated previously the average feed grade prior to the company taking control of the mine was 0.36 ounces per tonne the average grade presently is 17.7 grams per tonne. This is a 58% improvement in the grade of material delivered from the mine.

The characteristics of the ore body, such as vein width and grade, have not changed. The improved output is being accomplished by a two stage upgrading of the mined ore where waste rock that became mixed in with the vein material during the mining sequence is removed prior to the ore being milled. A large percentage of this waste is now being removed while the ore is still underground. The separation is based on the different breakage characteristics of the ore and waste with the waste rock breaking into larger fragments than the vein material. A second ore and waste separation is carried out on the surface. This sorting is based on color since the waste rock is a uniform dark rock compared to the lighter colored ore. These measures have resulted in the mill feed being upgraded from an average of 17.7 grams per tonne to 20.2 grams per tonne, an increase of 14 percent.

Since a significant portion of this ore-waste separation is carried out underground, that waste is no longer being hoisted thereby creating hoisting capacity for additional ore. In this way, mill throughput of the upgraded ore has been averaging 2,133 maintained at around 2,000 tonnes per month.

To reduce costs and improve efficiencies, personnel changes and realignment are continuing to take place, a new cost control system has been introduced, improved metal revenue enhancement program implemented, the size of the support staff reduced and improved purchasing procedures put in place at both the mine site and Medellin office.

Mine Development
----------------
A change in the mining method at the El Limon Mine has increased productivity in the stopes and development of a new level, Level 6, is underway. The capacity of the locomotive ore cars, and mucking machines, assigned to Level 6 will be increased to improve the efficiency of development and production.

To augment production from the El Limon Mine, development of two other properties, both under control of Oronorte, has begun. The first, the La Aurora is approximately six kilometers south of El Limon Mine and is close to a publicly maintained highway. It is accessed by a 310 meter long decline ramp which was constructed with rubber tired mining equipment. The ramp intersects a vein structure similar to El Limon. The mine will utilize low cost, trackless, mining methods. The mine is fully developed but was placed on standby in October awaiting improvement in the price of gold. When operational, the ore from the La Aurora will be transported to the mill at El Limon.

Development of the second property, the Juan Vara, has been temporarily suspended in order to concentrate efforts on the La Aurora, El Limon, and better price for gold. The Juan Vara is approximately two kilometers from the El Limon Mine processing plant. Earlier in fiscal 1997, two diamond drill holes were completed from surface. One hole intersected the vein at a depth of 80 meters below surface. At this point, the vein is 0.4 meters with an assay grade of 43 grams of gold per tonne. The second hole intersected a narrow vein but was stopped short of the main vein due to mechanical problems with the drill rig.

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

Surface drilling at the El Carmen property is confirming the continuity of the vein at depth. The drill core indicates the possibility of a disseminated gold stockworks. The grade of this mineralization, while sub-economic, confirmed the presence of a large stockwork associated with the high grade El Carmen vein. Assays of this disseminated stockwork ranged between 0.2 grams of gold per tonne to 0.5 grams of gold per tonne. If the grade in this system is found to improve slightly along strike it could allow for its development by low cost surface mining and heap leach processing methods. A contractor is sinking a winze on the known El Carmen Vein to provide additional geological information.

On December 18, 1996, the Company announced the acquisition of the 200 hectare El Veinte property, located approximately 14 kilometers south of the El Limon Mine. The El Veinte is viewed as having similar geology to the El Carmen. Drilling at the El Veinte is planned following completion of work at the El Carmen.

Fischer-Watt greatly curtailed its exploration efforts in Nevada. In addition to closing the Reno, Nevada, exploration office, all of the company properties were critically evaluated as to; potential, holding costs, and likelihood of attracting joint venture partners. Based on this evaluation the Coal Canyon, Water Canyon, Sacramento Mountain, Modoc, and Oatman properties were either dropped or assigned to others.

During the year the company optioned the purchase option on the Los Verdes Copper project in the State of Sonora, Mexico. The agreement was with the Mexican subsidiary of COMINCO, the publicly held Canadian based mining company. The property has over 80 drill holes and a mineable reserve of 77 million pounds of copper. Discussions are on going to change the purchase option to a Net Smelter Return (NSR) based royalty agreement. This would give Fisher-Watt full control of the property. Completion of this agreement is anticipated during the second quarter of calendar year 1998.

Private Placement

During April, 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $441,541 are to finance the Company's working capital requirements and needs related to further development, expansion ad exploration of mining properties. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Definitions
-----------

"Adit"     A nearly  horizontal  passage  from the  surface   by which a mine is
entered and dewatered.

"Feasibility Study" Completion of a detailed written evaluation of the technical, economic and environmental feasibility of constructing and operating a mine. The evaluation contains all information customarily required by institutional lenders in determining whether to make debt financing available for a project of its type and size, including capital and operating costs, environmental constraints, water supplies, facilities for disposal of wastes and reclamation.

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

Plan of Operation
-----------------
The Company anticipates that it will, during fiscal 1998, continue to improve its operations at Oronorte. This will include additional capital expenditures for shaft rehabilitation and improved hoisting at the El Limon Mine, processing plant improvements and expansion at the El Limon Mine, and completion of the ramp and initial mine at the Aurora. The company has begun construction of a cyanidation treatment plant at El Limon. This plant will element the need to ship concentrates to an off shore smelter and thus have a significant favorable impact on operating costs. When completed, this plant will allow the company sell 100% of its product in Colombia as DORE. The majority of the cyanidation plant is located at the mine and the cost of completion is approximately $70,000. Completion is scheduled for the second quarter of calendar year 1998. The Company intends to fund these expenditures through a combination of internally generated cash flow and additional debt or equity financing. There can be no assurance, however, that the Company will have available sufficient funds to conduct such activities.

Fischer-Watt incurred a net loss from operation of $2,980,346 in fiscal 1997. This loss included none-reoccurring write down of $2,031,084 related to the abandonment of various mineral properties. The loss also includes $1,070,673 in exploration expenses. The Company has an accumulated deficit of $11,995,174 and a tax loss carry forward of approximately $5.8 million. The Company did report net income in fiscal 1997, however this was principally the result of realized gains on the sale of exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The company was adversely effected by the marked decline in the price of gold, its primarily product. The selling price of gold declined from $359 per ounce in January, 1997, to $289.20 per ounce in December, 1997. This $70 decline reduce company revenue by $1.2 million. The El Limon mine varied between break-even, negative and positive cash flow depending on the price of gold and various operating costs. To conserve cash, management has; closed the Reno, Nevada, office, reduced the staff at Coeur d Alene, Idaho, and Medellin, Colombia, offices. In addition exploration activities have been greatly reduced and payment schedules negotiated with various vendors. The company has arranged the conversion of a Colombian Bank line of credit to a much lower cost IMF backed loan. Discussions have been undertaken with a Colombian Bank concerning a sale/lease-back of the El Limon mill. This is expected to be completed by June, 1998.

Management believes that as the El Limon Mine gold property, held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 19998, and until then will fund operations with cash raised from future equity or debt financing, the anticipated exercise of common stock warrants expiring and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 1998. early part of the third quarter of fiscal 1998. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Information About Industry Segment
----------------------------------

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

     No portion of the Company's business is subject to re-negotiation of profits or termination of contracts or sub-contracts at the election of the Government.

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

     At May 1, 1998, Fischer-Watt and subsidiaries have employees as shown below
:

                               Full-time        Part-Time         Total
                               Employees        Employees         Employees

         United States               4               1                  5
         Foreign                    38               0                 38
                                    --               -                 --
         Total                      42               1                 43

     In addition, the Company contracts with a labor cooperative at the El Limon Mine that provides an hourly labor force of over 200 people. The labor cooperative has been contracting with the El Limon Mine since April 1992. It is currently operating under a one year contract that expires January 15, 1998. Annual pay ranges from $210 to $550 per month. Benefits which include health insurance, retirement, social security and vacation and holidays run approximately 56% of annual pay.

Foreign Operations
------------------
All of the Company's current production and mining operations are derived from its Colombian subsidiary. In past years, the Company has had significant losses due to property abandonment's in Central America and in Mexico. All gains on the sales of mineral interests have been the results of sales of mineral interests in the Republic of Honduras. The Company plans to continue exploration efforts in South America and Mexico as well as in the western United States, principally in Nevada.

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

       Financial information relating to the cost basis of foreign and domestic mineral interests is discussed in the attached consolidated financial report.

 Item 2.  DESCRIPTION OF PROPERTY

SUMMARY
-------
The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Colombia, and in the United States in the states of Arizona, California, Nevada, as well as in Mexico. The Company's interest in the properties varies on a property by property basis. The nature and amount of the Company's interest in properties is discussed in this item.

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

         1.  El Limon Mine.
         2.  Juan Vara prospect.
         3.  La Aurora Mine.
         4.  El Carmen property.
         5.  El Veinte property.

All of the properties are located in north central Colombia in the Department (State) of Antioquia. The properties are within 2 to 6 kilometers of each other and have a common geological environment. The El Carmen property is approximately 20 kilometers northeast of the El Limon Mine and has a different geological environment.

At the present time, the El Limon Mine is in production and the La Aurora Mine is fully developed but is on standby due to gold prices. The El Carmen property is in an ongoing second stage surface drilling program which is scheduled for completion by the end of fiscal 1998.

Access to the El Limon Mine is by road from Medellin, approximately 160 kilometers to the southwest. The mine is on the main road leading from Bogota to the port of Barranquilla on the Atlantic Ocean. It is a one day drive from the mine to the port of Buenaventura on the Pacific coast where the Company ships its concentrates to Japan. The mine is about 5 kilometers south of the village of Zaragoza. Zaragoza is located on the Nechi river and is about 24 river kilometers south of El Bagre. Travel between Zaragoza and El Bagre can be by either road or river. The closest airport is at El Bagre which has four scheduled flights per day to Medellin.

The El Limon Mine facilities are connected to the government power grid. Since the government rations power, the mine has installed two diesel powered generators with outputs of 260 and 240 kWh. There are periods of time when there is insufficient power to operate all of the plant and mining equipment simultaneously. During these periods, management has elected to run the mill, one compressor, hoists and lighting. This means there is insufficient compressed air and ventilation in the mine and work is impeded. A third generator will be purchased which will make the mine self-sufficient for electrical power.

The mine is connected to the national telephone network through the town of Zaragoza. During the current year, a new telephone was installed on the property. The mine also has a satellite and phone which is used for emergencies. calls .

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

Vom Stauffen continued to operate the mine from 1962 to his death in 1975, when his widow sold the mine to other investors who fought amongst themselves. Grupo Minero LTD. of Medellin and Oronorte S.O.M. resolved the legal problems and received clearance from the Mine Department to begin exploiting the deposit. These companies lacked capital and know-how and were approached by Greenstone with a proposal to purchase and operate the mine. The deposit was acquired by Greenstone Resources in 1986 and placed into production in November 1990.

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

El Limon Mine Historical Production
-----------------------------------

---------------- --------------- ------------------ ----------------- ------------------------ ----------------
   Calendar          Tonnes          Recovered          Average          Recovered Ounces        Head Grade
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1990*            2,040              365               90                  0.180                 6.19
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1991            24,567           10,241               90                  0.420                14.41
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1992            17,302            7,679               90                  0.450                15.34
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1993            26,961            9,990               90                  0.380                12.80
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1994            23,011            7,510               91                  0.324                11.10
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1995            22,563            8,603               92                  0.381                12.89
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1996            23,088           12,855               90                  0.542                18.72
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     1997            25,541           16,665               92                  0.624                21.10
---------------- --------------- ------------------ ----------------- ------------------------ ----------------
     * Two months operation

As shown in the table above, the head grade increased by 64% from 1995 to 1997. This increase was the result of improved grade control, improvements in the mining methods, and the purchase of additional mining equipment.

The mineable  reserves at the Oronorte  properties are shown below. The reserves
were  calculated  by  Ing.   Alejandro  Pineda  M,  an  independent   geological
consultant.

The tonnes shown are fully diluted, mineable tonnes. They have been diluted to include a mining height of 1.35 meters perpendicular to the dip of the vein. Specific gravity of the vein is 2.65 and specific gravity of the waste is 2.80. The minimum cut-off grade used is 7.49 grams of gold per tonne and the erratic high values, higher than 100 grams of gold per tonne are cut to 100 grams of gold per tonne while calculating the grades of these reserves. The value of recovered gold is assumed to be $310 per ounce. Initial reserve estimates made in 1989, prior to the commencement of production, calculated the reserves at 41,000 tonnes at 14.3 grams of gold per tonne. Since then, in addition to the total current reserves, in excess of 136,000 tonnes have been mined over the life of the mine. The nature of narrow, high grade hydrothermal gold veins such as are present at El Limon Mine is that the relatively low reserve estimates are due to the high cost of outlining these reserves too far ahead of the mining.

Oronorte Reserves - January, 1998 (FY 1997)

------------------------------------------------------------------------------------------------------------
                     El Limon           La                Juan Vara          Total
------------------------------------------------------------------------------------------------------------
                     Tonne       g/T    Tonne       g/T    Tonne      g/T     Tonne       g/T      Oz/AU
------------------------------------------------------------------------------------------------------------
Proven                  34,860    16        4,435      12                         39,295    16       19,643
Probable                65,763    14       35,552       9     20,072       6     121,387    11       43,760
                        ------------------------------------------------------------------------------------
Possible                          11       39,987       9                        233,398    11       79,972
Total                             12       79,974       9     20,072       6     394,080    11
Oz of Au                                   23,569              3,872             143,375
------------------------------------------------------------------------------------------------------------

The calendar year 1998 mining plan calls for the mining and processing of approximately 34,0100 tonnes of ore and the recovery of approximately 16,000 ounces of gold (500,000 grams). It is anticipated that the development and exploration work to be carried out at El Limon Mine during 19987 will more than replace the reserves to be mined during 1998.

At the present time, Oronorte has a concentrate purchase and treatment agreement with Dowa Mining Company, Ltd., Tokyo, Japan. The agreement is dated March 12, 1996 and was for a duration of one year to December 31, 1996. It has been extended from year to year, by mutual agreement.

El Limon Mine
-------------
A description of the mining and processing operations at El Limon Mine is presented below.

Access to the mine is from an adit on Level 0 (Elev. 135 meters). Three inclined winzes provide access to the lower levels. One of the winzes is being enlarged and deepened to provide more rapid access to all levels.

The mining method being used is inclined room and pillar with no filling. The vein strikes north-south, dips 42 west and has an average thickness of 0.4 meters. With such a low dip, all broken ore is mechanically (or manually) mucked to ore chutes.

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

A cyanidation treatment plant, utilizing the Merrill-Crowe recovery technique, is being constructed at the mine site. This treatment plant is being assembled in an existing building adjacent to the mill. The great majority of the plant (approximately 90%) was located the mine and required only final assembly. The balance of the plant was purchased in Colombia. The majority of the construction is being done by existing employees. Completion of this plant will result in all of the precious metal being produced and sold as DORE. The DORE will be sold to a well established Colombian refinery located in Medellin. This will reduce direct operating cost by approximately $50 per ounce of gold.

The mill recoveries average 92 percent, which is typical for the type of metallurgical process used at the El Limon Mine.

The current hourly paid labor force are residents of the town of Zaragoza and surrounding area. They are all members of a cooperative called "A Precooperativa de Trabajo Asociado de Zaragoza - Precoomizar Ltd." This particular cooperative is one of the first being used in the Colombian mining industry.

The cooperative concept, whereby the company contracts for its labor and pays the cooperative which, in turn, pays the workers and is responsible for benefits, is being encouraged by the Colombian government. The system being used at El Limon Mine has brought peace to a formerly troubled labor situation.The total number of persons employed by the Company, both directly and indirectly, is shown below:

         Mine Site
         Company Employees                            35
         Precoomizar Employees                       250
         Contractors (average)                        20
                                                    -----
         Subtotal                                    305
         Medellin Office                               3
                                                     ----
         Grand Total                                 308
                                                     ===

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

The geology of the Oronorte mines and deposits is described below. The El Limon Mine deposit is a typical epithermal gold bearing quartz vein of late Cretaceous age. Its strike direction is N5 degrees W and S5 degrees E and the amount of dip varies from 35 degrees to 45 degrees towards the west. The vein is continuous for more than 300 meters along strike between sections 4800N and 5150N, extending from surface to Level 6,- 250 meters vertically below the surface. The deposit is open at depth and along its strike direction.

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

Juan Vara Vein
--------------
The Juan Vara vein is the strike extension of the El Limon Mine vein and is located approximately 2 kilometers south. This vein has been trenched and a short adit was driven in the vein. True width of the vein varies from 0.2 meters to 0.4 meters and the gold grades are 33 grams of gold per tonne and 8 grams of gold per tonne respectively. A ramp from the surface is underway for the development of this vein to a depth of 60 meters. Work has been temporarily halted in order to concentrate on the El Limon and Aurora.

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

Primary access to the Aurora vein is through a 300 meter long, inclined ramp. This inclined ramp was completed October by July 1997. Production is expected to begin in the second quarter of 1998, after initial development is completed. A 130 meter long drift has been excavated to access the upper area of the vein. The area developed by the inclined shaft and the adit is expected to be connected for ventilation by the end of 1997. Development ore from this vein was is being shipped to the El Limon Mine mill. This operation was placed on standby in December due to the low price of gold. At the end of 1996, this ore was contributing approximately 50 ounces of gold per month to production. This magnitude of contribution is expected to continue through August 1997. It is anticipated that beginning in September 1997 this production will contribute approximately 255 ounces of gold per month to production.

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

The El Carmen property is located approximately 20 kilometers northeast of El Limon Mine. During the fourth quarter of 1996, an 80 meter long adit was driven to intersect the vein. Two short cross cuts, one east and one west, were driven on the vein. This confirmed the presence of the vein widths of 0.7 to 1.5 meters. The results of sampling have returned values between 17 and 42 grams of gold per tonne. A 105 meter long, inclined diamond drill hole was recently completed which intersected the vein at the anticipated location. The vein intersection was 0.7 meters with a grade of 490 grams of gold per tonne. This grade has been confirmed by Jacob's laboratory, an independent laboratory, in the United States. A second drill hole is currently being drilled. In addition, gold fire assays confirm the presence of disseminated stockwork mineralization with values ranging between 0.2 and 0.5 gold grams per tonne. A quantitative investigation for the presence of copper has not taken place at this time.

El Veinte
---------
The El Veinte property is located 14 kilometers south of the El Limon Mine. It is viewed as having similar geology to the El Carmen. This property was acquired during the year and has had little exploration done at this time.

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

Los Verdes Property, Sonora, Mexico
-----------------------------------
In June, 1997, Montoro obtained the purchase option on the Los Verdes Copper project in the State of Sonora, Mexico. The agreement was with the Mexican subsidiary of COMINCO, a publicly held Canadian based mining company. The property has over 80 drill holes and a mineable reserve of 77 million pounds of copper. Discussions are on going to change the purchase option to a Net Smelter Return (NSR) based royalty agreement. This would give Montoro full control of the property. Completion of this agreement is anticipated during the second quarter of calendar year 1998.

Los Verdes is located on the west side of the Sierra Madre Mountains in the State of Sonora, near the village of San Nicholas. It approximated 220 km East of Hermosillo, and 190 Km northeast of Ciudad Obregon. A 6 km dirt road links the property with Federal Highway 16, a paved highway between Hermosillo and Chihuahua. Yecora, a town with a population of approximately 5,000 people is 20 km east of the property and has an air strip in good condition.

The property will be developed using conventional open pit mining methods. The material will be crushed to less than 1 inch in diameter and accumulated in the pads to be leached with an acid solution. The solution will then be recovered from leach pads and processed at a plant using Solvent Extraction and Electrowinning (SX-EW) technology. The plant will be built on site using modular construction methods to reduce costs. The 99.999% copper product will be marketed on the world market

The mining and processing wall have the capacity to handle 600,000 tons of ore per year, during 9.5 years. The stripping ratio is approximately 1.1 tonnes of waste to 1 tonne of ore (1 :1).

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

Bills currently being considered by the United States Congress to amend the federal mining law could substantially affect the ability of mining companies to develop mineral resources on federal lands. The results, if any, of this pending legislation is unknown. Because mining claims in the United States are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. If the validity of an unpatented claim is challenged by the government or by a private party, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that unpatented claims that were valid when located could become invalid if challenged.

Serem Gatro Canada, Inc. ("Serem Gatro") sold Great Basic Exploration and Mining
(GBEM) to Great Basin Mining (GBM) in May 1995. As a condition of that sale, a Participation Agreement between Serem Gatro and GBM (the Serem Gatro Agreement) gives Serem Gatro the right to participate in any of the core properties including the Afgan-Kobeh, Coal Canyon, Red Canyon and Tempo properties, as well as any new properties acquired within an area bounded by Latitudes 39E 15' N and 41E 15' N and Longitudes 115E 45' W and 118E 00' W. Under the terms of the Serem Gatro Agreement, at feasibility, Serem Gatro may elect to become a joint venture partner in any of the core properties at a level of up to 40% and may elect to become a joint venture partner in any newly acquired properties within the defined area at a level of up to 10%. This back in right, if exercised, would reduce GBMEs interest in the property and would effectively require both Serem Gatro and GBM to fund their proportionate share (based on their respective participation interests) of all development costs, whether incurred prior or subsequent to exercise of the back in right. Based upon the amount spent by each party on a specific property up to the time of exercise of the back in right, this could result in one of the parties having to fund all of the future development costs until the amount of spending by both parties is in proportion to their respective participation interests. The Serem Gatro Agreement has been modified with respect to certain properties.

Management Evaluation
---------------------
Fischer-Watt greatly curtailed its exploration efforts in Nevada. In addition to closing the Reno, Nevada, exploration office, all of the company properties were critically evaluated as to; potential, holding costs, and likelihood of attracting joint venture partners. Based on this evaluation the Coal Canyon, Water Canyon, Sacramento Mountain, Modoc, and Oatman properties were either dropped or assigned to others.

Kobeh, Eureka County, Nevada
----------------------------
The Kobeh property, previously referred to as the "Afgan-Kobeh" property, is located approximately 25 miles northwest of Eureka, Nevada in the northeast corner of Kobeh Valley along the southern flank of the Robert's Mountains. Access to the property is via paved US Highway 50 from Eureka and then via a graded county road.

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

Federal claim rental payments of $17,700 are due on or before August 31, of each year8.

In 1997 eight holes were drilled on the Kobeh block as a result of geophysical survey by a then joint venture partner, Cominco. The northern most drill holes encountered traces of gold mineralization up to 300 to 400 feet thick. The gold mineralization tapered off to the south where drilling did not reach the desired formations.

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

Red Canyon, Eureka County, Nevada
---------------------------------
Red Canyon is located approximately 35 miles northwest of Eureka in the northwest corner of the Robert's Mountains, and about four miles southeast of the Tonkin Springs gold mine. Access to the property is by way of paved highway from Eureka and graded county road to the northern edge of the claim group at Tonkin Springs.

The property is currently the subject of a joint venture agreement between the Company (20%) and Battle Mountain Gold Company (BMG)(80%) . Hemlo Gold, the previous operator of the joint venture, merged with BMG in 1996. The joint venture is subject to the back-in right by Serem Gatro, as amended by the November 30, 1995 subordination and back-in agreement between GBEM, Serem Gatro and BMG which, if exercised, would leave the Company with a 9% working interest.

The joint venture leases approximately 4,750 acres of unpatented federal lode claims from Edward L. Deveyns and David Ernst under a mining exploration and lease agreement, dated July 10, 1992. Federal claim, lease and rental payments and advance royalty payments are paid by BMG. Since the property was acquired by GBEM in October 1991, geological, geochemical and geophysical surveys have been used to target rotary and core drill holes toward potential gold mineralization. Economic grades and widths of gold mineralization were intersected by several GBEM drill holes and extensions of that mineralization have been projected into untested areas.

During fiscal 1997, BMG completed compilation of previous work, conducted a ground magnetometer survey and geologic mapping and sampling leading to the drilling of 19 reverse circulation holes. Economic grades of gold mineralization were intercepted in four of the holes. Encouraging results from additional surface sampling and magnetic geophysical surveys were integrated into the database.

BMG has informed the company that it has curtailed its plans in relationship to the property due to the current price of gold. They do intend to retain their option but have no plans to drill.

Tempo, Lander County, Nevada
----------------------------

The Tempo Prospect is located approximately 17 miles northwest of the town of Austin, Nevada, and is accessible by dirt road.

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

The Tempo Lease has been committed to the Joint Venture Agreement between GBEM and Digger Resources, Inc. (Digger), which became effective on or about July 25, 1996 (Tempo Venture). The Tempo Venture vests Digger Resources Inc. with an 80% participating interest and GBEM with a 20% participating interest in the Tempo Property. Digger Resources Inc. is obligated to expend $1.5 million on the Tempo Venture before December 31, 2000 or complete a feasibility study by that date. Failure to perform either of these obligations would be deemed to be a withdrawal by Digger Resources Inc. from the Tempo Venture. Under the terms of the joint venture agreement, Digger acquired 80% of the Company's interest in the Tempo property. Digger has also become operator of the property. Should Serem Gatro exercise its option to acquire the maximum 40% participation interest in the property, Digger would retain a 60% interest and the Company would retain a 7.5% Net Proceeds Royalty. Under the terms of the joint venture agreement, Digger has agreed to assume responsibility for advanced minimum royalty payments and work commitments.

If a feasibility study is performed for the Tempo Venture, Serem Gatro has a 90 day option to exercise its rights under the Serem Gatro Agreement. Serem Gatro could elect to acquire up to a 40% participating interest and cause a joint venture corporation to be formed to hold the Tempo Property. If Serem Gatro elects to participate and acquire an interest in the Tempo Property, then the Tempo Venture would terminate and the property would be held by the joint venture corporation. Upon exercise of its option by Serem Gatro, GBEM would have no further participating interest in the Tempo Property, but it would be entitled to receive a 7.5% net proceeds royalty burdening Digger Resources Inc. `s interest in the Tempo Property. At that time, Digger Resources Inc. would be substituted as a party to the participation agreement in the place of GBEM, Digger Resources Inc.'s interest in the joint venture corporation would be the difference between 100% and the interest elected by Serem Gatro.

Digger has recently completed an 11 drill hole exploration program and is evaluating the results in anticipation of a second phase drilling program of 19 holes

Amador, Lander County, Nevada
-----------------------------
The prospect is located approximately six miles north of Austin, Nevada. The property is accessible by dirt road maintained by the federal government.
High-voltage electrical power lines are located about three miles south of the prospect.

The Company controls 48 unpatented mining claims totaling 992 acres. Federal claim holding payments of $100.00 per claim per annum are due on or before August 31, 1997. The prospect is subject to a ten percent back-in right by Serem Gatro pursuant to the Serem Gatro Agreement.

Portions of the property were staked by other mining companies during the past ten to fifteen years. Superficial evidence indicates that a few widely spaced drilling campaigns were undertaken on parts of the prospect with unknown results. The previous operators have reclaimed their land disturbances and abandoned their claim holdings.

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

No work is planned on this property for the upcoming fiscal year.

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

Definition drilling is required to determine a more accurate estimate of the actual resource, and to determine whether or not the property contains a minable resource. Additional exploration drilling is required to test favorable exploration trends and to further test existing mineralized drill holes that were outside of the geological resource. The Castle property was optioned to Zephyr Mining in the fall of 1997. Zephyr is the exploration and mining subsidiary of J. D. Welsh, a privately held, Reno, Nevada, based construction company.

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

BMR has notified the company that it does not intend to proceed with development of this property. The company has evaluated the potential of the America Mine and decided not to add it to the profile of exploration properties.

Modoc, Imperial County, California
----------------------------------
This property has been dropped

Tuscarora, Elko County, Nevada
------------------------------
Tuscarora is located within the Tuscarora Mining District 38 miles north of Elko, Nevada.

Description of Title: This property consists of a 15% interest in the Tuscarora Gold Mines Joint Venture ("TGM Venture"). The other venture, Horizon Resources Corp. ("Horizon"), is the operator. The Company is not committed to, and does not intend to, provide any further financial support for the TGM Venture.

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

Oatman, Mojave County, Arizona
------------------------------
This property has been dropped.

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

                              PROPERTY COMMITMENTS
                      For the year ending January 31, 1998

All of the Oronorte (Colombia) property group is held by licenses and mining permits. No annual payments are required and work commitments are minimal, but they are subject to a four percent production royalty tax to the government.

End of FY 1997
----------------------------------------------------------------------------------------------------------
                           Lease               Work                            J. V.           Net
Property                  Payments          Commitments          Total         Share         FWG Cost
----------------------------------------------------------------------------------------------------------
Amador                           5,000                               5,000                          5,000
America                         48,000               100,000       148,000     (148,000)                0
Castle                           5,400                               5,400                          5,400
Kobeh                           17,700                              17,700                         17,700
Red Canyon                      74,500                              74,500                         74,500
Tempo                          120,000               200,000       320,000     (318,500)            1,500
Tuscarora                                              2,000         2,000                          2,000
---------------------------------------------------------------------------------------------------------
Total                          270,600               302,000       572,600     (466,500)          106,100
=========================================================================================================

Item 3. LEGAL PROCEEDINGS

Oronorte is currently the defendant in several claims relating to labor Contracts and employee termination's which occurred during a labor strike. This strike and the resulting termination's took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. In the event of an unfavorable outcome from Oronorte's perspective, there is a likelihood that the Company would have the right to claim indemnity from Greenstone Resources Canada Ltd. pursuant to the terms of the agreements related to the acquisition of Greenstone of Colombia, Ltd. and Oronorte.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

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

     Year Ended January 31, 1998
       First Quarter                                   $ .66         $ .28
       Second Quarter                                    .88           .41
       Third Quarter                                     .70           .38
       Fourth Quarter                                    .66           .38

Holders:
As of May 1, 1998, the Company had 667 shareholders of record of its common stock

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends.

Changes in Securities

During the year common shares were issued for various reasons. This is summarized below and detailed in the attached auditors report.

Date                       Shares                    Reason
----                       ------                    ------
March, 1997                100,000          For services of $53,000
July, 1997                 185,624          Extinguish debt of $109,036
July - Sept, 1997        2,659,400          Exercise of warrants at exercise
                                            price of $.22 t0 $.30 per share

In addition to the above, 459,000 units were issued under Regulation D of the Securities act of 1933 at $1.06 per unit. See the attached auditors report for details.

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

Summary

The Company reported net loss of $3,840,683 for the year ended January 31, 1998. This loss included a non-reoccurring write down of $2,031,084 for abandonment of mineral properties, primarily in Nevada and California. This loss also included $1,070,673 in exploration expenses. Exploration expenses will be significantly reduced in subsequent years. The Company has an accumulated deficit of $12 million and continues to experience negative cash flow from operations and incur losses from its mining operations. Management believes further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operation, exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of gold and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Short-Term Liquidity

As of January 31, 1998 the Company had $166,862 in cash.

On January 31, 1998, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and, in the interim, anticipates that it will fund operations with the cash raised in the March offering. In addition the exploration activities have been reduced to contractual obligations, less than $120,000 per year, and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction of at least 100 people is anticipated.

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

Prior to its acquisition by the Company, GBEM, borrowed funds from Serem Gatro Canada Inc. This loan was evidenced by a note. The note payable is for moneys lent and advanced to GBEM by SGC during the period April 1, 1995, to May 31, 1995, as provided under the share purchase agreement among Serem Gatro, GBEM and GBM made as of May 31, 1995.

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

 FISCAL 1997 COMPARED TO FISCAL 1996

     The Company had revenues of $5,502,625 for fiscal 1997 compared to revenues of $4,390,000 in fiscal 1996. The most significant reason for this change is the 30% increase in production at the El Limon Mine. In fiscal 1997 the Company wrote down a significant portion of it United States exploration properties and thus incurred a non-reoccurring charge of $2,031,084 (comparable fiscal 1996 charges were $588,000).

REVENUES

Forward  Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities.

 Sales of Mineral Properties

No material income was received from the sale of mineral properties during the year.

COSTS AND EXPENSES

Abandoned Mineral Interests:

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

     The cost of abandoned mineral interests increased from $588,000 in fiscal 1996 to $2,031,084 in fiscal 1997. This adjustment was the result of a critical evaluation of the potential of the properties in light of projected gold prices and the likelihood of success in developing these properties. The majority of the properties were obtained in the Great Basin merger.

     Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, General and Administrative:

Selling, general and administrative costs decreased from $1,722,000 in fiscal 1996 to $1,304,900 in fiscal 1997. The decrease was the result of closer fiscal control. Further reductions are planned in fiscal 1998.

Foreign Exchange Gain

     The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange gain of $385,465in the year ended January 31, 1997. In the year ended January 31, 1996, the comparable figure was $(413,000). The increase was due primarily to the declining value of the Colombian peso and the advantage that the Company product, gold, is sold in
U. S. Dollars.

Other Income and Expenses

Net interest expense increased from $179,000 in fiscal 1996 to $320,000 in fiscal 1997. This increase is due primarily to a revolving lines of credit used to finance the working capital requirements of the Colombian operations. The most significant line is for $500,000 with a Colombian bank which is secured by a like amount CD held by a Bank in Miami.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 1996 Fischer-Watt Gold Company, Inc., engaged BDO Seidman, LLP. as it's principal independent accountant. This engagement was necessitated by the resignation of the previous auditor, Arthur Andersen LLP , on January 5, 1996

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                            Positions Held                        Directorship
Name                       Age              With the Company                       Held Since

George Beattie             69               Chairman of Board                   August 27, 1993
                                            Chief Executive Officer
                                            President

Gerald D. Helgeson         63               Director                            March 14, 1994
                                            Secretary

Peter Bojtos               48               Director                            April 24, 1996
                                            Vice Chairman
                                            Vice President

James M. Seed              56               Director                            June 1, 1996

Jorge E. Ordonez  57                        Director                            June 12, 1996

Michele D. Wood   31                        Chief Financial Officer             November 1, 1996
                                            Assistant Secretary

R.M. (Mike) Robb           56               Vice President of Operations        February 1, 1997

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

PETER BOJTOS

     Peter Bojtos, P. Eng., was born on March 26, 1949 and received a Bachelor of Science Honors degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 23 years in exploration, production and corporate management. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd..

     From 1992 to August 1993 he was President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. Prior to that Mr. Bojtos held several key positions, including Vice-President of Corporate Development, during his twelve years with Kerr Addison Mines, Limited, including that of President of RFC Resources and New Kelore Mines Ltd.

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

     By appointment of President George Beattie and Action of the board, Mrs. Wood discontinued her independent contract and was employed by the Company as of November 1, 1996. As an employee, she continues serving as Chief Financial Officer. On December 3, 1996, Mrs. Wood was additionally appointed Assistant Secretary of the Corporation.

R.M. (MIKE) ROBB. P. E.
-----------------------

     Mike Robb is an Idaho native born in Nampa on May 16, 1940. He has a Bachelor of Science degree from the University of Idaho in 1963 and did graduate work at the University's of Arizona and New Mexico. He was appointed Vice President of Operations in February, 1997. In the two years prior to that he was Director of Operations for Eldorado Gold Corporation and resided in Hermosillo, Sonora, Mexico. The year prior to his assignment in Mexico he held the position of General Manager with Atlas Mining, Eureka, Nevada. The five years prior to that he held the position of Mine Manager with Boliden International Mining. He has over thirty years of experience in the mining industry and in addition to precious metals has worked in the copper, uranium, and coal. He is a Registered Professional Engineer in five states. Throughout his years in the industry Mr. Robb has also served in the Marine Corps Reserve, recently retiring as a Colonel.

Compliance with Exchange Act Section 16(a):

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that the Company its offices, and directors are in compliance. :

Item 10.  EXECUTIVE COMPENSATION.

     The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE
                  Annual Compensation       Long Term Compensation
Name and
Principal                  Fiscal                              Securities, underlying options/SARs
Position                   Year              Salary $

George Beattie,            1997              100,000
President, CEO             1996              93,500
                           1995              80,000            500,000 shares

The Company's chief executive officer is also a director. Directors receive no cash compensation for their services except directors who are not employees receive a communications allowance of $250 each six months. Over the past three years non-employee directors have been issued stock options as compensation for serving as a director, the exercise price of which was based on fair market value of the stock and vest after one year's service and expire five years after vesting. Pursuant to this program Gerald D. Helgeson has been granted options to purchase 400,000 shares of stock. Anthony P. Taylor has been granted options to purchase 200,000 shares of stock and Larry J. Buchanan, who resigned as a director on June 1996 has been granted options to purchase 200,000 shares of stock. Continuance of this program is currently being evaluated.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values:

Number of Securities Underlying Unexercised    Value of Unexercised In-the-Money
Options/SARs at January 31, 1998               Options/SARs at January 31, 1998
 Exercisable/Unexercisable                     Exercisable/Unexercisable

George Beattie    500,000/-0-                        $50,000/-0-

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of May 1, 1998.

Name and Address of                         Amount and nature of                         % of
beneficial owner                            beneficial ownership                        Class

Cede & Co.                                  17,515,717 Shares                          49.82
                                            Owned indirectly.  Note 1

Kennecott Exploration Company               2,048,000 shares
P O Box 11248                               owned directly                              5.82%
Salt Lake City, UT 84147

Peter Bojtos                                1,150,000 shares
Officer and Director                        owned directly and
2582 Taft Court                             indirectly.   Note 2                        3.27%
Lakewood, CO 80215

James M. Seed                               1,184,000 shares
Director                                    owned indirectly,
1 Citizens Plaza, Suite 910                 Note 3                                      3.37%
Providence, RI

George Beattie                              501,000 shares
Officer and Director                        owned directly,
1410 Cherrywood Drive                       Note 4                              1.42%
Coeur d' Alene, ID

Gerald D. Helgeson                          400,000 shares
Officer and Director                        owned indirectly,
3770 Poppy Lane                             Note 5                              1.14%
Fallbrook, CA

Jorge E. Ordonez                            No shares
Director                                    owned directly                      0.0%
Ave. Paseo de las Palmas 735-205
Mexico City, Mexico

Michele D. Wood                             No shares
Chief Financial Officer                     owned directly                      0.0%

R.M.(Mike)Robb                              No shares
Vice President of Operations                owned directly
6004 Buffalo Grass CT, NE                   Note 6                              0.0%
Albuquerque, NM

Directors and                               3.235,000 shares
Officers as a Group                         owned directly,
(six persons)                               and indirectly                      9.20%

Note 1 - Cede & Company is a brokerage clearing company .

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

Note 6. Mike Robb owns option to purchase 100,000 shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Larry Buchanan was a director of the Company from July 15, 1994 until June 5, 1996 in addition to being involved with various projects and companies that are related to the Company's business. Dr. Buchanan received compensation as a consulting geologist of $11,000 plus interest on overdue bills of $1,631 in fiscal 1996 and compensation of $32,000 in fiscal 1995. Dr. Buchanan is a Vice President of the firm Begeyge Minera Ltda. ("BG&G"), that received compensation of $13,000 for consulting geological services in fiscal 1996 and $11,000 for property acquisition costs and consulting geological services in fiscal 1995. BG&G holds a royalty interest in the Minas de Oro property in Honduras that the Company sold its interest in May, 1995. BG&G also holds a royalty interest in the Rio Tinto, Honduras property in which the Company incurred costs of $15,000 in the year ended January 31, 1997 and $7,000 in the year ended January 31, 1995. The Company abandoned the Rio Tinto interests during the first quarter of fiscal 1995. In addition, on June 1, 1995, for his services as a Director, Dr. Buchanan received an option to purchase 100,000 shares of the common stock of the Company at an exercise price of $.0625 per share.

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

     Anthony P. Taylor, former director of the Company and a officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1996 (see Note 2 to the financial statements). As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Effective September 16, 1996. Dr. Taylor resigned his position as Vice-President, Exploration and entered into a consulting arrangement with the Company wherein the Company will pay him $400 per day for consulting services, not to exceed 106 days per year.

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

7        10         Joint venture  agreement dated July 25, 1996,  between Great
                    Basion  Exploration  and Mining and Digger  Resources,  Inc.
                    regarding  Tempo mineral  property,  Lander County,  Nevada.
                    filed as Exhibit  36.10 to Form 10-KSB filed  September  26,
                    1996 and incorporated herein by reference.

8        10         Mineral Lease Agreement and amendment  thereto between Great
                    Basin  Exploration and Mining  Company,  Inc., and H. Walter
                    Schull dated July 31, 1996 regarding the Coal Canyon property in Eureka County, Nevada. Filed as Exhibit 47.10 to
                    Form 10- QSB filed October 18, 1996 and incorporated herein by reference.

9        10         Fischer-Watt Gold Company, Inc.,  non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

10       10         Promissory   note  dated   September   30,   1996,   whereby
                    Fischer-Watt Gold Company, Inc., promises to pay $700,000 to
                    Kennecott  Exploration  Company,  Inc.  and filed as Exhibit
                    48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

11       10         Option effective February 1, 1997, whereby Fischer-Watt Gold
                    Company,  Inc.,  Grant  R. M.  Robb an  option  pt  purchase
                    100,000 shares of restricted common stock.. Incorporated herein by reference.

12       10         labor  Supply  Agreement  entered  between  Compania  Minera
                    Oronorte,   S.A.  (a   subsidiary   of  the   Company)   and
                    Precoperativa de Trabajo Asociado de Zaragos in which the work cooperative agrees to supply personnel for mining labor and the Company accepts the cooperative as the sole supplier of such labor. Incorporated herein by reference.

13       27         Financial  Data  Schedule  for the year  ending  January 31,
                    1998.

    (b)  Reports on Form 8-K

During the quarter ended January 31, 1998, no reports on Form 8-K were filed by the registrant.

Fischer-Watt Gold Company, Inc.
and Subsidiaries
Contents

Report of Independent Certified Public Accountants               F-2

Financial Statements:
      Consolidated Balance Sheet                                 F-3
      Consolidated Statements of Operations                      F-4
      Consolidated Statement of Shareholders' Equity             F-5
      Consolidated Statements of Cash Flows                      F-6
      Summary of Accounting Policies                      F-7 - F-11
      Notes to Consolidated Financial Statements         F-11 - F-20

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a $3,937,667 net loss in fiscal 1998, has an accumulated deficit of $11,995,174 and a net working capital deficiency of $1,104,438, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Tinter & Associates, LLC




Englewood, Colorado
September 15, 1999

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 1998

                                ASSETS
                                ------

Current assets:
  Cash                                                             $    166,882
  Certificate of deposit - restricted                                   500,000
  Accounts receivable                                                   884,377
  Inventory                                                             591,350
  Other current assets                                                   35,996
                                                                   ------------
      Total current assets                                            2,178,605
                                                                   ------------

Mineral interests, net                                                1,764,916
                                                                   ------------

Property and equipment, at cost, net of
  accumulated depreciation of $866,493                                1,936,155
                                                                   ------------

Other assets                                                             78,387
                                                                   ------------
                                                                   $  5,958,063
                                                                   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  1,670,056
  Notes payable - bank                                                  831,886
  Notes payable                                                         781,101
                                                                   ------------
      Total current liabilities                                       3,283,043
                                                                   ------------

Minority interest                                                        21,446

Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 35,159,784 shares
   issued and outstanding                                                35,161
  Additional paid-in capital                                         13,252,857
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (11,995,174)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      639,930
                                                                   ------------
                                                                      2,653,574
                                                                   ------------
                                                                   $  5,958,063
                                                                   =============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      Years Ended January 31, 1998 and 1997


                                                      1998              1997
                                                  ------------     ------------
Sales of precious metals                          $  5,502,625     $  4,390,000
Costs applicable to sales                            4,076,361        4,018,000
                                                  ------------     ------------
Gain from mining operations                          1,426,264          372,000

Costs and expenses:
 Abandoned and impared mineral interests             2,031,084          588,000
 Exploration                                         1,070,673          611,000
 General and administrative                          1,304,853        1,722,000
                                                  ------------     ------------
                                                     4,406,610        2,921,000

Operating (loss)                                    (2,980,346)      (2,549,000)

Other income and (expense):
 Interest income                                          --            179,000
 Interest expense                                     (319,461)        (177,000)
 Currency exchange (loss)                             (182,909)        (202,000)
 Reserve for foreign tax refunds                       (16,419)        (219,000)
 Other                                                (341,548)        (208,000)
                                                  ------------     ------------
                                                      (860,337)        (627,000)

Operating (loss) before taxes                       (3,840,683)      (3,176,000)

Income taxes                                            96,984          202,000
                                                  ------------     ------------

Net (loss)                                          (3,937,667)      (3,378,000)

Other comprehensive income:
 Foreign currency translation adjustment               385,465         (413,000)
                                                  ------------     ------------
Comprehensive (loss)                              $ (3,552,202)    $ (3,791,000)
                                                  ============     ============

Per share information:

Basic (loss) per share                            $      (0.12)    $      (0.11)
                                                  ============     ============

Weighted average shares outstanding                 33,623,991       30,506,080
                                                  ============     ============



      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                      Years Ended January 31, 1998 and 1997



                                                            Common Stock
                                                  ----------------------------      Additional
                                                        Shares         Amount    Paid in Capital
                                                  ------------    ------------    ------------

Balance January 31, 1996                            22,537,160    $     23,298    $  7,791,075

Issuance of shares for cash, net of issue
 costs of $368,000                                   8,600,000           8,000       4,182,000
Issuance of shares for exploration rights              100,000          50,000          50,000
Issuance of shares for services                         59,600          21,000          21,000
Comon shares subscribed                                720,800         720,800
Effect of currency fluctuations on net assets
 of foreign subsidiary                                (413,000)       (413,000)
Net loss for the year                                     --              --              --
                                                  ------------    ------------    ------------

Balance, January 31, 1997                           31,296,760          31,298      12,044,075

Issuance of shares for services                        100,000             100          52,900
Issuance of shares for cash, net of issue
 costs of $44,999                                      918,000             918         440,623
Issuance of shares to extinguish debt                  185,624             186         108,850
Issuance of shares pursuant of warrant exercise      2,659,400           2,659         606,409
Effect of currency fluctuations on net assets
 of foreign subsidiary                                 384,565         384,565
Net loss for the year                                     --              --              --
                                                  ------------    ------------    ------------

Balance January 31, 1998                            35,159,784    $     35,161    $ 13,252,857
                                                  ============    ============    ============

Balance January 31, 1996
                                                                                  Currency
Issuance of shares for cash, net of issue         Capital Stock  Accumulated    Translation
 costs of $368,000                                 Subscribed      Deficit       Adjustment      Total
Issuance of shares for exploration rights        ------------   ------------    ------------   ------------
Issuance of shares for services
Comon shares subscribed                          $       --     $ (4,679,507)   $    668,365   $  3,803,231
Effect of currency fluctuations on net assets
 of foreign subsidiary
Net loss for the year                               4,190,000


Balance, January 31, 1997

Issuance of shares for services
Issuance of shares for cash, net of issue                --       (3,378,000)           --       (3,378,000)
 costs of $44,999                                ------------   ------------    ------------   ------------
Issuance of shares to extinguish debt
Issuance of shares pursuant of warrant exercise       720,800     (8,057,507)        255,365      4,994,031
Effect of currency fluctuations on net assets
 of foreign subsidiary                                 53,000
Net loss for the year
                                                      441,541
                                                      109,036
Balance January 31, 1998                              609,068

                                                         --       (3,937,667)           --       (3,937,667)
                                                 ------------   ------------    ------------   ------------

                                                 $    720,800   $(11,995,174)   $    639,930   $  2,653,574
                                                 ============   ============    ============   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 1998 and 1997

                                                              1998            1997
                                                          -----------    -----------
Net income (loss)                                         $(3,937,667)   $(3,378,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation, amortization and depletion                   564,573        462,000
   Stock issued for services                                   53,000         21,000
   Exchange rate fluctuations                                 384,565           --
   Abandoned or impaired mineral interests                  2,031,084        588,000
   Minority interest in subsidiaries                           21,446           --
Changes in assets and liabilities:
   Accounts receivable                                       (624,377)        83,000
   Inventory                                                  385,650       (372,000)
   Foreign tax refund                                         435,000           --
   Other assets                                                16,617         21,000
   Accounts payable and accrued expenses                     (713,912)      (255,000)
                                                          -----------    -----------
       Total adjustments                                    2,553,646        548,000
                                                          -----------    -----------
  Net cash (used in) operating activities                  (1,384,021)    (2,830,000)
                                                          -----------    -----------

Cash flows from investing activities:
   Investment in mineral interests                               --         (949,000)
   Investment in (redemption of) certificate of deposit        25,000       (509,000)
   Acquisition of property and equipment                      (32,728)      (914,000)
                                                          -----------    -----------
Net cash (used in) investing activities                        (7,728)    (2,372,000)
                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common shares                      1,050,608      4,190,000
   Proceeds from special warrant                                 --          721,000
   Borrowings on note payable                                  24,023        509,000
                                                          -----------    -----------
  Net cash provided by financing activities                 1,074,631      5,420,000
                                                          -----------    -----------

Increase (decrease) in cash                                  (317,118)       218,000
Cash and cash equivalents,
 beginning of period                                          484,000        266,000
                                                          -----------    -----------
Cash and cash equivalents,
 end of period                                            $   166,882    $   484,000
                                                          ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                                 $   319,460    $   106,000
   Cash paid for income taxes                             $   156,961    $    42,000

Non-cash investing and financing activities:
   Common stock issued for the repayment of debt          $   109,036    $      --
   Note payable issued for mineral property               $      --      $   700,000
   Common stock issued for mineral property               $      --      $    50,000

See the accompanying notes to the consolidated financial statements.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Accounting policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in North Central Colombia. The Company's current operational focus is its Oronorte properties, a producing gold mine near Zaragosa, Colombia.

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

Inventories

Inventories consist of gold and silver produced by the Company's Colombian mining operations, work in process, raw materials used in the production process and operating supplies. Gold and silver ore concentrate inventories are stated at their selling prices reduced by the estimated cost of disposal. Gold and silver broken ore inventory are valued at the lower of average production cost or net realizable value. Materials and operating supplies used in the production process are stated at the lower of average cost or replacement value. Production expenses are included in work in process inventories using an average cost of production method and work in process inventories are stated at their lower of cost or net realizable value.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Stock-based Compensation

The value of stock based awards is determined using the intrinsic value method whereby compensation costs is the excess of the quoted market prices of the stock at grant date and other measurement date over the amount an employee must pay to acquire the stock. In 1998 the Company adopted, for footnote disclosure

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the fair value of the stock option and recognize this cost over the service period.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

The Company sells most of its precious metal production to one customer. However, due to the nature of the precious metals market, the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be directly affected by weakness in the precious metals processing business, the Company monitors the financial condition of its significant customer and considers the risk of loss to be remote. The Company also maintains a certificate of deposit in the amount of $500,000 at a financial institution which exceeds the federal insurance limit.

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

Impairment of long lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Recent pronouncements

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted SFAS 130 in 1998.

In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During September, 1999 the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not expect that SFAS 133 will have a material impact on its financial statements or disclosures.

Note 2. Financial Condition, Liquidity, and Going Concern

Fischer-Watt incurred a net losses of $3,937,667 and $3,378,000 in fiscal 1998 and 1997, has an accumulated deficit of $11,995,174, has a net working capital deficiency of $1,104,438, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000, and until then will fund operations with cash raised from future equity or debt financings. Expenditures for exploration projects may also be reduced if necessary.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Accounts Receivable

Accounts receivable consist of:

     Trade             $   576,885
     Tax refunds           415,014
     Other                  82,047
                         ---------
                         1,073,946
     Less: reserve        (189,569)
                       $   884,377

Note 4. Inventories

Inventories consist of:

     Finished products and products in process  $  265,769
     In transit inventory                           73,317
     Supplies, materials and spare parts           398,195
                                                ----------
                                                   737,281
     Less allowance                               (145,931)
                                                ----------
                                                $  591,350
                                                ==========

Note 5. Mineral Interests

Capitalized costs for mineral interests consist of:

Operating mining property:
  El Limon Mine, Oronorte District             $ 1,434,916
  Less accumulated depletion                       545,000
                                               -----------
                                                   889,916
Non-operating properties,
 net of reserves:
  El Carmen, Colombia                              451,000
  La Aurora, Colombia                              278,000
  Juan Vara, Colombia                              145,000
  El Veinte, Colombia                                1,000
                                               -----------
                                               $ 1,764,916
                                               ===========

During fiscal 1998 and 1997 the Company charged $2,031,084 and $588,000 to operations for abandoned property and mineral rights.

Note 6. Property and equipment Property and equipment consist of the following:

     Land and buildings                        $   505,836
     Machinery and equipment                     1,866,421
     Furniture and fixtures                        151,471
                                               -----------
                                                 2,523,728
     Less: accumulated depreciation               (587,573)
                                               -----------
                                               $ 1,936,155
                                               ===========

Depreciation expense charged to operations was $264,573 and $323,000 in fiscal 1998 and 1997.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7. Notes Payable

Pursuant to agreements among Greenstone Resources Ltd. ("Greenstone"), Dual Resources Ltd. ("Dual"), and the Company, Greenstone made a payment of $300,000 to Dual in August 1995 to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable which bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1998 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone (see Note 14).

During fiscal, 1998 the Company issued 185,624 shares of common stock to settle a note payable and accrued interest aggregating $109,036.

The Company has a $500,000 line of credit with a bank. Advances under this line, which totaled $407,396 at January 31, 1998, accrue interest at a rate of Libor plus 3.75% and are due during March, 1999. The line is collateralized by a $500,000 certificate of deposit.

The Company has $424,490 in amounts payable to a bank at January 31, 1998. The amounts bear interest at the legal Colombian rate (DTF) plus 10 points (38% at January 31, 1998), are due on demand and are collateralized by a building.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due on demand or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock. Accrued interest at January 31, 1998 was $81,101. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

Note 8. Pension Benefits

The Company participates in an employee 401(k) plan, which was set up for the benefit of substantially all domestic employees. To be eligible, an employee must be at least 21 years old. Participants may elect to defer 1% to 15% of eligible compensation of a pre-tax basis. The Company can also elect to make contributions to the plan, the amount being completely at the discretion of the Company. No contributions were made in 1998 or 1997.

Note 9. Shareholders' Equity

During March, 1996 the Company completed a $5 million foreign offering of common stock pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


registration requirements. The funds raised were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $720,800 are classified as capital stock subscribed within the Company shareholders' equity accounts. As of January 31, 1998, none of the 680,000 shares had been issued.

During October, 1996 the Company issued 100,000 shares of common stock in exchange for exploration rights valued at $50,000.

During March and June, 1996 the Company issued 59,600 shares of common stock for services valued at $21,000.

During March, 1997 the Company issued 100,000 shares of common stock for services valued at $53,000.

During April 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $441,541 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This Regulation D offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During July, 1997 the Company issued 185,624 shares of common stock to extinguish debt of $109,036 (see Note 7).

During the period from June, 1997 through September, 1997 the Company issued 2,659,400 shares of common stock pursuant to the exercise of warrants at exercise prices ranging from $.22 to $.30 per share for cash aggregating $609,068

Note 10. Common Stock Options and Warrants

In May 1987, the board of directors approved a nonqualified stock option plan. Two officers, four employees and one independent contractor were granted options to purchase a total of 710,000 shares of common stock at $1.50 per share (fair market value at date of grant). These options vest at rates ranging from 2,000 to 5,000 shares per month per individual and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1998, options on 666,000 shares had vested and were exercisable, and options on 40,000 shares had expired.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

In October 1991, three officers and three employees were granted options to purchase a total of 504,000 shares of common stock at $1.15 per share (fair market value at the date of grant). Options on 74,000 shares vested immediately and the remainder vest at rates ranging from 2,000 to 4,000 shares per month, and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1998, options on 382,000 shares had vested and were exercisable.

In July 1993, two officers and four employees were granted options to purchase a total of 600,000 shares of common stock at $.50 per share (fair market value at the date of grant). These options vest at the rate of 2,000 shares per month per employee and become exercisable six months after vesting. These options expire 10 years after they become exercisable. Options granted on 450,000 of the 600,000 shares were later canceled pursuant to employee settlement agreements. At January 31, 1998, options on 136,000 shares had vested and were exercisable.

In conjunction with an employment contract effective September 1, 1993, with an officer and director, options were granted on 500,000 shares of common stock at $.20 per share (fair market value at date of grant). These options vest at the rate of 20,000 shares per month and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1998, options on 500,000 shares had vested and were exercisable.

In October 1993, two officers and four employees were granted options to purchase a total of 450,000 shares of common stock at $.17 per share (fair market value at date of grant). These options vested immediately and became exercisable six months after vesting. The options expire in April 2004. At January 31, 1998, options on 450,000 shares had vested and were exercisable.

In April and July 1994, two directors were each granted options to purchase 100,000 shares of common stock at $.08 and $.05 per share (fair market value at time of grant), respectively in an agreement separate from the Company's nonqualified stock option plan. These options vest after approximately one year of service as a director and become exercisable upon vesting. These options expire five years after they become exercisable. At January 31, 1998, options on all 200,000 shares had vested and were exercisable.

On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options became exercisable on June 1, 1996 and expire five years after they become exercisable. At January 31, 1998, options on all 525,000 shares had been vested and were exercisable.

Pursuant to the November 1995 private placement, the Company issued warrants to purchase 3,033,750 shares of common stock at $.30 per share on or before August 1997. Pursuant to a resolution of the Board of Directors, the expiration date was extended to February 28, 1999, and the exercise price ranges from $.22-$.75

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

and is to be determined based upon the date of exercise which can fall into four ranges from August 8, 1997 to February 28, 1999.

On February 20, 1996, two consultants were each granted options to purchase a total of 200,000 shares of common stock at $.37 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options became exercisable on February 20, 1997 and expire five years after they become exercisable.
At January 31, 1998, options on 200,000 shares had vested and were exercisable.

On June 1, 1996, two directors were granted options to purchase a total of 200,000 shares of common stock at $.72 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on June 1, 1997 and expire five years after they become exercisable. At January 31, 1998, options on 200,000 shares had vested and were exercisable.

On November 1, 1996, a former employee and an officer were granted options to purchase 50,000 and 100,000 shares, respectively, of common stock at $.56 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on November 1, 1997 and expire on November 1, 2002. At January 31, 1998, options on 150,000 shares had vested and were exercisable.

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at $.53 per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable.

On September 1, 1997, two consultants were granted options to purchase 200,000 shares of common stock at $.22 per share (fair market value at the time of grant). These options vested immediately and become exercisable one year after vesting.

On October 27, 1997, a director was granted options to purchase 250,000 shares of common stock at $.165 per share (fair value at the time of grant). These options vested immediately and become exercisable one year after vesting.

On December 16, 1997, four directors were granted options to purchase 400,000 shares of common stock at $.1125 per share (fair value at the time of grant). These options vested immediately and become exercisable one year after vesting.

The Company has reserved 550,000 common shares for issuance upon exercise of twelve Warrants issued in January 1996, 1997 and 1998 in consideration for investment banking and promotional services as follows: 100,000 common shares are reserved for issuance upon exercise of warrant's issued on January 10, 1996 exercisable at $.28 per share (fair market value at time of grant) prior to January 10, 2000. 100,000 shares are reserved for issuance upon exercise of warrants issued on January 10, 1996, exercisable at $.31 per share at any time

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

prior to January 10, 2001. 100,000 shares are reserved for issuance upon exercise of warrants issued on January 14, 1997, exercisable at $.41 per share at any time prior to January 14, 2001. The remaining 250,000 shares are reserved for issuance upon exercise of warrants issued on February 28, 1998, exercisable at $.22-$.75 per share, depending upon when exercised any time prior to February 28, 1999.

Note 11. Stock-based Compensation Plans

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: expected life of options of 5 years and 6 years, expected volatility of 43% and 30%, risk-free interest rates of 5% and 5.73% and no dividend yield. The weighted average fair value at the date of grant for options granted during 1998 and 1997 approximated $0.07 and $0.09 per option.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

January 31,                                1998                  1997

Net income (loss)
  As reported                   $     (3,937,667)       $   (3,378,000)
  Pro forma                     $     (4,020,609)       $   (3,439,000)


Primary earnings (loss) per share
  As reported                   $          (0.12)       $       (0.11)
  Pro forma                     $          (0.12)       $       (0.11)

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

The following table summarizes the stock option activity:

                                    Stock               Weighted-average
                                   Options               Price per Share
                                   -------               ---------------

Outstanding at February 1, 1996   2,899,000           $         0.62
Granted                             550,000                     0.55
Outstanding at January 31, 1997   3,449,000                     0.61
Granted                             910,000                     0.19
Outstanding at January 31, 1998   4,359,000           $         0.52

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 1998:

                      Options Outstanding        Options Exercisable
                      -------------------        -------------------

                          Weighted-       Weighted-  Weighted-
                          Average         Average     Average
Rangeof  Number         Contractual      Exercise     Number     Exercise
Prices   Outstanding       Life            Price     Exercisable   Price
------   -----------       ----            -----     -----------   -----

$ 0.05-$0.08    725,000      2.9 years   $   0.06      725,000     $0.06
$ 0.11-$0.17  1,100,000      5.2             0.15      450,000      0.17
$ 0.20-$0.22    700,000      6.5             0.21      500,000      0.20
$ 0.37          200,000      3.8             0.37      200,000      0.37
$ 0.50-$0.56    386,000      5.1             0.53      286,000      0.53
$ 0.72          200,000      4.3             0.72      200,000      0.72
$ 1.15          382,000      5.3             1.15      382,000      1.15
$ 1.50          666,000      1.8             1.50      666,000      1.50
$ 0.05-$1.50  4,359,000      4.4 years   $   0.51    3,409,000    $ 0.60

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Note 12. Income Taxes

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                   1998                 1997

Domestic                           $       (650,394)       $    (1,815,000)
Foreign                                  (3,190,289)            (1,361,000)

Net income (loss) before taxes     $     (3,840,683)       $   (3,176,000)


The consolidated tax provision is comprised of the following:

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


January 31,                                   1998                  1997

Current:
  Federal                            $          --        $          --
  State                                         --                 1,000
  Foreign                                    96,984               201,000

Tax Provision                        $       96,984        $      202,000

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                  1998                  1997

Federal statutory rate                       (34.0)%              (34.0)%
Utilization of tax loss carry forwards         --                    --
Increase in net deferred tax asset
  valuation allowance                         34.0                 34.0
Alternative minimum tax                        --                    --
State income taxes                             --                   0.1
Other                                          --                    --

                                               0.0%                 0.1%

The Company has regular federal tax loss carryforwards of approximately $9.7 million and federal alternative minimum tax loss carryforwards of approximately $9.8 million at January 31, 1998 which expire from 2003 to 2013.

Temporary differences between taxable income reported on the Company's federal tax return and net income reflected in the accompanying statements of operations result primarily from the capitalization of mine exploration and development costs for financial reporting purposes and deducting those costs for tax reporting purposes, partially offset by a lack of tax basis in properties sold, traded or abandoned. Additional temporary differences related to depreciation, mineral interest write-downs and non-deductible accruals exist. The tax effect of each of these temporary differences and net operating loss carryforwards for the years ended January 31, 1998 and 1997, are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

Note 13. Transactions with Related Parties

Anthony P. Taylor, an officer and director of the Company since June 1994, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1998. As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Following the merger of GBM with the Company, Dr. Taylor served as the Company's Vice President, Exploration until September 16, 1998. Dr. Taylor received compensation as a consulting geologist of $13,200 in fiscal 1997. In addition, for his services as a Director, Dr.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


Taylor received options to purchase 200,000 shares of common stock of the Company at an exercise prices of $.0625 and $.72 per share.

On June 5, 1996, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 10).

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

Note 14. Commitments and Contingencies

Upon the purchase of GRC (see Note 6) the Company assumed GRC's liabilities related to transactions governed by Colombian law concerning the movement of foreign currency into and out of Colombia. The Colombian government has the right to request an audit of foreign currency movement within a two year time frame. No request or notice of an audit has been received from the Colombian government to date. Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

In connection with the purchase of GRC, Greenstone Resources Canada Ltd. ("Greenstone") agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. Subject to final assessment of liabilities and GRC's right to offset certain assets against liabilities, the Company estimates this excess of liabilities to be $309,000. Management is demanding Greenstone to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and, however no receivable from Greenstone has been accrued as of January 31, 1998.

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

Note 15.  Year 2000
The Company has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities on which the Company's operations rely will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.

October 12,1999                             /s/George Beattie
                                            President, Chief Executive Officer,
                                            (Principal Executive Officer),
                                            Chairman of the Board and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                          Date
     -----------------------------------------------------------------

     /s/                                                     October 12, 1999
     Acting Chief Financial Officer
     Principal Financial and
     Accounting Officer)

     Gerald D. Helgeson                                      October 12, 1999
     Director, Secretary
     and Vice President

     James M. Seed                                           October 12, 1999
     Director

     George Beattie                                          October 12, 1999
     President, Chief Executive Officer
    (Principal Executive Officer)
     Chairman of the Board and Director

     Peter Bojtos                                            October 12, 1999
     Director and Vice President
     Vice Chairman of the Board

     Jorge Ordonez                                           October 12, 1999
     Director