Form 10KSB
period 1999-01-31
FISHER WATT GOLD CO INC
filed 1999-10-25
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from to
                         Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                 (Name of small business issuer in its Charter)

                Nevada                                    88-0227654
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization                     Identification No.)

   1621 North 3rd Street, Suite 1000
          Coeur d'Alene, Idaho                                83814
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $3,250,887.

The aggregate market value of the voting stock held by non-affiliates as of May 1, 1999 (using the average of the Bid and Asked prices) was $4,283,222.

The number of Shares of Common Stock, $.001 par value, outstanding on May 1, 1999 was 659.

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

During fiscal year 1998, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. The Company assumed control of operations in late August 1995 after purchasing it from Greenstone Resources of Canada. During calendar year 1998 the mine produced 16,705 ounces of gold and a like amount of silver. This was a 6% increase from the previous year.

The Company revenue for the year was $3,250,887, the cost of sales were $2,246,046 and General and administrative expense's were $1,294,491. The average selling price for gold during the year was $291.37 per ounce.

During the year an aggressive cost reduction program was initiated. This program reduced the cost of sales from $4.1 million in fiscal 1997 to $2.5 million in fiscal 1998, a reduction of 61 percent.

In fiscal year 1997 the company revised its The revision in the Companys cash cost calculation methodology was made in an effort to more closely conform to the Gold Institute Production Cost Standard.

Operations
----------
The cash cost per ounce of gold was $302.70 for fiscal 1997 and fell to $211.94 in fiscal 1998. This 30% reduction was the result of an aggressive cost control program, commissioning of a cyanidation plant which reduced selling costs, and staff reductions.

The Company sells most of its precious metal production to one customer. However due to the nature of the precious metals market the Company is not dependent upon this significant customer to provide a market for its products. Although the Company could be is directly affected by weakness in the precious metals processing business, the Company monitors the financial condition of its customer and considers the risk of credit loss to be remote.

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

The vein at the El Limon Mine is a white, opaque quartz which normally breaks into pieces two inches in diameter or smaller when blasted. However the waste material surrounding the vein is a very dark colored metasediment which normally breaks into much larger pieces. The difference in breaking size between the ore material and the waste has been put to use underground by putting all of the blasted material on a two inch grizzly (screen), separating the oversize material and putting it back into mined out working places (stopes) for ground support. Analysis of the sand size particles produced by blasting in the stopes showed that they contain significant amounts of gold and a system has been designed which will allow this fine material to be washed off of the larger fragments of the ore and waste, collected in various sumps underground and on surface and pumped to the processing plant. This washing system in addition to recovering high grade fines allows for visual discernment of ore and waste and manual separation as the material proceeds from underground to the processing plant. Installation of this slurry pumping system which was designed to be done in phases and was completed February, 1998.

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

Since a significant portion of this ore-waste separation is carried out underground, that waste is no longer being hoisted thereby creating hoisting capacity for additional ore. In this way, mill throughput of the upgraded ore has been averaging around 2,000 tonnes per month.

To reduce costs and improve efficiencies, personnel changes and realignment are continuing to take place, a new cost control system has been introduced, improved metal revenue enhancement program implemented, commissioning of a cyanidation treatment plant, the size of the support staff reduced and improved purchasing procedures put in place at both the mine site and Medellin office.

Mine Development
----------------
A change in the mining method at the El Limon Mine has increased productivity in the stopes and development of a new level, Level 6, is underway. The capacity of the locomotive ore cars, and mucking machines, assigned to Level 6 was increased to improve the efficiency of development and production.

The La Aurora is approximately six kilometers south of El Limon Mine and is close to a publicly maintained highway. It is accessed by a 310 meter long decline ramp which was constructed with rubber tired mining equipment. The ramp intersects a vein structure similar to El Limon. The mine will utilizing low cost, trackless, mining methods. The mine is fully developed but was placed on standby in October awaiting improvement in the price of gold. When operational, the ore from the La Aurora will be transported to the mill at El Limon.

Development of this second property, the Juan Vara, has been temporarily suspended due to the low price of gold . The Juan Vara is approximately two kilometers from the El Limon Mine processing plant.

Exploration
-----------
Exploration at the El Limon Mine is focused primarily on confirmation and delineation of extensions of the El Limon Mine vein. An ongoing program of drilling from selected locations on Levels 5 and 6 has proven vein continuity both horizontally and at depth. To the north, Level 5 development has exposed 120 meters of the vein with an average width of 0.5 meters and average grade of over 35 grams of gold per tonne. Drilling has confirmed the continuity of the vein on Level 7.

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

In December, 1996, the Company announced the acquisition of the 200 hectare El Veinte property, located approximately 14 kilometers south of the El Limon Mine. The El Veinte is viewed as having similar geology to the El Carmen. Drilling at the El Veinte was planned for this year but was suspended to conserve cash .

Do to the low price of gold and the critical cash position of the Company, all of the exploration properties were critically evaluated for potential. As a results of this evaluation all of the U. S. exploration were dropped except Castle, Red Canyon and Tempo. All three of these properties are Joint Ventured
(JV) with other firms and the financial commitments assumed by the J. V. partner. The costs related to property abandonment ($2.1 million) were charged in fiscal 1997. Some costs related to the closing of the Reno, Nevada exploration office were expensed as General and Administrative costs in fiscal 1998.

Plan of Operation
-----------------
The Company anticipates that it will, during fiscal 1999, continue to improve its operations at Oronorte. This will include additional capital expenditures for shaft rehabilitation and improved hoisting at the El Limon Mine, processing plant improvements and expansion at the El Limon Mine,. The company completed construction of a cyanidation treatment plant at El Limon in May. This plant element the need to ship concentrates to an off shore smelter and thus reduced operating costs by approximately $50 per ounce of gold The company sells 100% of its product in Colombia.

Fischer-Watt incurred a net loss of $1,872,927 in fiscal 1998 compared to a net loss of $3,937,667 in fiscal 1997. The Company has an accumulated deficit of $13.9 million and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1997, however this was principally the result of realized gains on the sale of exchange of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The company was adversely effected by the marked decline in the price of gold, its primarily product. The selling price of gold declined from $359 per ounce in January, 1997, to $287.45 per ounce in December, 1998. This $72 decline reduce company revenue by $1.2 million. The El Limon mine varied between break-even, negative and positive cash flow depending on the price of gold and various operating costs. To conserve cash, management has; closed the Reno, Nevada, office, reduced the staff at Coeur d' Alene, Idaho, and Medellin, Colombia, offices. In addition exploration activities have been greatly reduced and payment schedules negotiated with various vendors. The company has arranged the conversion of a Colombian Bank line of credit to a much lower cost IMF backed loan.

Management believes that as the El Limon Mine gold property, held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1999, and until then will fund operations with cash raised from future equity or debt financing, the anticipated exercise of common stock warrants expiring and disposition of or joint ventures with respect to mineral properties.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 1999. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Item 2.  DESCRIPTION OF PROPERTY

SUMMARY
-------
The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Colombia, the United and Mexico. The Company's interest in the properties varies on a property by property basis. The nature and amount of the Company's interest in properties is discussed in this item.

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

At the present time, the El Limon Mine is in production and the La Aurora Mine is fully developed but is on standby due to gold prices. The El Carmen property is in an ongoing second stage development program.

Access to the El Limon Mine is by road from Medellin, approximately 160 kilometers to the southwest. The mine is on the main road leading from Bogota to the port of Barranquilla on the Atlantic Ocean. It is a one day drive from the mine to the port of Buenaventura on the Pacific coast. The mine is about 5 kilometers south of the village of Zaragoza. Zaragoza is located on the Nechi river and is about 24 river kilometers south of El Bagre. Travel between Zaragoza and El Bagre can be by either road or river. The closest airport is at El Bagre which has four scheduled flights per day to Medellin.

The El Limon Mine facilities are connected to the government power grid. Since the government rations power, the mine has installed two diesel powered generators with outputs of 260 and 240 kWh. There are periods of time when there is insufficient power to operate all of the plant and mining equipment simultaneously. During these periods, management has elected to run the mill, one compressor, hoists and lighting. This means there is insufficient compressed air and ventilation in the mine and work is impeded. A third generator was purchased which makes the mine self- sufficient for electrical power.

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

El Limon Mine Historical Production
-----------------------------------

-------------- ---------------- ----------- --------------- ------------- ----------
Calendar Year   Tonnes Milled    Recovered      Average     Recovered Oz  Head Grade
                                  Ounces       Recovery %    Per Tonne     g/Tonne
-------------- ---------------- ----------- --------------- ------------- ----------
         1990*        2,040          365           90          0.18           6.2
         1991        24,567       10,241           90          0.42          14.4
         1992        17,302        7,679           90          0.45          15.3
         1993        26,961        9,990           90          0.38          12.8
         1994        23,011        7,510           91          0.32          11.1
         1995        22,563        8,603           92          0.38          12.9
         1996        23,088       12,855           90          0.54          18.7
         1997        25,541       16,665           92          0.62          21.1
         1998        25,594       16,705           92          0.62          21.9

-------------- ---------------- ----------- --------------- ------------- ----------

* Two months operation

As shown in the table above, the head grade increased by 64% from 1995 to 1998. This increase was the result of improved grade control, improvements in the mining methods, and the purchase of additional mining equipment.

The mineable  reserves at the Oronorte  properties are shown below. The reserves
were  calculated  by  Ing.   Alejandro  Pineda  M,  an  independent   geological
consultant.

The tonnes shown are fully diluted, mineable tonnes. They have been diluted to include a mining height of 1.35 meters perpendicular to the dip of the vein. Specific gravity of the vein is 2.65 and specific gravity of the waste is 2.80. The minimum cut-off grade used is 7.49 grams of gold per tonne and the erratic high values, higher than 100 grams of gold per tonne are cut to 100 grams of gold per tonne while calculating the grades of these reserves. The value of recovered gold is assumed to be $300 per ounce. Initial reserve estimates made in 1989, prior to the commencement of production, calculated the reserves at 41,000 tonnes at 14.3 grams of gold per tonne. Since then, in addition to the total current reserves, in excess of 136,000 tonnes have been mined over the life of the mine. The nature of narrow, high grade hydrothermal gold veins such as are present at El Limon Mine is that the relatively low reserve estimates are due to the high cost of outlining these reserves too far ahead of the mining.

Oronorte Reserves - January, 1999 (FY 1998)

                    El Limon             La Aurora           Juan Vara               Total
                ----------------------------------------------------------------------------
                 Tonne      g/T          Tonne      g/T     Tonne    g/T      Tonne     g/T     Oz/AU
                -------    -----        -------    -----   -------  -----    -------   -----   --------
------------------------------------------------------------------ --------- -----------------------------
Proven            66,288     19           23,673     2                        89,961     15       42,015

Probable          33,135     19           18,413     2      20,072    6       71,620     11       25,190

Possible         171,010     17           61,530     4                       232,540     14      103,030
--------       ----------   ----      -----------   ---                     --------    ----   ---------

Total            270,433     18          103,616     3      20,072    6      394,121     13      170,236

Oz of Au         155,744                  10,619             3,872           170,236

------------------------------------------------------------------ --------- -----------------------------

The calendar year 1999 mining plan calls for the mining and processing of approximately 34,000 tonnes of ore and the recovery of approximately 16,000 ounces of gold (500,000 grams). It is anticipated that the development and exploration work to be carried out at El Limon Mine during 1999 will more than replace the reserves to be mined during 1998.

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

From the ball mill, the material feeds to a pulsating jig. The jig concentrate is processed in a furnace at the mine and poured into DORE bars. The DORE is sold to a Colombian customer with payment normally received within two business days. Jig overflow is fed through cyclones, then sent to flotation cells. It is then filtered to produce a concentrate which is feed to an on site cyanidation processing plant. The cyanidation plant recovers the gold using a Merill Crowe recovery circuit. The final product is sold the a well established refinery in Medellin.

The mill recoveries average 92 percent, which is typical for the type of metallurgical process used at the El Limon Mine.

The current hourly paid labor force are residents of the town of Zaragoza and surrounding area. They are all members of a cooperative called "A Precooperativa de Trabajo Asociado de Zaragoza - Precoomizar Ltd." This particular cooperative is one of the first being used in the Colombian mining industry. The mine was subject to a series of work slow downs which culminated in a week long strike in October. The labor contract was modified and the work force reduced. Labor unrest will probably continue to be a problem during the next year.

         The total number of persons employed by the Company, both directly and indirectly, is shown below. This is a reduction of 33% (135 people) from the previous year:

         Mine Site
         Company Employees                            28
         Precoomizar Employees                       150
         Contractors (average)                         0
                                                    ----
         Subtotal                                    170
         Medellin Office                               3
                                                    ----
         Grand Total                                 173

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

The grade in the north end has increased significantly. Over the past several months the undiluted stope grade of the vein on Level 5 and 6 have averages
51.16 grams of gold per tonne over an average width of 0.35 meters. The average stope width during this same time period has been 1.2 meters thereby producing a mining grade of 15.63 grams of gold per tonne. This mining grade has been improved by 17% through grade control procedures resulting in a grade fed to the mill of 21 grams of gold per tonne.

Juan Vara Vein
--------------
The Juan Vara vein is the strike extension of the El Limon Mine vein and is located approximately 2 kilometers south. This vein has been trenched and a short adit was driven in the vein. True width of the vein varies from 0.2 meters to 0.4 meters and the gold grades are 33 grams of gold per tonne and 8 grams of gold per tonne respectively. A ramp from the surface is underway for the development of this vein to a depth of 60 meters. Work has been temporarily halted due to the low price of gold.

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

This mine has been fully developed but has been placed on standby due to the low price of gold.

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

The El Carmen property is located approximately 20 kilometers northeast of El Limon Mine. An 80 meter long adit was driven to intersect the vein. Two short cross cuts, one east and one west, were driven on the vein. This confirmed the presence of the vein widths of 0.7 to 1.5 meters. The results of sampling have returned values between 17 and 42 grams of gold per tonne. A 105 meter long, inclined diamond drill hole was recently completed which intersected the vein at the anticipated location. The vein intersection was 0.7 meters with a grade of 490 grams of gold per tonne. This grade has been confirmed by Jacobs laboratory, an independent laboratory, in the United States. Limited tonnage is produced from this operation by a contractor.

El Veinte
---------
The El Veinte property is located 14 kilometers south of the El Limon Mine. It is viewed as having similar geology to the El Carmen. This property has had little exploration done at this time do to a shortage of funds.

MEXICAN PROPERTY
----------------

Minera Montoro Properties, Baja California, Mexico
--------------------------------------------------

During 1989,  Fischer-Watt  acquired a 49% interest in Minera Montoro S.A. de C.
V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996, that was increased to 50%. Effective July 1996, the Company' 's interest was increased to 65%. Montoro holds a claim on two mineral interests in Mexico. In March 1994, the Company, through Minera Montoro, formalized an agreement with Gatro South America Holdings Limited (Gatro)that was initiated in April 1993 to conduct a generative exploration program in Baja California. Four properties were acquired under the generative exploration program (El Arenoso, Alborada, Julio Cesar and Sierra de Cobre). Under the terms of the agreement, Montoro would have received a 2.5% net smelter return plus a $5,000,000 payment, per property, upon commencement of commercial production. Except for El Arenoso, the other properties have been dropped by Gatro.

Montoro is currently undertaking a continuous review of meritorious Mexican mineral properties and hopes to acquire worthy properties in the near future; however, there can be no assurance that any properties will be acquired.

Los Verdes Property, Sonora, Mexico
-----------------------------------

In June, 1997, Montoro obtained the purchase option on the Los Verdes Copper project in the State of Sonora, Mexico. The agreement was with the Mexican subsidiary of COMINCO, a publicly held Canadian based mining company. The Company did limited exploration, which included confirmation of previous work and reopening of an exploration drift. A order of magnitude study (limited feasibility study) was completed and initial discussions held with financial institutions.

During the year the price of copper declined to well below the economic point of operating this property. This property was returned to COMICNO at the end of the year. The Company has no financial obligations relating to Los Verdes.

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

Serem Gatro Canada, Inc. ("Serem Gatro") sold Great Basic Exploration and Mining
(GBEM) to Great Basin Mining (GBM) in May 1995. As a condition of that sale, a Participation Agreement between Serem Gatro and GBM (the Serem Gatro Agreement) gives Serem Gatro the right to participate in any of the core properties. A senior representative of Serem Gatro's parent Company, Billiton, contact the Company during the year. After reviewing the records Billiton agreed to drop the participation clause.

Management Evaluation
---------------------
Fischer-Watt greatly curtailed its exploration efforts in Nevada. In addition to closing the Reno, Nevada, exploration office, all of the company properties were critically evaluated as to; potential, holding costs, and likelihood of attracting joint venture partners. Based on this evaluation properties were either dropped or assigned to others. The retained properties are discussed below.

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

BMG has informed the company that it has curtailed its plans in relationship to the property due to the current price of gold. They do intend to retain their option but have no plans to drill

Tempo, Lander County, Nevada
----------------------------
The Tempo Prospect is located approximately 17 miles northwest of the town of Austin, Nevada, and is accessible by dirt road.

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

                              PROPERTY COMMITMENTS
                      For the year ending January 31, 1999

                     Lease          Work                     J. V.        Net
Property           Payments     Commitments    Total         Share      FWG Cost
--------------------------------------------------------------------------------

Castle                5,400                     5,400        (5,400)       0
Red Canyon           74,500                    74,500       (74,500)       0
Tempo               118,500       200,000     318,500      (318,500)       0

--------------------------------------------------------------------------------
Total               198,400       200,000     398,400      (398,400)       0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                            HIGH BID       LOW BID

     Year Ended January 31, 1999
       First Quarter                         $ .14         $ .08
       Second Quarter                          .12           .03
       Third Quarter                           .07           .03
       Fourth Quarter                          .15           .04

Holders:
As of May 1, 1999, the Company had 659 shareholders of record of its common stock

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends.

Changes in Securities
---------------------

During the year common shares were issued for various reasons. This is summarized below and detailed in the attached auditors report.

Date                    Shares                  Reason
----                    ------                  ------
Various, 1999           3,028,600               Exercise of warrants at exercise
                                                price of $.05 to $.07 per share


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's quarterly reports on Form 10-QSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward- looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Summary
The Company revenue for the year was $3,250,887, the cost of sales were $2,246,046 and General and administrative expense's were $1,294,491. The average selling price for gold during the year was $291.37 per ounce.

During the year an aggressive cost reduction program was initiated. This program reduced the cost of sales from $4.1 million in fiscal 1997 to $2.5 million in fiscal 1998, a reduction of 61 percent.

The Company reported net loss of $1,872,927 for the year ended January 31, 1999. This loss also included $1,140,067 in exploration expenses. Exploration expenses will be significantly reduced in subsequent years. The Company has an accumulated deficit of $13.9 million and continues to experience negative cash flow from operations and incur losses from its mining operations. Management believes further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operation, exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1999. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of gold and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Short-term Liquidity

As of January 31, 1999 the Company had $18,736 in cash and $500,000 in a Certificate of Deposit.

     On January 31, 1999, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and, in the interim, anticipates that it will fund operations with the cash raised in the March offering. Inaddition the exploration activities have been reduced to contractual obligations, less than $120,000 per year, and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction of at least 110 people is anticipated.

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

Long-term Liquidity:

Cash flows from operations during fiscal 1999 are expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company does not anticipate needing additional funding from equity or borrowings unless a major expansion at its Oronorte property is necessary and cost justified or an acquisition opportunity arises.

 FISCAL 1997 COMPARED TO FISCAL 1996

The Company had revenues of $3,250,887 in fiscal 1998 compared to $5,502,625 for fiscal 1997. The most significant reason for this change is the $72 per ounce decline in the selling price gold. . The selling price of gold is dictated by world wide factors and conditions, none of which are in thecontrol of the Company. The future price of gold is unknown. An aggressive cost control program was initiated which resulted in the cost of sales declining to $2.3 million in fiscal 1998 from $4.1 million in fiscal 1997, a reduction of 44%. In fiscal 1997 the Company wrote down a significant portion of it United States exploration properties and thus incurred a non-reoccurring charge of $2,031,084 (comparable fiscal 1996 charges were $588,000).

REVENUES

Forward  Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Sales of Mineral Properties

No material income was received from the sale of mineral properties during the year.

COSTS AND EXPENSES

Abandoned Mineral Interests:

No mineral properties were abandoned during the year.


Selling, General and Administrative:

Selling, general and administrative costs decreased from $1,304,900 in fiscal 1997 to $1,294,491 in fiscal 1998 The decrease was the result of closer fiscal control. Further reductions are planned in fiscal 1999.

Foreign Exchange Gain

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange loss of $234,3304 in the year ended January 31, 19997.

Other Income and Expenses

Net interest expense decreased from $320,000 in fiscal 1997 to $189,000 in fiscal 1998. This decrease is due primarily to pay down of revolving lines of credit used to finance the working capital requirements of the Colombian operations. The most significant line is for $500,000 with a Colombian bank, is secured by a like amount CD held by a Bank in Miami.

Commitments and Contingencies

Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. While the Company has not received any notice of intention from the Colombian Government to conduct such an audit and the Company has no reason to believe that the Colombian Government will conduct such an audit in respect its Colombian, the Company has the right to claim indemnity from Greenstone Resources Canada Limited pursuant to the terms of agreements made regarding the acquisition of Greenstone of Colombia, Ltd. and the Oronorte properties.

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

Item 7.  FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto as page F-1

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 1999, BDO Seidman, LLP, resigned as principal independent accountant for the Company. This resignation was without warning and was affective in both the United States and Colombia. They had not completed the fiscal 1998 audit at the time of resignation.

The Company subsequently engaged Grupo Consultor Colombiano (Colombian Consulting Group) as its Colombian independent auditor. GCC is affiliated with Moore Stephens International Limited, the London based international accounting firm. Simultaneously the Company engaged Stark Tinter and Associated, LLC, Englewood, Colorado, as its principle independent auditor.

                                    PART III

Item 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                       Positions Held                     Directorship
Name                       Age        With the Company                    Held Since
-------------------       ----        ------------------------------      -----------------
George Beattie             70         Chairman of Board                   August 27, 1993
                                      Chief Executive Officer
                                      President

Gerald D. Helgeson         64         Director                            March 14, 1994
                                      Secretary

Peter Bojtos               49         Director                            April 24, 1996
                                      Vice Chairman
                                      Vice President

James M. Seed              57         Director                            June 1, 1996

Jorge E. Ordonez           58         Director                            June 12, 1996

Michele D. Wood            32         Chief Financial Officer             November 1, 1996
                                      Assistant Secretary
                                      Resigned April 13, 1998

R.M. (Mike) Robb           57         Vice President of Operations        February 1, 1997

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

     Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer- Watt Gold Company, Inc., in April 1996.

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

Mr. Seed became a Director of Fischer-Watt Gold Company, Inc. on June 1, 1996.

MICHELE D. WOOD

Ms. Wood resigned as Chief Financial Officer on April 13, 1998. The position has not been filled.

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

                           SUMMARY COMPENSATION TABLE
              Annual Compensation   Long Term Compensation
Name and
Principal            Fiscal                  Securities, underlying options/SARs
Position             Year      Salary $

George Beattie,      1998      100,000
President, CEO       1997      100,000
                     1996       93,500
                     1995       80,000                500,000 shares

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values:

Number of Securities Underlying Unexercised    Value of Unexercised In-the-Money
Options/SARs at January 31, 1998               Options/SARs at January 31, 1998
Exercisable/ Unexercisable                     Exercisable/Unexercisable

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of May 1, 1999..

Name and Address of                Amount and nature of                  % of
beneficial owner                   beneficial ownership                 Class

Cede & Co.                         22,301,295 Shares                   57.27
                                   Owned indirectly.
                                   Note 1

Kennecott Exploration Company      2,048,000 shares
P O Box 11248                      owned directly                       5.26%
Salt Lake City, UT 84147

Jeffrey L. Abbas                   2,050,000 Shares                     5.27%
80 Williams Way                    Owned directly
Couder Sport, PA 16915

Peter Bojtos                       1,150,000 shares
Officer and Director               owned directly and
2582 Taft Court                    indirectly.                          2.95%
Lakewood, CO 80215

James M. Seed                      2,495,300 shares
Director                           owned indirectly,
1 Citizens Plaza, Suite 910        Note 3                               6.41%
Providence, RI

George Beattie                     501,000 shares
Officer and Director               owned directly,
1410 Cherrywood Drive              Note 4                               1.29%
Coeur d' Alene, ID

Gerald D. Helgeson                 400,000 shares
Officer and Director               owned indirectly,
3770 Poppy Lane                    Note 5                               1.0%
Fallbrook, CA

Jorge E. Ordonez                   No shares
Director                           owned directly                       0.0%
Ave. Paseo de las Palmas 735-205
Mexico City, Mexico

Michele D. Wood                    No shares
Chief Financial Officer            owned directly                       0.0%

R.M.(Mike)Robb                     No shares
Vice President of Operations       owned directly
6004 Buffalo Grass CT, NE          Note 6                               0.0%
Albuquerque, NM

Directors and                      4,546,300 shares
Officers as a Group                owned directly,
(six persons)                      and indirectly                      11.68%

Note 1 - Cede & Company is a brokerage clearing company .

Note 2 - Not used

Note 3 - James M. Seed owns no shares, options or warrants directly, but various related trusts own 2,161,900 shares and own warrants to purchase 333,400 shares.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit Item 601
No.   Category      Exhibit

1        2     Mining  Property  Purchase  Agreement  dated  September 30, 1996,
               between   Fischer-   Watt  Gold   Company,   Inc.  and  Kennecott
               Exploration Company ("KEC") whereby FWG purchased mining claims owned by KEC in Esmeralda County, Nevada, and, upon closing, delivered to KEC a Promissory Note in the amount of $700,000 and filed as Exhibit 6.2 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

2        2     Letter  agreement  dated October 14, 1996,  between Steve Van Ert and  Fischer-Watt  Gold  Company,  Inc.  known as the  Sacramento
               Mountains  Property and filed as Exhibit 7.2 to Form 10-QSB filed
               November 15, 1996 and incorporated herein by reference.

3        3     By-laws  of the  Corporation.  Amended  and  restated.  Filed  as
               Exhibit  3.3  to  Form  10-  QSB  filed   December   16,1996  and
               incorporated herein by reference.

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

7       10     Joint venture agreement dated July 25, 1996,  between Great Basin
               Exploration and Mining and Digger Resources, Inc. regarding Tempo mineral property, Lander County, Nevada. filed as Exhibit 36.10 to Form 10-KSB filed September 26, 1996 and incorporated herein by reference.

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

    (b)  Reports on Form 8-K

During the quarter ended January 31, 1999, no reports on Form 8-K were filed by the registrant.

                        Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                                    Contents


Report of Independent Certified Public Accountants                      F-2

Financial Statements:
      Consolidated Balance Sheet                                        F-3
      Consolidated Statements of Operations                             F-4
      Consolidated Statement of Shareholders' Equity             F-5 -  F-6
      Consolidated Statements of Cash Flows                             F-7
      Summary of Accounting Policies                             F-8 - F-12
      Notes to Consolidated Financial Statements                F-12 - F-21

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $1,872,927 and $3,937,667 in fiscal 1999 and 1998, has an accumulated deficit of $13,868,101 and a net working capital deficiency of $2,727,321, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Tinter & Associates, LLC



Englewood, Colorado
September 15, 1999

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 1999


                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $     18,736
  Certificate of deposit - restricted                                   500,000
  Accounts receivable                                                   339,712
  Inventory                                                              62,846
  Other current assets                                                   36,180
                                                                   ------------
      Total current assets                                              957,474
                                                                   ------------
Mineral interests, net                                                1,616,167
                                                                   ------------
Property and equipment, at cost, net of
  accumulated depreciation of $866,493                                1,567,667
                                                                   ------------

Other assets                                                              9,742
                                                                   ------------
                                                                   $  4,151,050
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  2,288,464
  Notes payable - bank                                                  548,296
  Notes payable                                                         848,035
                                                                   ------------
      Total current liabilities                                       3,684,795
                                                                   ------------
Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 38,188,384 shares
   issued and outstanding                                                38,190
  Additional paid-in capital                                         13,429,830
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (13,868,101)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      145,536
                                                                   ------------
                                                                        466,255
                                                                   ------------
                                                                   $  4,151,050
                                                                   ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      Years Ended January 31, 1999 and 1998


                                                     1999              1998
                                                 ------------      ------------

Sales of precious metals                         $  3,250,887      $  5,502,625
Costs applicable to sales                           2,246,046         4,076,361
                                                 ------------      ------------
Gain from mining operations                         1,004,841         1,426,264

Costs and expenses:
 Abandoned and impared mineral interests                 --           2,031,084
 Exploration                                        1,140,067         1,070,673
 General and administrative                         1,294,491         1,304,853
                                                 ------------      ------------
                                                    2,434,558         4,406,610

Operating (loss)                                   (1,429,717)       (2,980,346)

Other income and (expense):
 Interest expense                                    (188,701)         (319,461)
 Currency exchange (loss)                            (254,330)         (182,909)
 Reserve for foreign tax refunds                         --             (16,419)
 Other                                                 70,834          (341,548)
                                                 ------------      ------------
                                                     (372,197)         (860,337)

Operating (loss) before taxes                      (1,801,914)       (3,840,683)

Income taxes                                           71,013            96,984
                                                 ------------      ------------

Net (loss)                                         (1,872,927)       (3,937,667)

Other comprehensive income:
 Foreign currency translation adjustment             (494,394)          385,465
                                                 ------------      ------------
Comprehensive (loss)                             $ (2,367,321)     $ (3,552,202)
                                                 ============      ============

Per share information:

Basic (loss) per share                           $      (0.05)     $      (0.12)
                                                 ============      ============

Weighted average shares outstanding                36,814,567        33,623,991
                                                 ============      ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                      Years Ended January 31, 1998 and 1999


                                                    Common Stock                       Additional      Capital Stock
                                                       Shares           Amount       Paid in Capital    Subscribed
                                                    ------------     ------------     ------------     ------------
Balance, January 31, 1997                             31,296,760     $     31,298     $ 12,044,075     $    720,800

Issuance of shares for services                          100,000              100           52,900             --
Issuance of shares for cash, net of issue
 costs of $44,999                                        918,000              918          440,623             --
Issuance of shares to extinguish debt                    185,624              186          108,850             --
Issuance of shares pursuant o warrant exercise         2,659,400            2,659          606,409             --
Effect of currency fluctuations on net assets
 of foreign subsidiary                                      --               --               --               --
Net loss for the year                                       --               --               --               --
                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1998                             35,159,784           35,161       13,252,857          720,800

Issuance of shares pursuant to warrant exercise        3,028,600            3,029          176,973             --
Effect of currency fluctuations on net assets
 of foreign subsidiary                                      --               --               --               --
Net loss for the year                                       --               --               --               --
                                                    ------------     ------------     ------------     ------------

Balance, January 31, 1999                             38,188,384     $     38,190     $ 13,429,830     $    720,800
                                                    ============     ============     ============     ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                      Years Ended January 31, 1998 and 1999

                                                                    Currency
                                                  Accumulated      Translation
                                                    Deficit         Adjustment           Total
                                                 ------------      ------------      ------------
Balance, January 31, 1997                        $ (8,057,507)     $    255,365      $  4,994,031
                                                                                     ------------
Issuance of shares for services                          --                --              53,000
Issuance of shares for cash, net of issue
 costs of $44,999                                        --                --             441,541
Issuance of shares to extinguish debt                    --                --             109,036
Issuance of shares pursuant o warrant exercise           --                --             609,068
Effect of currency fluctuations on net assets
 of foreign subsidiary                                   --             384,565           384,565
Net loss for the year                              (3,937,667)             --          (3,937,667)
                                                 ------------      ------------      ------------

Balance, January 31, 1998                         (11,995,174)          639,930         2,653,574

Issuance of shares pursuant to warrant exercise          --                --             180,002
Effect of currency fluctuations on net assets
 of foreign subsidiary                                   --            (494,394)         (494,394)
Net loss for the year                              (1,872,927)             --          (1,872,927)
                                                 ------------      ------------      ------------

Balance, January 31, 1999                        $(13,868,101)     $    145,536      $    466,255
                                                 ============      ============      ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 1999 and 1998

                                                                1999             1998
                                                            -----------      -----------
Net income (loss)                                           $(1,872,927)     $(3,937,667)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation, amortization and depletion                     578,920          564,573
   Stock issued for services                                       --             53,000
   Currency rate fluctuations                                  (494,394)         384,565
   Abandoned mineral interests                                     --          2,031,084
   Minority interest in subsidiaries                            (21,446)          21,446
Changes in assets and liabilities:
   Accounts receivable                                          544,665         (624,377)
   Inventory                                                    528,504          385,650
   Foreign tax refund                                              --            435,000
   Other assets                                                  68,461           16,617
   Accounts payable and accrued expenses                        618,407         (713,912)
                                                            -----------      -----------
       Total adjustments                                      1,823,117        2,553,646
                                                            -----------      -----------
  Net cash (used in) operating activities                       (49,810)      (1,384,021)
                                                            -----------      -----------

Cash flows from investing activities:
   Investment in mineral interests                             (151,251)            --
   Investment in (redemption of) certificate of deposit            --             25,000
   Disposition of property and equipment                         90,998             --
   Acquisition of property and equipment                         (1,430)         (32,728)
                                                            -----------      -----------
Net cash (used in) investing activities                         (61,683)          (7,728)
                                                            -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common shares                          180,003        1,050,608
   Borrowings on note payable                                      --             24,023
   Repayment of notes payable                                  (216,656)            --
                                                            -----------      -----------
  Net cash provided by financing activities                     (36,653)       1,074,631
                                                            -----------      -----------

Increase (decrease) in cash                                    (148,146)        (317,118)
Cash and cash equivalents,
 beginning of period                                            166,882          484,000
                                                            -----------      -----------
Cash and cash equivalents,
 end of period                                              $    18,736      $   166,882
                                                            ===========      ===========

Supplemental cash flow information:
   Cash paid for interest                                   $   140,479      $   319,460
   Cash paid for income taxes                               $    96,038      $   156,961

Non-cash investing and financing activities:
   Common stock issued for repayment of debt                $      --        $   109,036


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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Stock-based Compensation

The value of stock based awards is determined using the intrinsic value method whereby compensation costs is the excess of the quoted market prices of the

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

stock at grant date and other measurement date over the amount an employee must pay to acquire the stock. In 1998 the Company adopted, for footnote disclosure purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the fair value of the stock option and recognize this cost over the service period.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Recent pronouncements

In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. During September, 1999 the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not expect that SFAS 133 will have a material impact on its financial statements or disclosures.

Note 2.  Financial Condition, Liquidity, and Going Concern

Fischer-Watt incurred a net losses of $1,872,927 and $3,937,667 in fiscal 1999 and 1998, has an accumulated deficit of $13,868,101 and has a net working capital deficiency of $2,727,321, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3.  Accounts Receivable

Accounts receivable consist of:

     Trade             $  25,142
     Tax refunds         137,155
     Other               192,330
                       ---------
                         354,627
     Less: allowance     (14,915)
                       ---------
                       $ 339,712
                       =========

Note 4.  Inventories

Inventories consist of:

     Finished products and products in process  $   13,441
     In transit inventory                           64,800
     Supplies, materials and spare parts           203,362
                                                ----------
                                                   281,603
     Less allowance                               (218,757)
                                                ----------
                                                $   62,846
                                                ==========

Note 5.  Mineral Interests

Capitalized costs for mineral interests consist of:

Operating mining property:
  El Limon Mine, Oronorte District             $ 1,541,293
  Less accumulated depletion                       845,787
                                               -----------
                                                   695,506
Non-operating properties,
 net of reserves:
  El Carmen, Colombia                              463,685
  La Aurora, Colombia                              284,679
  Juan Vara, Colombia                              147,466
  Cyanyd Plant, Columbia                            23,831
  El Veinte, Colombia                                1,000
                                               -----------
                                               $ 1,616,167
                                               ===========

During fiscal 1998 the Company charged $2,031,084 to operations for abandoned property and mineral rights.

Note 6.  Property and equipment

Property and equipment consist of the following:

     Land and buildings                        $   507,266
     Machinery and equipment                     1,775,662
     Furniture and fixtures                        151,232
                                               -----------
                                                 2,434,160
     Less: accumulated depreciation               (866,493)
                                               $ 1,567,667
                                               ===========

Depreciation expense charged to operations was $278,920 and $264,573 in fiscal 1999 and 1998.

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

The Company has a $500,000 line of credit with a bank. Advances under this line, which totaled $400,000 at January 31, 1999, accrue interest at a rate of Libor plus 3.75% and are due during March, 1999. The line is collateralized by a $500,000 certificate of deposit.

The Company has $148,296 in amounts payable to a bank at January 31, 1999. The amounts bear interest at the legal Colombian rate (DTF) plus 10 points (38% at January 31, 1999), are due on demand and are collateralized by a building.

The Company delivered to Kennecott Exploration Company, a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due on demand or, at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's common stock. Accrued interest at January 31, 1999 was $148,035. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

During the period from June, 1997 through September, 1997 the Company issued 2,659,400 shares of common stock pursuant to the exercise of warrants at exercise prices ranging from $.22 to $.30 per share for cash aggregating $609,068

During fiscal 1999 the Company issued 3,028,600 shares of common stock pursuant to the exercise of warrants at exercise prices ranging from $.05 to $.07 per share for cash aggregating $180,002.

Note 10. Common Stock Options and Warrants

In May 1987, the board of directors approved a nonqualified stock option plan. Two officers, four employees and one independent contractor were granted options to purchase a total of 710,000 shares of common stock at $1.50 per share (fair market value at date of grant). These options vest at rates ranging from 2,000 to 5,000 shares per month per individual and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

31, 1999, options on 417,500 shares had vested and were exercisable and options on 248,500 shares expired.

In October 1991, three officers and three employees were granted options to purchase a total of 504,000 shares of common stock at $1.15 per share (fair market value at the date of grant). Options on 74,000 shares vested immediately and the remainder vest at rates ranging from 2,000 to 4,000 shares per month, and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1999, options on 382,000 shares had vested and were exercisable.

In July 1993, two officers and four employees were granted options to purchase a total of 600,000 shares of common stock at $.50 per share (fair market value at the date of grant). These options vest at the rate of 2,000 shares per month per employee and become exercisable six months after vesting. These options expire 10 years after they become exercisable. Options granted on 450,000 of the 600,000 shares were later canceled pursuant to employee settlement agreements. At January 31, 1999, options on 136,000 shares had vested and were exercisable.

In conjunction with an employment contract effective September 1, 1993, with an officer and director, options were granted on 500,000 shares of common stock at $.20 per share (fair market value at date of grant). These options vest at the rate of 20,000 shares per month and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 1999, options on 500,000 shares had vested and were exercisable.

In October 1993, two officers and four employees were granted options to purchase a total of 450,000 shares of common stock at $.17 per share (fair market value at date of grant). These options vested immediately and became exercisable six months after vesting. The options expire in April 2004. At January 31, 1999, options on 450,000 shares had vested and were exercisable.

In April and July 1994, two directors were each granted options to purchase 100,000 shares of common stock at $.08 and $.05 per share (fair market value at time of grant), respectively in an agreement separate from the Company's nonqualified stock option plan. These options vest after approximately one year of service as a director and become exercisable upon vesting. These options expire five years after they become exercisable. At January 31, 1999, options on all 200,000 shares had vested or were exercisable.

On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options became exercisable on June 1, 1998 and expire five years after they become exercisable. At January 31, 1999, options on all 525,000 shares had been vested or were exercisable.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Pursuant to the November 1995 private placement, the Company issued warrants to purchase 3,033,750 shares of common stock at $.30 per share on or before August 1997. Pursuant to a resolution of the Board of Directors, the expiration date was extended to February 28, 1999, and the exercise price ranges from $.22-$.75 and is to be determined based upon the date of exercise which can fall into four ranges from August 8, 1997 to February 28, 1999.


On February 20, 1996, two consultants were each granted options to purchase a total of 200,000 shares of common stock at $.37 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on February 20, 1997 and expire five years after they become exercisable. At January 31, 1999, options on 200,000 shares had vested and were exercisable.

On June 1, 1996, two directors were granted options to purchase a total of 200,000 shares of common stock at $.72 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on June 1, 1997 and expire five years after they become exercisable. At January 31, 1999, options on 200,000 shares had vested and were exercisable.

On November 1, 1996, a former employee and an officer were granted options to purchase 50,000 and 100,000 shares, respectively, of common stock at $.56 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on November 1, 1997 and expire on November 1, 2002. At January 31, 1999, options on 150,000 shares had vested and were exercisable.

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at $.53 per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable. At January 31, 1999, options on 100,000 shares had vested and were exercisable.

On September 1, 1997, two consultants were granted options to purchase 200,000 shares of common stock at $.22 per share (fair market value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 1999, options on 200,000 shares had vested and were exercisable.

On October 27, 1997, a director was granted options to purchase 250,000 shares of common stock at $.165 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 1999, options on 250,000 shares had vested and were exercisable.

On December 16, 1997, four directors were granted options to purchase 400,000 shares of common stock at $.1125 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 1999, options on 400,000 shares had vested and were exercisable.

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999 and 1998, respectively: expected life of options of 5 years and 5 years, expected volatility of 52% and 43%, risk-free interest rates of 5% and 5% and no dividend yield. The weighted average fair value at the date of grant for options granted during 1999 and 1998 approximated $0.04 and $0.07 per option.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

January 31,                                1999                  1998

Net income (loss)
  As reported                        $(1,872,927)          $(3,937,667)
  Pro forma                          $(3,439,000)          $(4,020,609)


Primary earnings (loss) per share
  As reported                             $(0.05)               $(0.12)
  Pro forma                               $(0.05)               $(0.12)

The following table summarizes the stock option activity:

                                    Stock               Weighted-average
                                   Options               Price per Share
                                  ---------             -----------------
Outstanding at February 1, 1997   3,449,000                   $ 0.61
Granted                             910,000                     0.19
Outstanding at January 31, 1998   4,359,000                     0.52
Granted                             200,000                     0.07
Expired                            (248,500)                    1.50
Outstanding at January 31, 1999   4,310,500                   $ 0.43

The following table summarizes information about fixed-price stock options :

Outstanding at January 31, 1999:

                      Options Outstanding        Options Exercisable
                      -------------------        -------------------

                             Weighted-    Weighted-               Weighted-
                              Average      Average                 Average
Range of        Number      Contractual   Exercise    Number      Exercise
Prices        Outstanding      Life         Price   Exercisable    Price
------------  -----------   -----------  ---------- -----------   --------
$ 0.05-$0.08    925,000      2.4 years   $   0.06      725,000     $0.06
$ 0.11-$0.17  1,100,000      4.2             0.15    1,100,000      0.15
$ 0.20-$0.22    700,000      5.5             0.21      700,000      0.21
$ 0.37          200,000      2.8             0.37      200,000      0.37
$ 0.50-$0.56    386,000      4.1             0.53      386,000      0.53
$ 0.72          200,000      3.3             0.72      200,000      0.72
$ 1.15          382,000      4.3             1.15      382,000      1.15
$ 1.50          417,500      1.4             1.50      417,500      1.50
$ 0.05-$1.50  4,310,500      3.7 years   $   0.43    4,110,500    $ 0.45

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

Note 12. Income Taxes

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

January 31,                                    1999                 1998

Domestic                           $             --        $      (650,394)
Foreign                                  (1,872,927)            (3,190,289)

Net income (loss) before taxes     $     (1,872,927)       $    (3,840,683)

The consolidated tax provision is comprised of the following:

January 31,                                   1999                  1998

Current:
  Federal                            $           --        $           --
  State                                          --                    --
  Foreign                                    71,013                96,984

Tax Provision                        $       71,013        $       96,984

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                  1999                  1998

Federal statutory rate                       (34.0)%              (34.0)%
Utilization of tax loss carry forwards          --                   --
Increase in net deferred tax asset
  valuation allowance                         34.0                 34.0
Alternative minimum tax                         --                   --
State income taxes                              --                   --
Other                                           --                   --

                                               0.0%                 0.0%

The Company has regular federal tax loss carryforwards of approximately $11.6 million and federal alternative minimum tax loss carryforwards of approximately $11.7 million at January 31, 1997 which expire from 2003 to 2014.

Temporary differences between taxable income reported on the Company's federal tax return and net income reflected in the accompanying statements of operations result primarily from the capitalization of mine exploration and development costs for financial reporting purposes and deducting those costs for tax reporting purposes, partially offset by a lack of tax basis in properties sold, traded or abandoned. Additional temporary differences related to depreciation, mineral interest write-downs and non-deductible accruals exist. The tax effect of each of these temporary differences and net operating loss carryforwards for the years ended January 31, 1999 and 1998, are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 13. Transactions with Related Parties

Anthony P. Taylor has been an officer and director of the Company since June 1994, and an officer, director and major shareholder of GBM when the Company acquired GBM through a merger that was completed on January 29, 1998. As a result of the merger, Dr. Taylor received 1,541,694 shares of restricted Fischer-Watt common stock in exchange for his shares of GBM. Following the merger of GBM with the Company, Dr. Taylor served as the Company's Vice President, Exploration until September 16, 1998. Dr. Taylor received a Company vehicle with an estimated fair market value of $23,375, less debt assumed of $15,638 during fiscal 1997. Dr. Taylor received compensation as a consulting geologist of $13,200 in fiscal 1997. In addition, for his services as a Director, Dr. Taylor received options to purchase 200,000 shares of common stock of the Company at an exercise prices of $.0625 and $.72 per share.

On June 5, 1998, James M. Seed was appointed a director of the Company. Prior to becoming a director, Mr. Seed and several entities affiliated with Mr. Seed purchased 333,400 shares of an offering of restricted common stock and warrants under the same terms and conditions as the other subscribers (see Note 10).

Jorge E. Ordonez became a Director of the Company on June 5, 1998 replacing Mr. Buchanan. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the business of mining precious metals. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

Note 14. Commitments and Contingencies

Upon the purchase of GRC the Company assumed GRC's liabilities related to transactions governed by Colombian law concerning the movement of foreign currency into and out of Colombia. The Colombian government has the right to request an audit of foreign currency movement within a two year time frame. No request or notice of an audit has been received from the Colombian government to date. Therefore, the likelihood of a loss resulting from the actions of GRC prior to the Company's purchase cannot presently be determined.

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

Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

     Signature and Title                                            Date
--------------------------------------------------------------------------------
     /s/George Beattie                                         October 12, 1999
     Acting Chief Financial Officer
     Principal Financial and Accounting Officer)

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