Form 10QSB
period 1999-06-30
FISHER WATT GOLD CO INC
filed 1999-11-08
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  To
                              -----------------   -----------------

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


              Nevada                                          88-0227654
              ------                                          ----------
(State or other jurisdiction of incorporation              (I.R.S.Employer
or organization)                                           Identification No.)



           1621 North 3rd Street, Suite 1000, Coeur d'Alene, ID 83814
           ----------------------------------------------------------
                     (Address of principal executive office)

                                 (208)-664-6757
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---     ---

The number of shares outstanding of each of Issuer's classes of common equity as of January 31, 1999.

         Common Stock, par value $.001                               38,188,384
         -----------------------------                               ----------
                  Title of Class                               Number of Shares


Transitional Small Business Disclosure Format   yes     no X
                                                   ---    ---


                                      Index



                                     Part I
                                     ------

Item 1.      Financial Statements
             Consolidated Balance Sheet as of April 30, 1998                                               3

             Consolidated Statements of Operations for the Three Months Ended April 30, 1998 and 1997      4

             Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1998 and 1997      5

             Notes to Consolidated Financial Statements                                                    6
Item 2.      Management's Discussion and Analysis or Plan of Operation                                     7

                          Part II
                          -------
             Signatures                                                                                   12

Item 6.      Exhibits and Reports on Form 8-K                                                             13



                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 April 30, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $     32,132
  Certificate of deposit                                                500,000
  Accounts receivable                                                 1,166,116
  Inventory                                                             272,666
  Other current assets                                                   37,705
                                                                   ------------
      Total current assets                                            2,008,619
                                                                   ------------
Mineral interests, net                                                1,764,916
                                                                   ------------
Property and equipment, at cost, net                                  1,958,658
                                                                   ------------
Other assets                                                             22,221
                                                                   ------------
                                                                   $  5,754,414
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  3,233,547
  Notes payable                                                         797,322
                                                                   ------------
      Total current liabilities                                       4,030,869
                                                                   ------------
Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 35,159,784 shares
   issued and outstanding                                                35,161
  Additional paid-in capital                                         13,307,774
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (12,422,512)
  Accumulated other comprehensive income:
   Currency translation adjustment                                       82,322
                                                                   ------------
                                                                      1,723,545
                                                                   ------------
                                                                   $  5,754,414
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                          Three Months Ended April 30,
                                   (Unaudited)

                                                       1998             1997
                                                  ------------     ------------

Sales of precious metals                          $    789,176     $  1,476,000
Costs applicable to sales                            1,119,534        1,238,000
                                                  ------------     ------------
Gain from mining operations                           (330,358)         238,000

Costs and expenses:
 Exploration                                           225,727           84,000
 General and administrative                            359,326          382,000
                                                  ------------     ------------
                                                       585,053          466,000

(Loss) from operations                                (915,411)        (228,000)

Other (income) and expense:
 Interest expense                                      (20,000)         (22,000)
 Currency exchange gain (loss)                         (63,343)        (173,000)
 Other income (expense)                                571,416           (3,000)
                                                  ------------     ------------
                                                       488,073         (198,000)

(Loss) before taxes                                   (427,338)        (426,000)

Income taxes                                              --               --
                                                  ------------     ------------
Net (loss)                                            (427,338)        (426,000)

Other comprehensive income:
 Foreign currency translation adjustment              (557,608)            --
                                                  ------------     ------------
Comprehensive (loss)                              $   (984,946)    $   (426,000)
                                                  ============     ============
Per share information:

Basic (loss) per share                            $      (0.01)    $      (0.01)
                                                  ============     ============
Weighted average shares outstanding                 35,159,784       31,669,000
                                                  ============     ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Three Months Ended April 30,
                                   (Unaudited)


                                                        1998             1997
                                                     ---------        ---------
Cash flows from operating activities                 $(167,165)       $(354,000)
                                                     ---------        ---------
Cash flows from investing activities                   (22,503)        (121,000)
                                                     ---------        ---------
Cash flows from financing activities                    54,918          472,000
                                                     ---------        ---------
Increase (decrease) in cash                           (134,750)          (3,000)

Cash and cash equivalents,
 beginning of period                                   166,882          484,000
                                                     ---------        ---------
Cash and cash equivalents,
 end of period                                       $  32,132        $ 481,000
                                                     =========        =========


      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (UNAUDITED)

(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 1998 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive

(2)      Inventories

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

(3)      Commitments and contingencies

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

In connection with the purchase of GRC, Greenstone Resources Canada Ltd. ("Greenstone") agreed to reimburse the Company for certain liabilities existing at the date of purchase in excess of $1,000,000. Subject to final assessment of liabilities and GRC's right to offset certain assets against liabilities, the Company estimates this excess of liabilities to be $309,000. Management is demanding Greenstone to fund its share of these excess liabilities in accordance with the terms of the purchase agreement and, however no receivable from Greenstone has been accrued.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1998 and material changes in the results of operations for the three months ended April 30, 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1998.

General

Organization And Business

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

The Company, together with its consolidated subsidiaries, currently operates in one business segment.

Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of April 30, 1998, the Company had $32,000 in cash and accounts payable of $3,234,000.

On April 30, 1998, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction is anticipated. The Colombian operations have experienced labor strikes, work slow downs and general unrest. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net losses of $3,938,000 in fiscal 1997 and $427,000 for the period ended April 30, 1998. On April 30, 1998 the accumulated deficit was $12,421,000. The Company continues to experience negative cash flow and losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000, and until then will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants, and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of the third quarter of fiscal 2000. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

At April 30, 1998 the Company's current portion of long term debt was $797,000. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock.

Results of Operations
---------------------

The Company had net loss of $427,000 ($.01 per share) compared to net loss of $426,000 ($.01 per share) in the quarter's ended April 30, 1998 and 1997, respectively.

Revenues
--------

The Company had sales of precious metals of $789,000 representing 2,471 ounces of gold shipped in the quarter ended April 30, 1998. The Company had sales of precious metals of $1,476,000 representing 3,475 ounces of gold shipped during the quarter ended April 30, 1997. The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $1,120,000 and $1,238,000 for the three month period ended April 30, 1998, and April 30, 1997, respectively. The improvement of approximately $120,000 from the prior year relates to operational efficiencies gained and the implementation of cost cutting measures.

The cost of abandoned mineral interests was $-0- in quarters ended April 30, 1998 and 1997, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $22,000 from $382,000 in quarter ended April 30, 1997 to $360,000 in the quarter ending April 30, 1998. This decrease was the result of staff reductions in both the U. S. and Colombia and stringent cost control measures.

Exploration expense increased to $226,000 in the first quarter of fiscal 1998 from $84,000 in the first quarter of fiscal 1997. This increase is due to increased exploration activity related to the El Carman mine in Colombia.

Net interest expense decreased slightly from $22,000 during the quarter ended April 30, 1997 to $20,000 during the quarter ended April 30, 1998.

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

Other income (expenses) was $571,00 for the quarter ending April 30, 1998 and $(3,000) for the same period in 1997. This increase was primarily from the sale of certain physical assets in Colombia which were no longer required by the Company.

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

Foreign Currency Exchange
-------------------------

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1998, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $11,195,174 and $12,422,512 at January 31, 1998 and April 30, 1998 respectively. In addition, for the year ended January 31, 1998 and the quarter ended April 30, 1998 the Company reported losses of $3,937,667 and $427,338 respectively and at April 30, 1998 had a working capital deficit of $2,022,250. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that as the El Limon Mine gold property held by Oronorte is further developed and production levels increase, sufficient cash flows will exist to fund the Company's mining operations and exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000, and until then it will fund operations with cash raised from future equity or debt financings, the anticipated exercise of common stock warrants, and disposition of or joint ventures with respect to mineral properties. Expenditures for exploration projects may also be reduced, if necessary.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of fiscal 2000. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Year 2000 Compliance:
---------------------

The Year 2000 issue is the result of computer  programs  being written using two
(2) digits rather than the four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The

Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the Year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the Year 2000. In addition, the Company has taken measures to resolve Year 2000 issues by upgrading its computer network systems. The Company does not anticipate any material adverse impact on its business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) adverse weather conditions and other conditions beyond the control of the Company; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general or local economic conditions where the Company operates; (v) effect of uninsured loss and (vi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part II: Other Information

Item 1:  Legal Proceedings
                  None

Item 2:  Changes in Securities
                  None.

Item 4:  Submission of Matters to a Vote of Security Holders
                  None

Item 5:  Other information
                  None

Item 6:  Exhibits and Reports on Form 8-K
                  A.       Exhibits
                           27.1  Financial Data Schedule (For SEC purposes only)

                  B.       Reports on Form 8-K
                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FISCHER-WATT GOLD COMPANY, INC.
                                            -------------------------------



Date: October 8, 1999                       By:/s/George Beattie
                                               -----------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)