Form 10QSB
period 1998-07-31
FISHER WATT GOLD CO INC
filed 1999-11-09
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Nevada                                          88-0227654
         ------                                          ----------
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



                                      Index


                                     Part I
                                     ------

Item 1.                 Financial Statements

                        Consolidated Balance Sheet as of July 31, 1998                                                3

                        Consolidated Statements of Operations for the Three Months and Six Months                     4
                         Ended July 31, 1998 and 1997

                        Consolidated Statements of Cash Flows for the Three Months and Six Months                     5
                         Ended July 31, 1998 and 1997

                        Notes to Consolidated Financial Statements                                                    6

Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     7

                                     Part II
                                     -------
                        Signatures                                                                                   13

Item 6.                 Exhibits and Reports on Form 8-K                                                             14



                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 1998
                                   (Unaudited)


                                     Assets
                                     ------

Current assets:
  Cash                                                             $     61,877
  Certificate of deposit                                                500,000
  Accounts receivable                                                 1,842,906
  Inventory                                                             320,351
  Other current assets                                                   54,014
                                                                   ------------
      Total current assets                                            2,779,148
                                                                   ------------
Mineral interests, net                                                1,764,916
                                                                   ------------
Property and equipment, at cost, net                                  1,956,492
                                                                   ------------
Other assets                                                             18,506
                                                                   ------------
                                                                   $  6,519,062
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  4,228,537
  Notes payable                                                         813,880
                                                                   ------------
      Total current liabilities                                       5,042,417
                                                                   ------------
Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 36,588,384 shares
   issued and outstanding                                                36,590
  Additional paid-in capital                                         13,351,430
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (12,714,497)
  Accumulated other comprehensive income:
   Currency translation adjustment                                       82,322
                                                                   ------------
                                                                      1,476,645
                                                                   ------------
                                                                   $  6,519,062
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months and Six Months Ended July 31,
                                   (Unaudited)

                                                     Three Months                   Six Months
                                           ----------------------------    ----------------------------
                                                1998            1997            1998             1997
                                           ------------    ------------    ------------    ------------
Sales of precious metals                   $  1,497,547    $  1,466,000    $  2,286,723    $  2,942,000
                                           ------------    ------------    ------------    ------------
Costs applicable to sales                     1,487,551       1,430,000       2,607,085       2,668,000
Gain from mining operations                       9,996          36,000        (320,362)        274,000

Costs and expenses:
 Exploration                                    149,430          72,000         375,157         156,000
 General and administrative                     484,844         382,000         844,170         764,000
                                           ------------    ------------    ------------    ------------
                                                634,274         454,000       1,219,327         920,000

(Loss) from operations                         (624,278)       (418,000)     (1,539,689)       (646,000)

Other (income) and expense:
 Interest (expense)                             (20,000)        (74,000)        (40,000)        (96,000)
 Currency exchange gain (loss)                   (3,750)        (95,000)        (67,093)       (268,000)
 Other income (expense)                         356,043         (10,000)        927,459         (13,000)
                                           ------------    ------------    ------------    ------------
                                                332,293        (179,000)        820,366        (377,000)

(Loss) before taxes                            (291,985)       (597,000)       (719,323)     (1,023,000)

Income taxes                                       --              --              --              --

Net (loss)                                     (291,985)       (597,000)       (719,323)     (1,023,000)

Other comprehensive income:
 Foreign currency translation adjustment           --              --          (557,608)           --
                                           ------------    ------------    ------------    ------------
Comprehensive (loss)                       $   (291,985)   $   (597,000)   $ (1,276,931)   $ (1,023,000)
                                           ============    ============    ============    ============
Per share information:
Basic (loss) per share                     $      (0.01)   $      (0.02)   $      (0.02)   $      (0.03)
                                           ============    ============    ============    ============
Weighted average shares outstanding          36,588,384      32,376,635      35,874,084      32,023,031
                                           ============    ============    ============    ============

            See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            Six Months Ended July 31,
                                   (Unaudited)



                                                        1998             1997
                                                     ---------         ---------

Cash flows from operating activities                  (184,671)        (695,000)
                                                     ---------         ---------
Cash flows from investing activities                   (20,337)        (127,000)
                                                     ---------         ---------
Cash flows from financing activities                   100,003          587,000
                                                     ---------         ---------
Increase (decrease) in cash                           (105,005)        (235,000)

Cash and cash equivalents,
 beginning of period                                   166,882          484,000
                                                     ---------         ---------
Cash and cash equivalents,
 end of period                                       $  61,877        $ 249,000
                                                     =========        =========

      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (UNAUDITED)

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

(4)      Stockholders' Equity

No changes from the Company's Form 10-KSB for the year ended January 31, 1998.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1998 and material changes in the results of operations for the six months ended July 31, 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of July 31, 1998, the Company had $62,000 in cash and accounts payable of $4,229,000.

On July 31, 1998, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction is anticipated. The Colombian operations have experienced labor strikes, work slow downs and general unrest. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net losses of $3,938,000 in fiscal 1997 and $1,540,000 for the period ended July 31, 1998. The Company continues to experience negative cash flow and losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

At July 31, 1998 the Company's current portion of long term debt was $814,000. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock. Discussions are taking place between the Company and Kennecott concerning adjustment of this debit.

Results of Operations
---------------------

The Company had net loss of $292,000 ($.01 per share) compared to net loss of $597,000 ($.02 per share) in the quarter's ended July 31, 1998 and 1997, respectively.


Revenues
--------

The Company had sales of precious metals of $1,498,000 representing 2,830 ounces of gold shipped in the quarter ended July 31, 1998. The Company had sales of precious metals of $1,466,000 representing 4533 ounces of gold shipped during the quarter ended July 31, 1997. The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $1,488,000 and $1,430,000 for the three month period ended July 31, 1998, and July 31, 1997, respectively. The increase of approximately $58,000 from the prior year is the result of statup costs related to the commissioning of the cyanidation plant t the El Limon.

The cost of abandoned mineral interests was $-0- in quarters ended July 31, 1998 and 1997, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased $22,000 from $382,000 in quarter ended July 31, 1997 to $485,000 in the quarter ending July 31, 1998. This increase was the result of cost related to staff reductions in both the U.
S. and Colombia.

Exploration expense increased to $149,000 in the first quarter of fiscal 1998 from $72,000 in the first quarter of fiscal 1997. This increase is due to increased exploration activity related to the El Carman mine in Colombia.

Net interest expense decreased slightly from $ 74,000 during the quarter ended July 31, 1997 to $20,000 during the quarter ended July 31, 1998.

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

Other income (expenses) was $356,00 for the quarter ending July 31, 1998 and $(10,000) for the same period in 1997. This increase was primarily from the sale of certain physical assets in Colombia which were no longer required by the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1998, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $11,195,174 and $12,422,512 at January 31, 1998 and July 31, 1998 respectively. In addition, for the year ended January 31, 1998 and the quarter ended July 31, 1998 the Company reported losses of $3,937,667 and $427,338 respectively and at July 31, 1998 had a working capital deficit of $2,022,250. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of fiscal 2000. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company. The Company has been subject to labor unrest at its El Limon mine. His has taken the form of slow downs and a higher than normal absenteeism.
Efforts to correct this are ongoing.

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