Form 10QSB
period 1998-10-31
FISHER WATT GOLD CO INC
filed 1999-11-09
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           1621 North 3rd Street, Suite 1000, Coeur d'Alene, ID 83814
           ----------------------------------------------------------
                     (Address of principal executive office)

                                 (208)-664-6757
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                          ---      ---

The number of shares outstanding of each of Issuer's classes of common equity as of January 31, 1999.

         Common Stock, par value $.001                    38,188,384
         -----------------------------                    -----------
                  Title of Class                       Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                    ---      ---


                                      Index


                                     Part I
                                     ------

Item 1.                 Financial Statements
                        Consolidated Balance Sheet as of Oct 31,1998                                                  3

                        Consolidated Statements of Operations for the Three Months and Nine Months                    4
                         Ended Oct 31, 1998 and 1997

                        Consolidated Statements of Cash Flows for the Three Months and Nine Months                    5
                         Ended Oct 31, 1998 and 1997

                        Notes to Consolidated Financial Statements                                                    6

Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     8

                                     Part II
                                     -------
                        Signatures                                                                                   14

Item 6.                 Exhibits and Reports on Form 8-K                                                             15

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $      5,793
  Certificate of deposit                                                500,000
  Accounts receivable                                                 1,017,653
  Inventory                                                             257,531
  Other current assets                                                   46,554
                                                                   ------------
      Total current assets                                            1,827,531
                                                                   ------------
Mineral interests, net                                                1,764,916
                                                                   ------------
Property and equipment, at cost, net                                  1,957,716
                                                                   ------------
Other assets                                                             15,031
                                                                   ------------
                                                                   $  5,565,194
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  3,307,479
  Notes payable                                                         830,782
                                                                   ------------
      Total current liabilities                                       4,138,261
                                                                   ============
Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 35,159,784 shares
   issued and outstanding                                                37,190
  Additional paid-in capital                                         13,380,830
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (12,794,209)
  Accumulated other comprehensive income:
   Currency translation adjustment                                       82,322
                                                                   ------------
                                                                      1,426,933
                                                                   ------------
                                                                   $  5,565,194
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 Three Months and Nine Months Ended October 31,
                                   (Unaudited)

                                                     Three Months                   Nine Months
                                           ----------------------------    ----------------------------
                                                1998            1997            1988            1997
                                           ------------    ------------    ------------    ------------

Sales of precious metals                   $    911,147    $  1,121,000    $  3,197,870    $  4,063,000
Costs applicable to sales                       790,802       1,218,000       3,397,887       3,886,000
                                           ------------    ------------    ------------    ------------
Gain from mining operations                     120,345         (97,000)       (200,017)        177,000

Costs and expenses:
 Exploration                                    258,914          67,000         634,071         223,000
 General and administrative                     360,704         412,000       1,204,874       1,179,000
                                           ------------    ------------    ------------    ------------
                                                619,618         479,000       1,838,945       1,402,000

(Loss) from operations                         (499,273)       (576,000)     (2,038,962)     (1,225,000)

Other (income) and expense:
 Interest expense                               (20,000)       (100,000)        (60,000)       (196,000)
 Currency exchange gain (loss)                   (7,071)       (500,000)        (74,164)       (768,000)
 Other income (expense)                         446,632          12,000       1,374,091           2,000
                                                419,561        (588,000)      1,239,927        (962,000)

(Loss) before taxes                             (79,712)     (1,164,000)       (799,035)     (2,187,000)

Income taxes                                       --              --              --              --
                                           ------------    ------------    ------------    ------------
Net (loss)                                      (79,712)     (1,164,000)       (799,035)     (2,187,000)

Other comprehensive income:

Foreign currency translation adjustment            --              --          (557,608)           --
                                           ------------    ------------    ------------    ------------
Comprehensive (loss)                       $    (79,712)   $ (1,164,000)   $ (1,356,643)   $ (2,187,000)
                                           ============    ============    ============    ============
Per share information:

Basic (loss) per share                     $      (0.00)   $      (0.03)   $      (0.02)   $      (0.07)
                                           ============    ============    ============    ============

Weighted average shares outstanding          37,321,717      35,090,117      36,356,628      33,112,060
                                           ============    ============    ============    ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Nine Months Ended October 31,
                                   (Unaudited)


                                           1998        1997
                                       ---------   ----------
Cash flows from operating activities    (698,360)    (759,000)
                                       ---------   ----------
Cash flows from investing activities     (20,337)    (325,000)
                                       ---------   ----------
Cash flows from financing activities     557,608      973,000
                                       ---------   ----------
Increase (decrease) in cash             (161,089)    (111,000)

Cash and cash equivalents,
 beginning of period                     166,882      484,000
                                       ---------   ----------
Cash and cash equivalents,
 end of period                         $   5,793    $ 373,000
                                       =========    =========


      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCT 31, 1998
                                   (UNAUDITED)

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

(4)      Stockholders' Equity

In September 1997, the Company completed a private placement to accredited investors located in the United States pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). The estimated net proceeds from this offering of $100,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1998 and material changes in the results of operations for the nine months ended Oct 31, 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of Oct 31, 1998, the Company had $6,000 in cash, a certificate of deposit of $500,000, and accounts payable of $3,307,000. The accounts payable decreased by $920,000 compared to July 31, 1998.

On Oct 31, 1998, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction is anticipated. The Colombian operations have experienced labor strikes, work slow downs and general unrest. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net losses of $3,938,000 in fiscal 1997 and $1,357,000 for the period ended Oct 31, 1998. The Company continues to experience negative cash flow and losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

At Oct 31, 1998 the Company's current portion of long term debt was $831,000. During fiscal 1997, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock. Discussions are taking place between the Company and Kennecott concerning adjustment of this debit.

Results of Operations
---------------------

The Company had net loss of $80,000 ($nil per share) compared to net loss of $1,164,000 ($.03 per share) in the quarter's ended Oct 31, 1998 and 1997, respectively. This reduction of $984,000 was the result of an aggressive cost containment and reduction program.


Revenues
--------

The Company had sales of precious metals of $2,287,000 representing 2,534 ounces of gold shipped in the quarter ended Oct 31, 1998. The Company had sales of precious metals of $2,942,000 representing 4,045 ounces of gold shipped during the quarter ended Oct 31, 1997. The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $791,000 and $1,218,000 for the three month period ended Oct 31, 1998, and Oct 31, 1997, respectively. The decrease of approximately $427,000 from the prior year is the result of savings realized from the statup of the cyanidation plant at the El Limon and cost reudtion programs in both Colombia and the United States..

The cost of abandoned mineral interests was $-0- in quarters ended Oct 31, 1998 and 1997, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $412,000 from $361,000 in quarter ended Oct 31, 1997 to $844,000 in the quarter ending Oct 31, 1998. This $51,000 decrease was the result of cost reduction resulting from operation of the cyanidation plant. This plant produces DORE, which is sold in the country. This eliminates the costs of transporting and selling concentrates.

Exploration expense decreased to $361,000 in the quarter ending Oct 31, 1998 from $412,000 in the same quarter of fiscal 1997. This decrease is due to reduced exploration activity at all of the Companies locations.

Net interest expense decreased from $100,000 during the quarter ended Oct 31, 1997 to $20,000 during the quarter ended Oct 31, 1998.

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

Other income (expenses) was $447,00 for the quarter ending Oct 31, 1998 and $12,000 for the same period in 1997. This increase was primarily from the sale of certain physical assets in Colombia which were no longer required by the Company and a tax refund in Colombia.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1998, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $11,195,174 and $12,800,000 at January 31, 1998 and Oct 31, 1998 respectively. In addition, for the year ended January 31, 1998 and the quarter ended Oct 31, 1998 the Company reported losses of $3,937,667 and $80,000 respectively and at Oct 31, 1998 had a working capital deficit of $2,100,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


                                       FISCHER-WATT GOLD COMPANY, INC.
                                       -------------------------------



Date: November 8, 1999                 By:/s/George Beattie
                                          -----------------
                                       George Beattie, President,
                                       Chief Executive Officer
                                       (Principal Executive Officer)