Form 10QSB
period 1999-04-30
FISHER WATT GOLD CO INC
filed 1999-11-15
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Nevada                                        88-0227654
 -------------------------------            -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


           1621 North 3rd Street, Suite 1000, Coeur d'Alene, ID 83814
           ----------------------------------------------------------
                     (Address of principal executive office)

                               (208)-664-6757
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---
The number of shares outstanding of each of Issuer's classes of common equity as of January 31, 1999.

         Common Stock, par value $.001                        38,188,384
         -----------------------------                       ------------
                  Title of Class                           Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   ----      ---

                                      Index


                                     Part I
                                     ------
Item 1.                 Financial Statements
                        Consolidated Balance Sheet as of                                                              3
                        Consolidated Statements of Operations for the Three Months Ended April 30,                    4
                        Consolidated Statements of Cash Flows for the Three Months Ended April 30,                    5
                        Notes to Consolidated Financial Statements                                                    6
Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     8
       -
                                     Part II
                                     -------

Item 6.                 Exhibits and Reports on Form 8-K                                                             13
                        Signatures                                                                                   14

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 April 30, 1999
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $     31,702
  Certificate of deposit                                                500,000
  Accounts receivable                                                   362,772
  Inventory                                                              48,938
  Other current assets                                                   42,996
                                                                   ------------
      Total current assets                                              986,408
                                                                   ------------
Mineral interests, net                                                1,553,236
                                                                   ------------
Property and equipment, at cost, net                                  1,512,748
                                                                   ------------

Other assets                                                               --
                                                                   ------------
                                                                   $  4,052,392
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  2,506,649
  Due to affiliates                                                     379,072
  Notes payable                                                         848,035
                                                                   ------------
      Total current liabilities                                       3,733,756
                                                                   ------------
Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 38,188,384 shares
   issued and outstanding                                                38,189
  Additional paid-in capital                                         13,429,830
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (13,782,993)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      (87,190)
                                                                   ------------
                                                                        318,636
                                                                   ------------
                                                                   $  4,052,392
                                                                   =============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                          Three Months Ended April 30,
                                   (Unaudited)

                                                1999              1998
                                           ------------    ------------

Sales of precious metals                   $    488,174    $    789,176
Costs applicable to sales                       500,905       1,119,534
                                           ------------    ------------
(Loss) from mining operations                   (12,731)       (330,358)

Costs and expenses:
 Exploration                                     95,876         225,727
 General and administrative                      87,712         359,326
                                           ------------    ------------
                                                183,588         585,053

(Loss) from operations                         (196,319)       (915,411)

Other income and (expense):
 Interest expense                               (25,000)        (20,000)
 Currency exchange gain (loss)                  (60,283)        (63,343)
 Other income (expense)                         383,245         571,416
                                           ------------    ------------
                                                297,962         488,073

Income (loss) before taxes                      101,643        (427,338)

Income taxes                                     16,535            --
                                           ------------    ------------

Net income (loss)                                85,108        (427,338)

Other comprehensive income:
 Foreign currency translation adjustment        232,726        (557,608)
                                           ------------    ------------
Comprehensive income (loss)                $    317,834    $   (984,946)
                                           ============    ============

Per share information:

Basic income (loss) per share              $       0.00    $      (0.01)
                                           ============    ============

Weighted average shares outstanding          38,188,384      35,159,784
                                           ============    ============


      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Three Months Ended April 30,
                                   (Unaudited)

                                          1999         1998
                                       ---------    ---------


Cash flows from operating activities   $  (7,397)   $(167,165)
                                       ---------    ---------

Cash flows from investing activities      20,363      (22,503)
                                       ---------    ---------

Cash flows from financing activities        --         54,918
                                       ---------    ---------

Increase (decrease) in cash               12,966     (134,750)

Cash and cash equivalents,
 beginning of period                      18,736      166,882
                                       ---------    ---------

Cash and cash equivalents,
 end of period                         $  31,702    $  32,132
                                       =========    =========



      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (UNAUDITED)
(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3)      Stockholders' Equity

No changes from the Company's Form 10-KSB for the year ended January 31, 1999.

(4)      Commitments and contingencies

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1999 and material changes in the results of operations for the three months ended April 30, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1999.

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

The Company, together with its consolidated subsidiaries, currently operates in one business segment, mining.

Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of April 30, 1999, the Company had $32,000 in cash, a certificate of deposit for $500,000, and accounts payable of $2,507,000.

On April 30, 1999, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract has been negotiated and the number of mine employee reduced. The labor organization has not fulfilled its contractual obligations initiated a strike beginning in later April. The mater is now in arbitration by the Minister of Labor. The Colombian operations have experienced labor strikes, work slow downs and general unrest for the entire quarter. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net losses of $3,938,000 in fiscal 1998 and a net income of $85,000 for the period ended April 30, 1999. On April 30, 1999 the accumulated deficit was $13,783,000. The income for the period was the result of expensive cost reduction efforts and improved grade control.

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

At April 30, 1999 the Company's current portion of long term debt was $848,000. During fiscal 1996, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock. Discussions are taking place between the Company and Kennecott concerning adjustment of this debit.

Results of Operations
---------------------

The Company had net income of $85,000 ($nil per share) compared to net loss of $427,000 ($.01 per share) in the quarter's ended April 30, 1999 and 1998, respectively.

Revenues
--------

The Company had sales of precious metals of $488,000 representing 1,800 ounces of gold shipped in the quarter ended April 30, 1999. The Company had sales of precious metals of $789,000 representing 2,471 ounces of gold shipped during the quarter ended April 30, 1998. The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $501,000 and $1,120,000 for the three month period ended April 30, 1999, and April 30, 1998, respectively. The improvement of approximately $619,000 from the prior year relates to operational efficiencies gained and the implementation of cost cutting measures.

The cost of abandoned mineral interests was $-0- in quarters ended April 30, 1999 and 1998, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $271,000 from $359,000 in quarter ended April 30, 1998 to $88,000 in the quarter ending April 30, 1999. This decrease was the result of staff reductions in both the U. S. and Colombia, stringent cost control measures and cost savings realized by construction of the cyanidation plant.

Exploration expense decreased to $96,000 in the first quarter of fiscal 1999 from $226,000 in the first quarter of fiscal 1998. This decrease is due to the elimination of exploration in the United States and reduction in efforts at the El Carman mine in Colombia.

Net interest expense increased slightly from $20,000 during the quarter ended April 30, 1998 to $25,000 during the quarter ended April 30, 1999.

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

Other income (expenses) was $383,00 for the quarter ending April 30, 1999 and $571,000 for the same period in 1998. The change reflects that a large capital item was sold in 1998.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1999, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $13,869,000 and $13,783,000 at January 31, 1999 and April 30, 1999 respectively. In addition, for the year ended January 31, 1999 the Company reported losses of $1,873,000. For the quarter ended April 30, 1999 the Company had a net income of $85,000. These conditions raise doubt about the Company's ability to continue as a going concern.

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


                                    FISCHER-WATT GOLD COMPANY, INC.
                                    -------------------------------



Date: November 12, 1999             By:/s/George Beattie
                                       ---------------------
                                    George Beattie, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                       12