Form 10QSB
period 1999-07-31
FISHER WATT GOLD CO INC
filed 1999-11-15
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Nevada                                          88-0227654
 ------------------------------            -------------------------- ----------
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

                                      Index

                                     Part I
                                     ------

Item 1.                 Financial Statements
                        Consolidated Balance Sheet as of                                                              3
                        Consolidated Statements of Operations for the Three Months and Six Months                     4
                        Consolidated Statements of Cash Flows for the Three Months and Six Months                     5
                        Notes to Consolidated Financial Statements                                                    6
Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     8
       -
                                     Part II
                                     -------

Item 6.                 Exhibits and Reports on Form 8-K                                                             13
                        Signatures                                                                                   14

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 1999
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $     12,589
  Certificate of deposit                                                500,000
  Accounts receivable                                                   297,746
  Inventory                                                              54,312
  Other current assets                                                   45,993
                                                                   ------------
      Total current assets                                              910,640
                                                                   ------------
Mineral interests, net                                                1,514,699
                                                                   ------------
Property and equipment, at cost, net                                  1,486,235
                                                                   ------------

Other assets                                                               --
                                                                   ------------
                                                                   $  3,911,574
                                                                   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  2,373,570
  Due to affiliates                                                     172,974
  Notes payable                                                         848,035
                                                                   ------------
      Total current liabilities                                       3,394,579
                                                                   ------------

Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 38,188,384 shares
   issued and outstanding                                                38,189
  Additional paid-in capital                                         13,429,830
  Capital stock subscribed                                              720,800
  Accumulated deficit                                               (13,924,822)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      252,998
                                                                   ------------
                                                                        516,995
                                                                   ------------
                                                                   $  3,911,574
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


               Fischer-Watt Gold Company, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                  Three Months and Six Months Ended July 31,
                                  (Unaudited)

                                                       Three Months                    Six Months
                                           ----------------------------    ----------------------------
                                                1999           1998            1999           1998
                                           ------------    ------------    ------------    ------------

Sales of precious metals                   $    337,009    $  1,497,547    $    825,183    $  2,286,723
Costs applicable to sales                       272,275       1,487,551         773,180       2,607,085
                                           ------------    ------------    ------------    ------------
Gain (loss) from mining operations               64,734           9,996          52,003        (320,362)

Costs and expenses:
 Exploration                                     58,675         149,430         154,551         375,157
 General and administrative                      21,404         484,844         109,116         844,170
                                           ------------    ------------    ------------    ------------
                                                 80,079         634,274         263,667       1,219,327

(Loss) from operations                          (15,345)       (624,278)       (211,664)     (1,539,689)

Other income and (expense):
 Interest (expense)                             (25,000)        (20,000)        (50,000)        (40,000)
 Currency exchange gain (loss)                  (46,962)         (3,750)       (107,245)        (67,093)
 Other income (expense)                         (39,665)        356,043         343,580         927,459
                                           ------------    ------------    ------------    ------------
                                               (111,627)        332,293         186,335         820,366

(Loss) before taxes                            (126,972)       (291,985)        (25,329)       (719,323)

Income taxes                                     14,857            --            31,392            --
                                           ------------    ------------    ------------    ------------

Net (loss)                                     (141,829)       (291,985)        (56,721)       (719,323)

Other comprehensive income:
 Foreign currency translation adjustment       (340,098)           --          (107,362)       (557,608)
                                           ------------    ------------    ------------    ------------
Comprehensive (loss)                       $   (481,927)   $   (291,985)   $   (164,083)   $ (1,276,931)
                                           ============    ============    ============    ============

Per share information:

Basic (loss) per share                     $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)
                                           ============    ============    ============    ============

Weighted average shares outstanding          38,188,384      36,588,384      38,188,384      35,874,084
                                           ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.









                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            Six Months Ended July 31,
                                   (Unaudited)

                                                        1999            1998
                                                     ---------        ---------
Cash flows from operating activities                   (34,496)        (184,671)
                                                     ---------        ---------

Cash flows from investing activities                    28,349          (20,337)
                                                     ---------        ---------

Cash flows from financing activities                      --            100,003
                                                     ---------        ---------

Increase (decrease) in cash                             (6,147)        (105,005)

Cash and cash equivalents,
 beginning of period                                    18,736          166,882
                                                     ---------        ---------

Cash and cash equivalents,
 end of period                                       $  12,589        $  61,877
                                                     =========        =========



      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)
(1)      Basis Of Presentation

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1999 and material changes in the results of operations for the six months ended July 31, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1999.

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

Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of July 31, 1999, the Company had $13,000 in cash, a certificate of deposit for $500,000, and accounts payable of $2,374,000.

On July 31, 1999, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract has been negotiated and the number of mine employee reduced. The labor organization has not fulfilled its contractual obligations initiated a strike beginning in later April. This strike lasted through May and the workers began returning in June. There was no production in May and limited production in June. The mater is now in arbitration by the Minister of Labor. The Colombian operations have experienced labor strikes, work slow downs and general unrest for the entire quarter. Every effort is being made to eliminate these problems but success can not be assured.

During the reporting period the price of gold, as quoted on the London Metal Exchange, reached of low of $258 per ounce. The price is approaching a 20 year low. This is a $35 decline from January, 1999 and a $150 decline from prices realized three years ago. This price decline has severely impacted the cash flow of the Company. The future of the price of gold is unknown.

Fischer-Watt incurred net losses of $1,873,000 in fiscal 1998. For the six month period ended July 31, 1999 the Company had a net loss off $57,000, compared to a net loss of $719,000 for the same period in 1998. For the three months ending July 31, 1999, the net loss was $142,000 compared to $292,000 for the same period in 1998. The Company continues to experience negative cash flow and losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

From March 11, 1998 through April 16, 1998, the Company conducted a private placement in the United States. The estimated net proceeds from this offering of $442,000 are to finance the Company's working capital requirements and needs related to further development, expansion, and exploration of mining properties. This offering consisted of the sale of 459,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1999. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

At July 31, 1999 the Company's current portion of long term debt was $848,000. During fiscal 1996, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock. Discussions are taking place between the Company and Kennecott concerning adjustment of this debit.

Results of Operations
---------------------

For the six month period ended July 31, 1999 the Company had a net loss of $57,000 (nil per share), compared to a net loss of $719,000 ($0.02 per share) for the same period in 1998. For the three months ending July 31, 1999, the net loss was $142,000 (nil per share) compared to $292,000 ($0.01 per share) for the same period in 1998.

Revenues
--------

The Company had sales of precious metals of $337,000 representing 952 ounces of gold shipped in the quarter ended July 31, 1999. The Company had sales of precious metals of $1,497,000 representing 2,830 ounces of gold shipped during the quarter ended July 31, 1998. For the first six months of 1999 the sales of precious metals was $825,000 representing 2,752 ounces of gold. For the same period in 1998 the sales were $2,287,000 representing 5,301 ounces of gold. The reduction is sales was due to a strike and labor slow down at the El Limon mine.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $773,000 and $2,608,000 for the six month period ended July 31, 1999, and July 31, 1998, respectively. For the three month period ending July 31, 1999, and 1998, the costs were $272,000 and $1,488,000 respectively. The cost reduction was due to increased cost control efforts and no labor costs during the strike.

The cost of abandoned mineral interests was $-0- for the three and six months periods ending July 31, 1999 and 1998, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs were $21,000 in quarter ended July 31, 1999 and $485,000 in the quarter ending July 31, 1999. For the six months ending July 31, 1999 and 1998 the costs were $109,000 and $844,000 respectively. The decrease was the result of: Staff reductions in both the U. S. and Colombia, and reduced selling costs as the result of the cyanidation plant and resulting DORE production.

Exploration expense decreased from $149,000 in the second quarter of fiscal 1998 to $59,000 in the second quarter of 1999. For the six months ending July 31, 1999 and 1998 the costs were $155,000 and $375,000 respectively. The exploration costs have been reduced to what is legally required to keep various properties in good standing. At El Limon exploration is limited to that necessary to replace mined reserves.

Net interest expense was $25,000 for the quarter ending July 31, 1999, and $20,000 for the same period in 1998. For the six months ending July 31, 1999 and 1998 the costs were $50,000 and $40,000 respectively. The increase was the result of borrowing which was required to maintain adequate operating capital. The shortage of operating capital was the result of no cash flow during a strike.

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

Other income (expenses) was $(39,000) for the quarter ending July 31, 1999 and $356,000 for the same period in 1998. For the six months ending July 31, 1999 and 1998 the other income (Expenses) were $343,000 and $927,000 respectively. This income was primarily from the sale of certain physical assets in Colombia which were no longer required by the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1999, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $13,869,000 at January 31, 1999. For the six months ending July 31, 1999 the Company had an accumulated deficit of $13,925,000. These conditions raise doubt about the Company's ability to continue as a going concern.

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


                                              FISCHER-WATT GOLD COMPANY, INC.
                                              -------------------------------



Date: November 11, 1999             By:/s/George Beattie
                                       ------------------
                                    George Beattie, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)