Form 10QSB
period 1999-10-31
FISHER WATT GOLD CO INC
filed 1999-11-16
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

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



                                      Index



                                     Part I
                                     ------

Item 1.                 Financial Statements

                        Consolidated Balance Sheet as of
                         October 31, 1999                                                                             3

                        Consolidated Statements of Operations for the Three Months and Nine Months                    4

                        Consolidated Statements of Cash Flows for the Three Months and Nine Months                    5

                        Notes to Consolidated Financial Statements                                                    6

Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     8
       -
                                     Part II
                                     -------

Item 6.                 Exhibits and Reports on Form 8-K                                                             13


Signatures                                                                                                           14







                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 1999
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $     11,544
  Certificate of deposit                                                500,000
  Accounts receivable                                                    26,001
  Inventory                                                             184,489
  Other current assets                                                   44,031
                                                                   ------------
      Total current assets                                              766,065
                                                                   ------------

Mineral interests, net                                                1,499,735
                                                                   ------------

Property and equipment, at cost, net                                  1,487,518
                                                                   ------------

Due from affiliates                                                     170,023
                                                                   ------------
                                                                   $  3,923,341
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $  2,135,143
  Due to affiliates                                                      40,000
  Notes payable                                                         848,035
                                                                  -------------
      Total current liabilities                                       3,023,178
                                                                  -------------


Stockholders' equity:
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 38,188,384 shares
   issued and outstanding                                                38,189
  Additional paid-in capital                                         13,429,830
  Capital stock subscribed                                              720,800
  Accumulated deficit                                              (13,971,096)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      682,440
                                                                  -------------
                                                                        900,163
                                                                  -------------
                                                                   $  3,923,341
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 Three Months and Nine Months Ended October 31,
                                   (Unaudited)

                                                        Three Months                       Nine Months
                                                        ------------                       -----------
                                                1999           1998            1999             1998
                                           ------------    ------------    ------------    ------------

Sales of precious metals                   $    159,605    $    911,147    $    984,788    $  3,197,870
Costs applicable to sales                       147,041         790,802         920,221       3,397,887
                                           ------------    ------------    ------------    ------------
Gain (loss) from mining operations               12,564         120,345          64,567        (200,017)


Costs and expenses:
 Exploration                                     22,407         258,914         176,958         634,071
 General and administrative                      70,822         360,704         179,938       1,204,874
                                           ------------    ------------    ------------    ------------
                                                 93,229         619,618         356,896       1,838,945

(Loss) from operations                          (80,665)       (499,273)       (292,329)     (2,038,962)


Other income and (expense):
 Interest expense                               (25,000)        (20,000)        (75,000)        (60,000)
 Currency exchange gain (loss)                   (9,076)         (7,071)       (116,321)        (74,164)
 Other income (expense)                          (9,316)        446,632         334,264       1,374,091
                                           ------------    ------------    ------------    ------------
                                                (43,392)        419,561         142,943       1,239,927


(Loss) before taxes                            (124,057)        (79,712)       (149,386)       (799,035)


Income taxes                                    (77,783)           --           (46,391)           --
                                           ------------    ------------    ------------    ------------

Net (loss)                                      (46,274)        (79,712)       (102,995)       (799,035)

Other comprehensive income:
 Foreign currency translation adjustment       (429,542)           --          (536,904)       (557,608)
                                           ------------    ------------    ------------    ------------
Comprehensive (loss)                       $   (475,816)   $    (79,712)   $   (639,899)   $ (1,356,643)
                                           ============    ============    ============    ============

Per share information:

Basic (loss) per share                     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.02)
                                           ============    ============    ============    ============

Weighted average shares outstanding          38,188,384      37,321,717      38,188,384      36,356,628
                                           ============    ============    ============    ============






      See the accompanying notes to the consolidated financial statements.




                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Nine Months Ended October 31,
                                   (Unaudited)


                                                        1999              1998
                                                     ----------       ----------

Cash flows from operating activities                   (66,815)        (698,360)
                                                     ----------       ----------

Cash flows from investing activities                    19,623          (20,337)
                                                     ----------       ----------

Cash flows from financing activities                    40,000          557,608
                                                     ----------       ----------

Increase (decrease) in cash                             (7,192)        (161,089)

Cash and cash equivalents,
 beginning of period                                    18,736          166,882
                                                     ----------       ----------

Cash and cash equivalents,
 end of period                                       $  11,544        $   5,793
                                                     =========        =========



      See the accompanying notes to the consolidated financial statements.

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCT 31, 1999
                                   (UNAUDITED)
(1)      Basis Of Presentation

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers material changes in financial condition since January 31, 1999 and material changes in the results of operations for the nine months ended Oct 31, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 1999.

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


Liquidity and Capital Resources
-------------------------------

Short-Term Liquidity

As of Oct 31, 1999, the Company had $11,500 in cash, a certificate of deposit of $500,000, and accounts payable of $2,135,000. The accounts payable decreased by $239,000 compared to July 31, 1999.

On Oct 31, 1999, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000 and, in the interim, anticipates that it will fund operations with the cash raised from debt and equity financing. In addition the exploration activities have been reduced to contractual obligations and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract has been negotiated and the number of mine employee reduced. The labor organization has not fulfilled its contractual obligations initiated a strike beginning in later April which last through May. The mater is now in arbitration by the Minister of Labor. The Colombian operations have experienced labor strikes of a few days, work slow downs and general unrest for the entire quarter. Every effort is being made to eliminate these problems but success can not be assured.

During the reporting period the price of gold, as quoted on the London Metal Exchange, reached a 20 year low of $252 per ounce. This is a $41 decline from January, 1999 and a $150 decline from prices realized three years ago. This price decline has severely impacted the cash flow of the Company. The future of the selling price of gold is unknown.

Fischer-Watt incurred net losses of $3,938,000 in fiscal 1998 and $800,000 for the nine month period ended Oct 31, 1999. The Company continues to experience negative cash flow and losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

At Oct 31, 1999 the Company's current portion of long term debt was $848,000. During fiscal 1996, the Company delivered to Kennecott Exploration Company a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. Principal and interest are due on Demand or at the option of the Company, by issuance of 1,000,000 (one million) shares of the Company's stock. The Company's option to issue shares in satisfaction of this debt is subject to a limitation that Kennecott's ownership of Fischer-Watt cannot exceed 10% of the outstanding voting common stock. An agreement in principle has been reached with Kennecott to eliminate this debt by a combination of a cash payment and issuance of stock. The final details are in discussion.

Results of Operations
---------------------

The Company had net loss of $46,000 ($nil per share) compared to net loss of $80,000 ($nil per share) in the quarter's ended Oct 31, 1999 and 1998, respectively. For the nine months ending October 31, 1999 and 1998 respectively the loss were $103,000 ($nil per share) and $800,000 ($0.02 per share). This reduction was the result of an aggressive cost containment and reduction program.

Revenues
--------

The Company had sales of precious metals of $160,000 representing 940 ounces of gold shipped in the quarter ended Oct 31, 1999. The Company had sales of precious metals of $911,000 representing 3,163 ounces of gold shipped during the quarter ended Oct 31, 1998. For the nine months ending October 31, 1999 and 1998 the sales of precious metals were $985,000 and $3,199,000. The reduction was due to a strike and related labor problems at the El Limon mine.

The Company does not presently employ forward sales contracts or engage in any hedging activities.

Costs and Expenses
------------------

Production costs totaled $147,000 and $791,000 for the three month period ended Oct 31, 1999, and Oct 31, 1998, respectively. The decrease of approximately $644,000 from the prior year is the result of savings realized from the startup of the cyanidation plant at the El Limon mine and cost reduction programs in both Colombia and the United States. This also reflect the strike during which time no wages were paid to the workers. For the nine months ending October 31, 1999 and 1998 production costs were $920,000 and $3,398,000 respectively.

The cost of abandoned mineral interests was $-0- in quarter and nine months ended October 31, 1999 and 1998, respectively.

Abandonments are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased $290,000 from $361,000 in quarter ended Oct 31, 1998 to $71,000 in the quarter ending Oct 31, 1999. For the nine months ending October 31, 1999 and 1998 the costs were $180,000 and $1,205,000 respectively. This reduction is the result of staff reduction, general cost control, and cost reduction resulting from operation of the cyanidation plant. This plant produces DORE, which is sold in the country. This eliminates the costs of transporting and selling concentrates.

Exploration expense decreased from $259,000 in the third quarter of fiscal 1998 to $22,000 in the third quarter of 1999. For the nine months ending October 31, 1999 and 1998 the costs were $177,000 and $634,000 respectively. The exploration costs have been reduced to what is legally required to keep various properties in good standing. At El Limon exploration is limited to that necessary to replace mined reserves.

Net interest expense was $25,000 for the quarter ending October 31, 1999, and $20,000 for the same period in 1998. For the nine months ending October 31, 1999 and 1998 the costs were $75,000 and $60,000 respectively. The increase was the result of borrowing which was required to maintain adequate operating capital. The shortage of operating capital was the result of no cash flow during a strike.

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

Other income (expenses) was $(9,000) for the quarter ending July 31, 1999 and $447,000 for the same period in 1998. For the nine months ending October 31, 1999 and 1998 the other income (Expenses) were $334,000 and $1,374,000 respectively. This income was primarily from the sale of certain physical assets in Colombia which were no longer required by the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 1999, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $13,869,000 at January 31, 1999. For the nine months ending October 31, 1999 the Company had an accumulated deficit of $13,971,000. The net loss for the nine months ending October 31, 1999 and 1998 were $103,000 and $800,000 respectively. For the three months ending October 31, 1999 and 1998 the net loss was $46,000 and $80,000 respectively. These conditions raise doubt about the Company's ability to continue as a going concern.

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


                                                 FISCHER-WATT GOLD COMPANY, INC.
                                                 -------------------------------



Date: November 15, 1999             By:/s/George Beattie
                                      ------------------
                                    George Beattie, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)