Form 10KSB
period 2000-01-31
FISHER WATT GOLD CO INC
filed 2000-06-05
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended January 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the Transition period from        to
                                   -------    -------

                         Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                          88-0227654
          ------                                          ----------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization

         1621 North 3rd Street, Suite 1000
             Coeur d'Alene, Idaho                            83814
             --------------------                            -----
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

The aggregate market value of the voting stock held by non-affiliates as of May 1, 1999 (using the average of the Bid and Asked prices) was $2,417,903

The number of Shares of Common Stock, $.001 par value, outstanding on January, 2000 was 40,298,384.

Documents Incorporated by Reference into this Report:  Yes

Transitional Small Business Disclosure Format (check one) Yes [  ]   No [ X ]

06/05/00                                                                 FY 1999

                                 EXCHANGE RATES

Except as otherwise indicated, all dollar amounts described in this Form 10(k) Annual Report are expressed in United States (US) dollars.

                                CONVERSION TABLE

For ease of reference, the following conversion factors are provided:

       ----------------------------------------------------------------------
       1 mile = 1.6093 kilometers         1 metric tonne = 2,204.6 pounds
       ----------------------------------------------------------------------
       1 foot = 0.305 meters              1 ounce (troy) = 31.1035 grams
       ----------------------------------------------------------------------
       1 acre = 0.4047 hectare            1 imperial gallon = 4.5546 liters
       ----------------------------------------------------------------------
       1 long ton = 2,240 pounds          1 imperial gallon = 1.2010 U.S.
                                            gallons
       ----------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so:

From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding financial matters, timing regarding transfer of licenses and receipts of government approvals, effects of regulation and completion of work programs. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially.

                                     PART 1

Item 1. DESCRIPTION OF BUSINESS

Introduction

Fischer-Watt Gold Company, Inc. (collectively with its subsidiaries, "Fischer-Watt", "FWG" or the "Company"), was formed under the laws of the State of Nevada in 1986. Fischer-Watt's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or mineral claims or any right, title or interest therein; and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

During the fiscal year ending January 31, 2000, no material acquisitions were completed by the Company.

During fiscal year 1999, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. The Company assumed control of operations in late August 1995 after purchasing it from Greenstone Resources of Canada. During calendar year 1999 the mine produced 4,160 ounces of gold and a like amount of silver.

The Company revenue for the year was $1,025,000 the cost of sales were $1,296,000 and General and administrative expense's were $1,114,000. The average selling price for gold during the year was $279 per ounce.

During the year an aggressive cost reduction program was maintained.

Throughout the year the Company was beset by labor problems at its Oronorte Mine. This resulted in a strike in May and numerous work stoppages and slow work situations during the rest of the year. This situation is the result of political instability in the country and agitation of the work force by outside interests. This is not expected to change in the near future. As a result of the Colombian situation, and the depressed selling price of gold, the Company decreased the value of its Colombian assets by $2.4 million.

Operations

The cash cost per ounce of gold was $211.94 in fiscal 1998 and rose to $311 in fiscal year 1999. This change was the result of labor unrest resulting in a 75% decline in production.

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

Production from the El Limon Mine comes from a single vein with an average dip of 42(degree) and an average width of 0.5 meter. The average grade of this vein is 38 grams of gold per tonne. Prior to the time that the company took over the operation the average grade of the ore being sent to the plant for processing was only 11 grams per tonne or 30 % of the available value of the vein. It was apparent from this data that a study program which would identify methods to improve the grade of the ore being sent to the processing plant was necessary. Several steps have been taken already as a result of this grade control program and more will follow. The actions which are already underway are as follows:

The previous mining method required a minimum stoping width of 1.24 meters and made it necessary for the miners to stand on a slippery slope of 42 degrees while drilling the holes required to blast the ore and waste. These requirements dictated that at a minimum the grade of the ore being sent to the processing plant would be diluted by 70% and that the productivity of the miners would be restricted. A new mining method has been designed and put into operation which reduces the minimum stoping width to 1 meter metereet and enables the miners to work down the 42 degree slope and stand on solid rock while drilling.

The vein at the El Limon Mine is composed of a white, opaque quartz which normally breaks into pieces two inches in diameter or smaller when blasted. However the waste material surrounding the vein is a very dark colored metasediment which normally breaks into much larger pieces. The difference in breaking size between the ore material and the waste has been put to use underground by passing all of the blasted material on a two inch grizzly (screen), separating the oversize material and putting it back into mined out working places (stopes) for ground support.

Analysis of the sand size particles produced by blasting in the stopes showed that they contain significant amounts of gold and a system has been constructed which allows sthis fine material to be washed off of the larger fragments of the ore and waste, collected in various sumps underground and on surface and pumped to the processing plant. This washing system in addition to recovering high grade fines allows for visual discernment of ore and waste and manual separation as the material proceeds from underground to the processing plant. Installation of the, slurry pumping system which was designed to be done in phases was completed 1998.

The results of this grade control program to date have been impressive. As stated previously the average feed grade prior to the company taking control of the mine was 11 grams per tonne whereas the average grade presently is 22 grams per tonne.

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

To reduce costs and improve efficiencies, personnel changes and realignment are continuing to take place, a new cost control system has been introduced, an improved metal revenue enhancement program implemented, a cyanidation treatment plant has been commissioned , the size of the support staff was reduced and improved purchasing procedures put in place at both the mine site and Medellin office.

Mine Development

A change in the mining method at the El Limon Mine has increased productivity in the stopes and development of a new level, Level 6, is underway. The capacity of the locomotive ore cars, and mucking machines, assigned to Level 6 was increased to improve the efficiency of development and production. Initial work to develop Level 7 has begun.

The La Aurora is approximately six kilometers south of El Limon Mine and is close to a publicly maintained highway. It is accessed by a 310 meter long decline ramp which was constructed with rubber tired mining equipment. The ramp intersects a vein structure similar to El Limon. The mine will utilize low cost, trackless, mining methods. The mine is fully developed but was placed on standby in October awaiting improvement in the price of gold and improved regional security. When operational, the ore from the La Aurora will be transported to the mill at El Limon.

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

Do to the low price of gold and the poor cash position of the Company, all of the companies exploration properties were critically evaluated for potential. As a result of this evaluation all of the U. S. exploration properties were dropped except the Castle. Castle Property was assigned to a privately held Company, Plator West Inc.. FWG retains a 1.0% Net Smelter Return (NSR) royalty interest in the property.

Plan of Operation

The Company anticipates that it will, during fiscal 2000, continue to improve its operations at Oronorte. This will include additional capital expenditures for shaft rehabilitation and improved hoisting at the El Limon Mine, processing plant improvements and expansion at the El Limon Mine. The plans are totally dependent on improvement in the labor and political climate in Colombia. The Company has no assurances that this improvement will take place. . The company sells 100% of its product in Colombia.

Fischer-Watt incurred a net loss of $2,565,000 in fiscal 1999 compared to a net loss of $1,873,000 in fiscal 1998. The Company has an accumulated deficit of $16.4 million and continues to experience negative cash flows from operations. The Company did report net income in fiscal 1997, however this was principally the result of realized gains on the sale of non-producing mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company was adversely affected by the marked decline in the price of gold, its primarily product. The selling price of gold declined from $359 per ounce in January, 1997, to $279 per ounce in December, 1999. Gold reached a 20 year low of $253 per ounce in August 1999. This $107 decline significantly reduced the Company's revenues. The El Limon mine varied between break-even, negative and positive cash flow depending on the price of gold and various operating costs. To conserve cash, management has closed the Reno, Nevada, office, reduced the staff at the Coeur d' Alene, Idaho, and Medellin, Colombia, offices. In addition exploration activities have been eliminated.

If the business climate improves in Colombia management believes that the El Limon Mine gold property, held by Oronorte, will generate sufficient cash flows to fund the Company's mining operations and exploration and development efforts.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, improved labor and operating conditions, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2000. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Cautionary Statements

The factors below are believed to be important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.

Exploration Programs and Financing

The Company intends to continue its exploration program in Colombia and other countries. It is not known if the expenditures to be made by the Company on its mineral properties will result in discoveries of commercial quantities of ore. If the Company's efforts are not successful at individual properties, the expenditures at those properties will be written off.

Regulation

Mining operations and exploration activities in Colombia are subject to various governmental laws and regulations governing prospecting, development, mining, production, importing and exporting of minerals; taxes; labour standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. Licences and permits are required to conduct exploration and mining operations. There is no assurance that such permits will be granted. Amendment to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company. Under certain circumstances, the Company may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

Environmental Laws

The exploration programs conducted by the Company are subject to governmental regulations regarding environmental considerations. Most operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odour, noise, dust, and other environmental protection controls adopted by governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The Company will be responsible for reclamation costs. Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimise long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasise the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Market Factors and Volatility

The  marketability  of natural  resources which may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations in the prices of minerals, the capacity of processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Future prices of gold and silver cannot be accurately predicted.

Competition

Numerous companies are engaged in the exploration and development of mineral properties and have substantially greater technical and financial resources than the Company.

Title of Properties

The companies principle asset, The El Limon Mine, is held as a Fee Simple Title. This gives the Company complete control of the surface and minerals located within the property. Other properties are held under mining concessions granted by the appropriate authorities. In most cases the concession does not include surface rights. The surface access is subject to successful negotiations with the owners, subject to the appropriate laws and regulations.

Foreign Operations

The Company's present activities are in Colombia and Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

The country of Colombia is subject to long standing anti-government activities (guerrilla warfare). This results in political unrest, periodic road and river access blockages, and various terrorist activities. The outcome of this situation is unknown.

Conflicts of Interest

Some of the directors of the Company are also directors of other mining companies which are also engaged in mineral exploration and the acquisition of mineral properties. Situations may arise in connection with potential acquisitions and investments where the interests of these individuals as directors of other companies may conflict with their interest as directors of the Company. These individuals will deal with such matters according to prudent business judgement and the relative financial abilities and needs of the various companies with which they are associated. They have been advised of their fiduciary duties to the Company. Notwithstanding, conflicts of interest among these companies could arise in which the individuals' obligations to or interest in other companies could detract from their efforts on behalf of the Company.

Exploration and Development Risks

Gold and Silver exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanised equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of precious metals. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss. The Company may become subject to liability for pollution, cave-ins or other hazards against which it cannot insure or against which it may elect not to insure. As the Company does not carry liability insurance, the payment of such liabilities, were they to be incurred, could have a material adverse effect on the Company's financial position.

Calculation of Reserves and Mineral Recovery

There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being mined or dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as the deposit's size, quality, proximity to infrastructure, financing cost and government regulations. Any material change in the quantity of reserves, resource grade, stripping ratio or selling prices may render reserves uneconomic, require a restatement of ore reserves and affect the economic viability of the Company's properties. Short term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of variable ore grades, or other operational problems, may impair the profitability of a mine.

Currency Fluctuations and Foreign Exchange

The Company uses the United States (US) dollar as its currency of display and measurement. The majority of its transactions are denominated in US dollars. The value of the Colombian and Mexican Paso, as reflected in the exchange rate against the US dollar, has continued to fluctuate significantly. In addition to the risks associated with the Paso/US dollar exchange rate not keeping pace with inflation.

Taxation Risks

The tax risks of investing in Colombia and other Latin American countries are substantial. Tax legislation is evolving and is subject to varying interpretations, frequent changes and inconsistent enforcement at the federal, regional and local levels. Taxes payable by Colombian companies to federal, regional and local budgets are high and include corporate profits tax, VAT, payments for subsoil use, assets tax, excise tax, road fund taxes, transport taxes and payroll taxes. Changes to taxation rates may have a material adverse impact on the Company.

Item 2.  DESCRIPTION OF PROPERTY

SUMMARY
-------

The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Colombia, the United States and Mexico. The Company's interest in the properties varies on a property by property basis. The nature and amount of the Company's interest in properties is discussed in this item.

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

         1.  El Limon Mine.
         2.  Juan Vara prospect.
         3.  La Aurora Mine.
         4.  El Carmen property.
         5.  El Veinte property.

All of the  properties  are located in north central  Colombia in the Department
(State) of Antioquia. All of the properties, except El Carman, are within 6 kilometers of each other and have a common geological environment. The El Carmen property is approximately 20 kilometers northeast of the El Limon Mine and has a different geological environment.

At the present time, the El Limon Mine is in production and the La Aurora and El Carman Mines are on standby due to gold prices.

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

The El Limon Mine facilities are connected to the government power grid. Since the government rations power, the mine has installed two diesel powered generators with outputs of 260 and 240 kWh. There are periods of time when there is insufficient power to operate all of the plant and mining equipment simultaneously. During these periods, management has elected to run the mill, one compressor, hoists and lighting. This means there is insufficient compressed air and ventilation in the mine and work is impeded. A third generator was purchased which makes the mine self-sufficient for electrical power.

The mine is connected to the national telephone network through the town of Zaragoza. During the current year, a new telephone was installed on the property. The mine also has a satellite phone which is used for emergencies.

History
-------
The El Limon Mine was discovered by prospecting in 1939 and was operated on a small scale until 1946 when lack of capital forced suspension of operations. In 1947, G. Leland and H. Von Stauffen examined the property for the Timmins Group of Montreal. The company deemed the mine to be too small at that time to mount an efficient operation. Leland and Von Stauffen considered the project to be economic and formed a partnership to exploit the mine by improving the milling facilities. Proven reserves at the time were about 12,000 tonnes at 35 grams gold per tonne.

Choco - Pacifico leased the property in 1958 and drilled six holes, three of which intersected a high grade section of the vein. Reserves were calculated at 25,000 tonnes of 35 grams gold per tonne. Choco - Pacifico returned the property to Von Stauffen in 1962 when the parent decided to invest further in the Segovia Mines and the Nechi Placers.

Von Stauffen continued to operate the mine from 1962 to his death in 1975, when his widow sold the mine to other investors who fought amongst themselves. Grupo Minero Ltd. of Medellin and Oronorte S.O.M. resolved the legal problems and received clearance from the Mine Department to begin exploiting the deposit. These companies lacked capital and know-how and were approached by Greenstone with a proposal to purchase and operate the mine. The deposit was acquired by Greenstone Resources in 1986 and placed into production in November 1990.

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


El Limon Mine Historical Production
-----------------------------------

-------------------------------------------------------------------------------------------------------------
         Calendar Year        Tonnes Milled     Recovered        Average        Recovered Oz       Head Grade
                                                  Ounces        Recovery %        Per Tonne          g/Tonne
-------------------------------------------------------------------------------------------------------------

                  1990*             2,040            365              90               0.18              6.2
                   1991            24,567         10,241              90               0.42             14.4
                   1992            17,302          7,679              90               0.45             15.3
                   1993            26,961          9,990              90               0.38             12.8
                   1994            23,011          7,510              91               0.32             11.1
                   1995            22,563          8,603              92               0.38             12.9
                   1996            23,088         12,855              90               0.54             18.7
                   1997            25,541         16,665              92               0.62             21.1
                   1998            25,594         16,705              92               0.62             21.9
                   1999             7,293          4,160              92               0.62             21.9
-------------------------------------------------------------------------------------------------------------

* Two months operation

As shown in the table above, the head grade increased by 64% from 1995 to 1999. This increase was the result of improved grade control, improvements in the mining methods, and the purchase of additional mining equipment.

The mineable reserves at the Oronorte properties are shown below. The reserves were calculated by Ing. Alejandro Pineda M, and Ing Alexis Zapata G, independent geological consultants.

The tonnes shown are fully diluted, mineable tonnes. They have been diluted to include a mining height of 1.35 meters perpendicular to the dip of the vein. Specific gravity of the vein is 2.65 and specific gravity of the waste is 2.80. The minimum cut-off grade used is 7.49 grams of gold per tonne and the erratic high values, higher than 100 grams of gold per tonne are cut to 100 grams of gold per tonne while calculating the grades of these reserves. The value of recovered gold is assumed to be $300 per ounce. Initial reserve estimates made in 1989, prior to the commencement of production, calculated the reserves at 41,000 tonnes at 14.3 grams of gold per tonne. Since then, in addition to the total current reserves, in excess of 140,000 tonnes have been mined over the life of the mine. It is difficult and not cost effective to develop large reserves at thinly vained underground mines such as El Limon.

Oronorte Reserves - January, 2000 (FY 1999)

--------------------------------------------------------------------------------------------------------
                  El Limon            La Aurora            Juan Vara             Total
--------------------------------------------------------------------------------------------------------
Category        Tonne     g/T      Tonne     g/T         Tonne     g/T      Tonne     g/T        Oz/Au
--------------------------------------------------------------------------------------------------------
Proven         62,128     19       23,673     2                             85,801     14        39,474
Probable       33,135     19       18,413     2          20,072     6       71,620     11        25,297
             -------------------------------------------------------------------------------------------
Sub Total      95,263     19       42,086     2          20,072     6      157,421     13        64,771

Possible      171,010     17       61,530     4                            232,540     14       101,381
             -------------------------------------------------------------------------------------------
Total         266,273     18      103,616     3          20,072     6      389,961     13       166,151

Oz/Au         151,660              10,619                 3,872            166,151

--------------------------------------------------------------------------------------------------------

The calendar year 2000 mining plan calls for the mining and processing of approximately 34,000 tonnes of ore and the recovery of approximately 16,000 ounces of gold (500,000 grams). It is anticipated that the development and exploration work to be carried out at El Limon Mine during 2000 will more than replace the reserves to be mined during 1999.

El Limon Mine
-------------
A description of the mining and processing operations at El Limon Mine is presented below.

Access to the mine is from an adit on Level 0 (Elev. 135 meters). Three inclined winzes provide access to the lower levels. One of the winzes is being enlarged and deepened to provide more rapid access to all levels.

The mining method being used is inclined room and pillar with no filling. The vein strikes north-south, dips 42(degree) west and has an average thickness of
0.45 m. With such a low dip, all broken ore is mechanically (or manually) mucked to ore chutes.

Material from underground is transported to the surface, where, it is crushed and sized, then fed to a ball mill.

From the ball mill, the material feeds to a pulsating jig. The jig concentrate is processed in a furnace at the mine and poured into dore bars. Jig overflow is fed through cyclones, then sent to flotation cells produce a concentrate which is fed to the on-site cyanidation processing plant. The cyanidation plant recovers the gold using a Merill Crowe recovery circuit. The dore and cyanidation plant product are sold to a well established Colombian customer with payment normally received within two business days

The mill recoveries average 92 percent, which is typical for the type of metallurgical process used at the El Limon Mine.

The current hourly paid labor force are residents of the town of Zaragoza and surrounding area. They are all members of a cooperative called "A Precooperativa de Trabajo Asociado de Zaragoza - Precoomizar Ltd." This particular cooperative is one of the first being used in the Colombian mining industry. The mine was subject to a strike in May and a series of work slow downs throughout the year. The labor contract was modified and the work force reduced. Labor unrest will probably continue to be a problem during the next year. The Cooperative has proven to be a very unreliable source of man power.

The total number of persons employed by the Company, both directly and indirectly, is shown below. This is a reduction of 31% (53 people) from the previous year:

         Mine Site

                  Company Employees                    22
                  Precoomizar Employees                95
                  Contractors (average)                 0
                                                     ----
         Subtotal                                     117
         Medellin Office                                3
                                                    -----
         Grand Total                                  120

Regional Geology
----------------
The gold prospects and mines which make up the Oronorte properties lie in a thick sequence of Paleozoic age metasediments within the Central Colombian Cordillera of the Andes. The main group of properties, which include the El Limon Mine and the La Aurora and Juan Vara prospects, occur along 15 kilometers of strike on the west side of the Otu fault. This major regional structure has a total strike extent of approximately 120 kilometers at a bearing of 160(degree)
 . A number of gold bearing quartz veins also occur on the east side of the Otu Fault, including the Company's El Carmen prospect. The gold bearing quartz veins of the Oronorte area were formed from hydrothermal solutions produced by Cretaceous age intrusions and their location is strongly influenced by the Otu Fault.

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

The El Carmen property is located approximately 20 kilometers northeast of El Limon Mine. An 80 meter long adit was driven to intersect the vein. Two short cross cuts, one east and one west, were driven on the vein. This confirmed the presence of the vein widths of 0.7 to 1.5 meters. The results of sampling have returned values between 17 and 42 grams of gold per tonne. A 105 meter long, inclined diamond drill hole was recently completed which intersected the vein at the anticipated location. The vein intersection was 0.7 meters with a grade of 490 grams of gold per tonne. This grade has been confirmed by Jacobs laboratory, an independent laboratory, in the United States. Work has been temporarily halted due to the low price of gold.

El Veinte
---------
The El Veinte property is located 14 kilometers south of the El Limon Mine. It is viewed as having similar geology to the El Carmen. This property has had little exploration done at this time do to a shortage of funds.

MEXICAN PROPERTY
----------------

Minera Montoro Properties, Baja California, Mexico
--------------------------------------------------

During 1989,  Fischer-Watt  acquired a 49% interest in Minera Montoro S.A. de C.
V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996, that was increased to 50%. Effective July 1996, the Company' 's interest was increased to 65%. Montoro holds a claim on two mineral interests in Mexico. In March 1994, the Company, through Minera Montoro, formalized an agreement with Gatro South America Holdings Limited (Gatro) that was initiated in April 1993 to conduct a generative exploration program in Baja California. Four properties were acquired under the generative exploration program (El Arenoso, Alborada, Julio Cesar and Sierra de Cobre). Under the terms of the agreement, Montoro would have received a 2.5% net smelter return plus a $5,000,000 payment, per property, upon commencement of commercial production. All of the Gatro related properties have been dropped or transferred to others. The Garto agreement is no longer in force.

Montoro is currently undertaking a continuous review of meritorious Mexican mineral properties and hopes to acquire worthy properties in the near future; however, there can be no assurance that any properties will be acquired.

Domestic Properties
-------------------
Annual filing fees of $100 per claim are required to continue the ownership of an federal unpatented lode mining claim in the United States. An unpatented lode mining claim gives the owner the right to mine the ore and to use its surface for mining related activities. A patented mining claim conveys fee title to the claimant (all surface and mineral rights). The Company has no filing fee obligations.

Serem Gatro Canada, Inc. ("Serem Gatro") sold Great Basic Exploration and Mining
(GBEM) to Great Basin Mining (GBM) in May 1995. As a condition of that sale, a Participation Agreement between Serem Gatro and GBEM (the Serem Gatro Agreement) gives Serem Gatro the right to participate in any of the core properties. All of the core properties have been dropped and the Serem Gatro agreement is negated.

Management Evaluation
---------------------
Fischer-Watt greatly eliminated its exploration efforts in Nevada. In addition to closing the Reno, Nevada, exploration office, all of the company properties were critically evaluated as to; potential, holding costs, and likelihood of attracting joint venture partners. Based on this evaluation properties were either dropped or assigned to others. The Red Canyon, Eureka County, Nevada and Tempo, Lander County, Nevada properties were returned to their underlying owners.

Castle, Esmeralda County, Nevada
--------------------------------
The Castle property is located approximately 22 miles west of Tonopah, Nevada along the southern edge of the Monte Cristo Range. Access is by US Highways 6 & 95, which passes just north of the property.

Definition drilling is required to determine a more accurate estimate of the actual resource, and to determine whether or not the property contains a minable resource. Additional exploration drilling is required to test favorable exploration trends and to further test existing mineralized drill holes that were outside of the geological resource. The Castle property was optioned to Zephyr Mining in the fall of 1997. Zephyr is the exploration and mining subsidiary of J. D. Welsh, a privately held, Reno, Nevada, based construction company. In August, 1999, Zephyr defaulted on the option agreement and returned the property to FWG. FWG management determined that legal action against Zephyr would not be cost effective.

On September 27, 1999, FWG entered into an agreement with Platoro West Incorporated (PWI), a private Corporation headquartered in Durango, Colorado. Under the terms of this agreement PWI assumes all financial and reporting responsibilities relative to The Castle Property. FWG retains a 1.0% NSR on all claims contained in the Castle property and 0.7% NSR on specific adjacent claims held by PWI.

FINANCIAL COMMITMENTS
---------------------

The Company's property interests require minimum payments to be made, or work commitments to be satisfied, to maintain ownership of the property. However, all of these payments may be avoided by timely forfeiture of the related property interest. If the partner, or the Company, fails to meet these commitments, the Company could lose its rights to explore, develop or mine the property. The table below lists the various properties and the required financial commitments.

All of the Oronorte (Colombia) property group is held by licenses and mining permits. No annual payments are required and work commitments are minimal, but they are subject to a four percent production royalty tax to the government.

                              PROPERTY COMMITMENTS
                      For the year ending January 31, 2000

=============================================================================
              Lease         Work                     Partner .    Net
Property     Payments    Commitments     Total         Share    FWG Cost
-----------------------------------------------------------------------------
Castle        5,400                      5,400       (5,400)        0

-----------------------------------------------------------------------------
Total         5,400                      5,400       (5,400)        0
-----------------------------------------------------------------------------

=============================================================================

Item 3. LEGAL PROCEEDINGS

Oronorte is currently the defendant in several claims relating to labor Contracts and employee termination's. The Company has also the defendant in legal actions related to various vendors. The Oronorte accounts payable totals approximately $1.7 million.

On October 18, 1996, Fischer-Watt Gold Company, Inc. commenced a legal proceeding against Greenstone Resources Canada Ltd. and Greenstone Resources Ltd. in Ontario Court (General Division) seeking payment of the sum of $1,508,544 (U.S.) pursuant to Article 8.4 of an Agreement dated October 20, 1995 between the plaintiff and the defendants. Pursuant to Article 8.4 of the Agreement dated October 20, 1995, liabilities of GRC and its subsidiaries, including contingent liabilities, that exceeded $1,000,000 (U.S.) shall be reimbursed by the defendants. The payment sought includes liquidated liabilities in the amount of $308,544 (U.S.), and contingent unliquidated liabilities in the amount of $1,200,000 (U.S.). The likelihood of success of this action is remote.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

                                                     HIGH BID    LOW BID

     Year Ended January 31, 2000
       First Quarter                                 $ .21       $ .08
       Second Quarter                                  .18         .10
       Third Quarter                                   .17         .06
       Fourth Quarter                                  .12         .04

Holders:
As of April 1, 2000, the Company had 644 shareholders of record of its common stock

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earning from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

On March, 1999, Kennecott Exploration Company sold its 2,048,000 shares to Jim Seed, an existing FWG stockholder, in a private transaction. This transaction eliminated Kennecott's position in FWG. At the same time Kennecott accepted $100,000 as total payment of the promissory note they held. The note had a face value of $700,000 plus accred interest. This resulted in a non-reoccurring extraordinary gain of $490,00, net on taxes. The Company has no indebtedness to Kennecott.

Changes in Securities
---------------------

During the year common shares were issued for various reasons. The issuance's are discussed in the attached auditors report.

At the close of the fiscal year there were 644 beneficial holders of common shares. Approximately 23% of the outstanding stock is controlled, through various trusts, by Jim Seed, Chairman of the Board.

Item 6. SELECTED FINANCIAL DATA

See the attached financial statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Summary

The Company revenue for the year was $1,025,000 the cost of sales were $1,296,000 and General and administrative expense's were $1,114,000. The average selling price for gold during the year was $279 per ounce.

The Company experienced significant labor unrest and frequent strikes and work slow downs at its primary production operation in Colombia. These problems were the result of continued political instability in the country and resulting agitation of the work force. The likelihood of normalization of relationships in Colombia is unknown. This has resulted in a 75% drop in production and resulting decline in revenues. The Company has begun discussions with various companies, primarily Colombian, about the possibility of selling the Oronorte assets.

The Company reported net loss of $2,565,000for the year ended January 31, 2000. This loss also included $723,000 in exploration expenses, $1,114,000 on General and Administrative and a negative adjustment in the value of the Colombian assets of $2,397,000. Exploration expenses will be significantly reduced in subsequent years. The Company has an accumulated deficit of $16.4 million and continues to experience negative cash flow from operations and incur losses from its mining operations. Management believes normalization of labor relations, further developed and production levels increase, sufficient cash flows will exist to fund the Company's continuing mining operation, exploration and development efforts in other areas. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 2000. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of gold and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Short-term Liquidity

As of January 31, 2 the Company had $6,000 in cash.

On January 31, 2000, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to correct this situation by planned improvements in the Colombian operations. Management anticipates achieving levels of production sufficient to fund the Company's operating needs by the end of fiscal 1998 and, in the interim, anticipates that it will fund operations with the cash raised in the March offering. In addition the exploration activities have been reduced to contractual obligations, less than $10,000 per year, and significant staff reductions have taken place in both the U. S. and Colombia. A new labor contract is being negotiated and a mine employee reduction of at least 110 people is anticipated.

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

Long-term Liquidity:

Cash flows from operations during fiscal 2000 are expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company does not anticipate needing additional funding from equity or borrowings unless a major expansion at its Oronorte property is necessary and cost justified or an acquisition opportunity arises.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company had revenues of $3,251,000 in fiscal 1998 compared to $1,025,000 for fiscal 1999. The most significant reason for this change is the drop in production at the El Limon Mine. The selling price of gold fluctuated from a high of $301 per ounce in 1998 to a low of $252 per ounce in 1999. The selling price of gold is dictated by world wide factors and conditions, none of which are in the control of the Company. The future price of gold is unknown. In fiscal 1999 the Company wrote down a significant portion of the Oronorte properties in Colombia thus incurred a non-reoccurring charge of $2,397,000 (comparable fiscal 1998 charges were $2,247,000).

REVENUES

Forward  Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities. All of the production is sold on the spot market which is generally the afternoon closing price for gold and silver on the London Metal Exchange (LME) on the day of delivery.

Sales of Mineral Properties

No material income was received from the sale of mineral properties during the year.

COSTS AND EXPENSES

Abandoned and Impaired Assets

In fiscal 1999 the Company wrote down a significant portion of the Oronorte properties in Colombia thus incurred a non-reoccurring charge of $2,397,000. This write down was the result of the political instability in the country which results in serious doubt about the ability to profitable operate in the country.

Selling, General and Administrative:

Selling, general and administrative costs decreased from $1,295,000 in fiscal 1998 to $1,114,000 in fiscal 1999 The decrease was the result of closer fiscal control. Further reductions are planned in fiscal 2000

Foreign Exchange Gain

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the Colombian unit are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity. The Company recognized a currency exchange gain of $430,000 in the year ended January 31, 2000.

Other Income and Expenses

Net interest expense increased-from $189,000 in fiscal 1998 to $191,000 in fiscal 1999.

Commitments and Contingencies

Foreign companies operating in Colombia, South America, may be subject to discretionary audit by the Colombian Government in respect of their monetary exchange declarations. Any such audit by the Colombian Government must be initiated within two years of filing an exchange declaration. The two years elapsed and the Company has received no notice.

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

Y2K Problems

The Company experienced no Y2K problems.

Item 8.  FINANCIAL STATEMENTS.

Fischer-Watt Gold Company, Inc.
and Subsidiaries

Contents

Report of Independent Certified Public Accountants               F-2

Financial Statements:
      Consolidated Balance Sheet                                 F-3
      Consolidated Statements of Operations                      F-4
      Consolidated Statement of Shareholders' Equity             F-5
      Consolidated Statements of Cash Flows                      F-6
      Notes to Consolidated Financial Statements                 F-7

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2000 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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

/s/Stark Tinter & Associates, LLC
---------------------------------
   Stark Tenter & Associates, LLC

Denver, Colorado
May 26, 2000

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 2000

                                     ASSETS
                                     ------
Current assets:
  Cash                                                                 $      6,185
  Accounts receivable                                                       167,879
  Inventory                                                                 313,649
  Other current assets                                                       37,156
                                                                       ------------
      Total current assets                                                  524,869
                                                                       ------------

Mineral interests, net                                                      291,430
Property and equipment, net                                                 286,546
                                                                       ------------
                                                                            577,976

                                                                       $  1,102,845
                                                                       ============
                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                $  2,141,801
  Accrued expenses - shareholders                                           423,630
                                                                       ------------
      Total current liabilities                                           2,565,431
                                                                       ------------

Note payable - shareholder                                                  100,000

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                            --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 40,298,384 shares
   issued and outstanding                                                    40,300
  Additional paid-in capital                                             14,186,020
  Capital stock subscribed                                                   68,750
  Accumulated deficit                                                   (16,433,233)
  Accumulated other comprehensive income:
   Currency translation adjustment                                          575,577
                                                                       ------------
                                                                         (1,562,586)
                                                                       $  1,102,845
                                                                       ============

      See the accompanying notes to the consolidated financial statements

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      Years Ended January 31, 1999 and 2000

                                                          1999            2000
                                                     ------------    ------------
Sales of precious metals                             $  3,250,887    $  1,025,092
Costs applicable to sales                               2,246,046       1,295,669
                                                     ------------    ------------
Income (loss) from mining operations                    1,004,841        (270,577)

Costs and expenses:
 Abandoned and impaired assets                               --         2,397,365
 Exploration                                            1,140,067         723,138
 General and administrative                             1,294,491       1,113,928
                                                     ------------    ------------
                                                        2,434,558       4,234,431
(Loss) from operations                                 (1,429,717)     (4,505,008)

Other income and (expense):
 Interest expense                                        (188,701)       (190,827)
 Currency exchange (loss)                                (254,330)        (86,594)
 Other income                                              70,834       1,460,374
                                                     ------------    ------------
                                                         (372,197)      1,182,953

(Loss) before extraordinary item:                      (1,801,914)     (3,322,055)

Extraordinary item: Gain on the settlement of debt
 net of applicable income taxes of $326,000                  --           490,035
                                                     ------------    ------------
Net loss before income taxes                           (1,801,914)     (2,832,020)

Income taxes (benefit)                                     71,013        (266,888)
                                                     ------------    ------------

Net (loss)                                             (1,872,927)     (2,565,132)

Other comprehensive income:
 Foreign currency translation adjustment                 (494,394)        430,041
                                                     ------------    ------------
Comprehensive (loss)                                 $ (2,367,321)   $ (2,135,091)
                                                     ============    ============

Per share information - basic and fully diluted
Continuing operations                                $      (0.05)       $  (0.08)

Extraordinary item                                            --             0.02
                                                     ------------    ------------
(loss) per share                                     $      (0.05)   $      (0.06)
                                                     ============    ============
Weighted average shares outstanding                    36,814,567      39,895,884
                                                     ============    ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                      Years Ended January 31, 1999 and 2000




                                                                  Common Stock             Additional     Capital Stock
                                                                Shares        Amount     Paid in Capital   Subscribed
                                                             ===========     =========     ============     =========
Balance, January 31, 1998                                     35,159,784     $  35,161     $ 13,252,857    $  720,800

Issuance of shares pursuant o warrant exercise                 3,028,600         3,029          176,973             -
Effect of currency fluctuations on net assets
 of foreign subsidiary                                                 -             -                -             -
Net loss for the year                                                  -             -                -             -
                                                             -----------     ---------     ------------     ---------

Balance, January 31, 1999                                     38,188,384        38,190       13,429,830       720,800

Issuance of shares for services                                  750,000           750           36,750             -
Conversion of units to capital                                 1,360,000         1,360          719,440      (720,800)
Common shares subscribed for                                           -             -                -        68,750
Effect of currency fluctuations on net assets
 of foreign subsidiary                                                 -             -                -             -
Net loss for the year                                                  -             -                -             -
                                                             -----------     ---------     ------------     ---------

Balance, January 31, 2000                                     40,298,384     $  40,300     $ 14,186,020     $  68,750
                                                             ===========     =========     ============     =========



                                                                  Currency
                                                 Accumulated     Translation
                                                   Deficit        Adjustment        Total
                                                 ------------    ------------    ------------
Balance, January 31, 1998                        $(11,995,174)   $    639,930    $  2,653,574

Issuance of shares pursuant o warrant exercise           --                 0         180,002
Effect of currency fluctuations on net assets
 of foreign subsidiary                                   --          (494,394)       (494,394)
Net loss for the year                              (1,872,927)           --        (1,872,927)
                                                 ------------    ------------    ------------

Balance, January 31, 1999                         (13,868,101)        145,536         466,255

Issuance of shares for services                          --              --            37,500
Conversion of units to capital                           --              --              --
Common shares subscribed for                             --              --            68,750
Effect of currency fluctuations on net assets
 of foreign subsidiary                                   --           430,041         430,041
Net loss for the year                              (2,565,132)           --        (2,565,132)
                                                 ------------    ------------    ------------

Balance, January 31, 2000                        $(16,433,233)   $    575,577    $ (1,562,586)
                                                 ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 1999 and 2000

                                                            1999           2000
                                                        -----------    -----------
Net income (loss)                                       $(1,872,927)   $(2,565,132)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation, amortization and depletion                 578,920        234,000
   Impairment loss on long-lived assets                        --        2,397,365
   Loss on the sale of property and equipment                  --           12,572
   Common stock issued for services                            --           37,500
   Currency rate fluctuations                              (494,394)       430,041
   Gain on the settlement of debt                              --         (816,035)
   Minority interest in subsidiaries                        (21,446)          --
Changes in assets and liabilities:
   Accounts receivable                                      544,665        171,833
   Inventory                                                528,504       (250,803)
   Other assets                                              68,461          8,766
   Accounts payable                                         577,407        (37,663)
   Accrued expenses - shareholders                           41,000        382,630
                                                        -----------    -----------
       Total adjustments                                  1,823,117      2,570,206
                                                        -----------    -----------
  Net cash provided by (used in) operating activities       (49,810)         5,074
                                                        -----------    -----------

Cash flows from investing activities:
   Investment in mineral interests                         (151,251)       (26,987)
   Disposition of property and equipment                     90,998           --
   Acquisition of property and equipment                     (1,430)       (11,092)
                                                        -----------    -----------
Net cash (used in) investing activities                     (61,683)       (38,079)
                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common shares                      180,003         68,750
   Proceeds from note payable                                  --          100,000
   Repayment of notes payable                              (216,656)      (148,296)
                                                        -----------    -----------
  Net cash provided by (used in) financing activities       (36,653)        20,454
                                                        -----------    -----------
Increase (decrease) in cash and cash equivalents           (148,146)       (12,551)

Cash and cash equivalents, beginning of period              166,882         18,736
                                                        -----------    -----------
Cash and cash equivalents, end of period                $    18,736    $     6,185
                                                        ===========    ===========
Supplemental cash flow information:
   Cash paid for interest                               $   140,479    $   122,827
   Cash paid for income taxes                           $    96,038    $    59,112

Non-cash investing and financing activities:
   Certificate of deposit surrendered to repay debt     $      --      $   500,000


      See the accompanying notes to the consolidated financial statements.
                                      F-6

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Accounting policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in North Central Colombia. The Company's current operational focus is its Oronorte properties, a producing gold mine near Zaragosa, Colombia.

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

Mineral Interests

The Company records its interest in mineral properties and areas of geological interest at cost, less expenses recovered and receipts from exploration agreements. Exploration development costs are deferred until the related project is placed in production or abandoned. Deferred costs are amortized over the economic life of the related project following commencement of production, by reference to the ratio of units produced to total estimated production (estimated proven and probable reserves), or written off if the mineral properties or projects are sold or abandoned.

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

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Stock-based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period, which the foreign subsidiary was owned. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

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

Substantially all of the Company's assets and operations are located in Columbia.

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

Fair Value of Financial Instruments

The  carrying   amount  reported  in  the  balance  sheets  for  cash  and  cash equivalents, accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated interest rates of the debt reflect market current market conditions.

Impairment of long lived assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss on its mineral interests and property and equipment at its Oronorte mine. The trends at the mine indicated that the undiscounted future cash flows would be less than the carrying value of the long-lived assets related to the operation. According the Company recognized an impairment loss at January 31, 2000 of $2,397,365 ($.06 per share). This loss is the difference between the carrying value of the assets and the fair value of those assets based on estimated future cash flows.

Loss per share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single business segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Note 2. Financial Condition, Liquidity, and Going Concern

Fischer-Watt incurred a net losses of $1,872,927 and $2,565,132 in fiscal 1999 and 2000, has an accumulated deficit of $16,433,233 and has a net working capital deficiency of $2,140,562, and continues to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to acquire mineral properties in Mexico as Mexico is supportive of the mining industry and NAFTA has made doing business there attractive. In addition, the Company is has entered into preliminary discussions regarding the sale of Oronorte with various entities.

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

Note 3. Accounts Receivable

Accounts receivable consist of:

     Trade                                      $  30,014
     Tax refunds                                   61,575
     Other                                         88,564
                                                  -------
                                                  180,153

     Less: allowance for bad debts                (12,274)
                                                  -------
                                                $ 167,879
                                                =========

Note 4. Inventories

Inventories consist of:

     Finished products and products in process  $   23,390
     In transit inventory                           71,335
     Supplies, materials and spare parts           293,662
                                                  --------
                                                   388,387

     Less allowance                                (74,738)
                                                  --------
                                                $  313,649
                                                ==========

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5. Mineral Interests

Capitalized costs for mineral interests consist of:

 Capitalized exploration and development costs $ 2,488,941
 Less: accumulated depletion                       994,034
                                                 ---------
                                                 1,494,907

 Less: reserve for impairment                    1,203,477
                                                 ---------
                                               $   291,430
                                               ===========

During fiscal 2000 the Company charged $1,203,477 to operations for impaired property and mineral rights (see Note 1).

Note 6. Property and equipment

Property and equipment consist of the following:

     Land and buildings                        $  507,266
     Machinery and equipment                    1,774,184
     Furniture and fixtures                       151,230
                                                ---------
                                                2,432,680

     Less: accumulated depreciation              (952,246)
                                                ---------
                                                1,480,434

     Less: reserve for impairment               1,193,888
                                                ---------
                                               $  286,546
                                               ==========

Depreciation expense charged to operations was $278,920 and $85,753 in fiscal 1999 and 2000.

During fiscal 2000 the Company charged $1,193,888 to operations for impaired property and mineral rights (see Note 1).

Note 7. Notes Payable

Banks and other

The Company had a $500,000 line of credit with a bank. Advances under this line accrued interest at a rate of Libor plus 3.75%. The line was collateralized by a $500,000 certificate of deposit. During fiscal 2000 the Company redeemed the certificate of deposit to repay the outstanding balance on the line of credit.

The Company delivered to Kennecott Exploration Company (Kennecott), a shareholder of the Company, a promissory note in the amount of $700,000, which bears interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest are due on demand or, at the option of the Company, by issuance of 1,000,000 shares of the Company's common stock. The balance of the note plus accrued interest aggregated $916,035 at December 1, 1999. During December 1999 the Company settled this obligation for a cash payment of $100,000 (see below). The resulting gain of $816,035 has been recorded as an extraordinary item in the accompanying financial statements.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


Shareholders

During December 1999 a shareholder of the Company advanced $100,000 to the Company to be used to settle the Company's obligation to Kennecott. The note evidencing the loan bears interest at prime plus 2% and is payable on December 31, 2002.

Note 8. Pension Benefits

The Company participates in an employee 401(k) plan, which was set up for the benefit of substantially all domestic employees. To be eligible, an employee must be at least 21 years old. Participants may elect to defer 1% to 15% of eligible compensation of a pre-tax basis. The Company can also elect to make contributions to the plan, the amount being completely at the discretion of the Company. No contributions were made in 1999 or 2000.

Note 9. Shareholders' Equity

During March 1996 the Company completed a $5 million foreign offering of common stock pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of Fischer-Watt common stock and one share purchase warrant. Each of these warrants entitles the holder to purchase one additional share of Fischer-Watt common stock at an exercise price of $.75 through February 28, 1998. These securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The funds raised were used to finance capital equipment and working capital needs for further development and expansion of Fischer-Watt's gold mining operation in Colombia and its exploration and development activities in Colombia and Nevada. As part of this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $720,800 had been classified as capital stock subscribed within the Company shareholders' equity accounts. During May 1999 the 1,360,000 shares of common stock were issued.

During fiscal 1999 the Company issued 3,028,600 shares of common stock pursuant to the exercise of warrants at exercise prices ranging from $.05 to $.07 per share for cash aggregating $180,002.

During February 1999 the Company issued 750,000 shares of common stock for services valued at $37,500. The value ascribed to the services corresponds to the fair market value of the common stock on the date the services were performed.

During fiscal 2000 the Company accepted subscriptions for 1,375,000 shares of common stock for cash aggregating $68,750.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 10. Common Stock Options and Warrants

In May 1987, the board of directors approved a nonqualified stock option plan. Two officers, four employees and one independent contractor were granted options to purchase a total of 710,000 shares of common stock at $1.50 per share (fair market value at date of grant). These options vest at rates ranging from 2,000 to 5,000 shares per month per individual and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 2000, options on 417,500 shares had vested and were exercisable and options on 201,500 shares expired.

In October 1991, three officers and three employees were granted options to purchase a total of 504,000 shares of common stock at $1.15 per share (fair market value at the date of grant). Options on 74,000 shares vested immediately and the remainder vest at rates ranging from 2,000 to 4,000 shares per month, and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 2000, options on 382,000 shares had vested and were exercisable.

In July 1993, two officers and four employees were granted options to purchase a total of 600,000 shares of common stock at $.50 per share (fair market value at the date of grant). These options vest at the rate of 2,000 shares per month per employee and become exercisable six months after vesting. These options expire 10 years after they become exercisable. Options granted on 450,000 of the 600,000 shares were later canceled pursuant to employee settlement agreements. At January 31, 2000, options on 136,000 shares had vested and were exercisable.

In conjunction with an employment contract effective September 1, 1993, with an officer and director, options were granted on 500,000 shares of common stock at $.20 per share (fair market value at date of grant). These options vest at the rate of 20,000 shares per month and become exercisable six months after vesting. These options expire 10 years after they become exercisable. At January 31, 2000, options on 500,000 shares had vested and were exercisable.

In October 1993, two officers and four employees were granted options to purchase a total of 450,000 shares of common stock at $.17 per share (fair market value at date of grant). These options vested immediately and became exercisable six months after vesting. The options expire in April 2004. At January 31, 2000, options on 450,000 shares had vested and were exercisable.

In April and July 1994, two directors were each granted options to purchase 100,000 shares of common stock at $.08 and $.05 per share (fair market value at time of grant), respectively in an agreement separate from the Company's nonqualified stock option plan. These options vest after approximately one year of service as a director and become exercisable upon vesting. These options expire five years after they become exercisable. At January 31, 2000, options on all 200,000 shares had vested or were exercisable.

On June 1, 1995, two directors and two consultants were each granted options to purchase a total of 525,000 shares of common stock at $.0625 per share (fair market value at time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options became exercisable on June 1, 1998 and expire five years after they become exercisable. At January 31, 2000, options on all 525,000 shares had been vested or were exercisable.

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

On February 20, 1996, two consultants were each granted options to purchase a total of 200,000 shares of common stock at $.37 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on February 20, 1997 and expire five years after they become exercisable. At January 31, 2000, options on 200,000 shares had vested and were exercisable.

On June 1, 1996, two directors were granted options to purchase a total of 200,000 shares of common stock at $.72 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on June 1, 1997 and expire five years after they become exercisable. At January 31, 2000, options on 200,000 shares had vested and were exercisable.

On November 1, 1996, a former employee and an officer were granted options to purchase 50,000 and 100,000 shares, respectively, of common stock at $.56 per share (fair market value at the time of grant) in an agreement separate from the Company's nonqualified stock option plan. These options become exercisable on November 1, 1997 and expire on November 1, 2002. At January 31, 2000, options on 150,000 shares had vested and were exercisable.

On February 1, 1997, an officer was granted options to purchase 100,000 shares of common stock at $.53 per share (fair market value at the time of grant). These options become exercisable on March 1, 1998 and expire five years after they become exercisable. At January 31, 2000, options on 100,000 shares had vested and were exercisable.

On September 1, 1997, two consultants were granted options to purchase 200,000 shares of common stock at $.22 per share (fair market value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 2000, options on 200,000 shares had vested and were exercisable.

On October 27, 1997, a director was granted options to purchase 250,000 shares of common stock at $.165 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 2000, options on 250,000 shares had vested and were exercisable.

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

On December 16, 1997, four directors were granted options to purchase 400,000 shares of common stock at $.1125 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 2000, options on 400,000 shares had vested and were exercisable.

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

On October 20, 1999, five directors and an employee were granted options to purchase 3,000,000 shares of common stock at $.05 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. At January 31, 2000, options on 3,000,000 shares had vested and none were exercisable.

In fiscal 2000, warrants for 800,000 shares of common stock were issued in conjunction with subscriptions for stock and in relation to an investment banking agreement.

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

model with the following weighted average assumptions for grants in 2000 and 1999, respectively: expected life of options of 5 years and 5 years, expected volatility of 138% and 52%, risk-free interest rates of 5.4% and 5% and no dividend yield. The weighted average fair value at the date of grant for options granted during 2000 and 1999 approximated $0.04 and $0.04 per option.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

January 31,                                2000                  1999

Net income (loss)
  As reported                        $(2,565,132)          $(1,872,927)
  Pro forma                          $(2,725,132)          $(3,439,000)


Primary earnings (loss) per share
  As reported                             $(0.08)               $(0.05)
  Pro forma                               $(0.07)               $(0.05)


The following table summarizes the stock option activity:

                                    Stock               Weighted-average
                                   Options               Price per Share
                                   -------               ---------------

Outstanding at February 1, 1998   4,359,000                     0.52
Granted                             200,000                     0.07
Expired                            (248,500)                    1.50
Outstanding at January 31, 1999   4,310,500                   $ 0.43
Granted                           3,000,000                     0.05
Expired                            (301,500)                    1.03
Outstanding at January 31, 2000   7,009,000                   $ 0.24

The following table summarizes  information  about  fixed-price  stock options :

Outstanding at January 31, 2000:

                      Options Outstanding        Options Exercisable
                      -------------------        -------------------

                           Weighted-       Weighted-              Weighted-
                            Average         Average                Average
Range of       Number     Contractual      Exercise    Number     Exercise
Prices        Outstanding    Life            Price   Exercisable   Price
------        -----------    ----            -----   -----------   -----

$ 0.05-$0.08  3,825,000      4.0 years   $   0.05      825,000     $0.05
$ 0.11-$0.17  1,100,000      3.2             0.15    1,100,000      0.15
$ 0.20-$0.22    700,000      4.5             0.21      700,000      0.21
$ 0.37          200,000      1.8             0.37      200,000      0.37
$ 0.50-$0.56    386,000      3.1             0.53      386,000      0.53
$ 0.72          200,000      2.3             0.72      200,000      0.72
$ 1.15          382,000      3.3             1.15      382,000      1.15
$ 1.50          216,000      0.5             1.50      216,000      1.50
$ 0.05-$1.50  7,009,000      3.7 years   $   0.24    4,009,000    $ 0.39

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

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                 1999                  2000
                                            ----                  ----

Domestic                           $              -        $     609,380
Foreign                                  (1,872,927)          (3,174,512)
                                          ---------            ---------
Net income (loss) before taxes     $     (1,872,927)       $  (2,565,132)
                                          =========            =========

The consolidated tax provision is comprised of the following:

January 31,                                1999                  2000
                                           ----                  ----

Current:
  Federal                            $            -       $     (310,000)
  State                                           -              (16,000)
  Foreign                                    71,013               59,112
                                      -------------        -------------
Tax Provision                        $       71,013       $     (266,888)
                                      =============        =============

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                  1999                  2000
                                             ----                  ----

Federal statutory rate                       (34.0)%              (34.0)%
Utilization of tax loss carry forwards           -                    -
Increase in net deferred tax asset
  valuation allowance                         34.0                 34.0
Alternative minimum tax                          -                    -
State income taxes                               -                    -
Other                                            -                    -
                                              ----                 ----
                                               0.0%                 0.0%
                                              ====                 ====

The Company has federal tax loss carryforwards of approximately $7.0 million and Colombian tax loss carryforwards of approximately $7.3 million at January 31, 2000 which expire from 2003 to 2014.

Temporary differences between taxable income reported on the Company's federal tax return and net income reflected in the accompanying statements of operations result primarily from the capitalization of mine exploration and development costs for financial reporting purposes and deducting those costs for tax

                         Fischer Watt Gold Company, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

reporting purposes, partially offset by a lack of tax basis in properties sold, traded or abandoned. Additional temporary differences related to depreciation, mineral interest write-downs and non-deductible accruals exist. The tax effect of each of these temporary differences and net operating loss carryforwards for the years ended January 31, 1999 and 2000, are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

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

During fiscal 2000 an officer of the Company advanced $126,915 to the Company for working capital. In addition during fiscal 1999 and 2000 certain employee shareholders deferred salaries and expenses aggregating $41,000 and $255,715 respectively. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying financial statements.

Note 14. Commitments and Contingencies

Oronorte is currently the defendant in several claims relating to labor contracts and employee terminations which occurred during a labor strike. This strike and the resulting terminations took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 1999, BDO Seidman, LLP, resigned as principal independent accountant for the Company. This resignation was without warning and was effective in both the United States and Colombia. They had not completed the fiscal 1998 audit at the time of resignation.

The Company subsequently engaged Grupo Consultor Colombiano (Colombian Consulting Group) as its Colombian independent auditor. GCC is affiliated with Moore Stephens International Limited, the London based international accounting firm. Simultaneously the Company engaged Stark Tinter and Associated, LLC, Englewood, Colorado, as its principle independent auditor.

                                    PART III

Item  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                    Positions Held             Position
Name                       Age      With the Company           Held Since
----                       ---      ----------------           ----------
George Beattie             71       Chief Executive Officer    August 27, 1993
                                    President

Gerald D. Helgeson         65       Director                   March 14, 1994
                                    Secretary

Peter Bojtos               51       Director                   April 24, 1996
                                    Vice Chairman
                                    Vice President

James M. Seed              58       Chairman of the Board      June 1, 1996

Jorge E. Ordonez           59       Director                   June 12, 1996


R.M. (Mike) Robb           59       Vice President of          February 1, 1997
                                    Operations

All of the above directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

The position of Chief Financial Officer has been vacant since the resignation of Ms Michele Wood on April 13, 1998. The duties of the CFO are fulfilled by other Company executives and outside accountants.

There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.

GEORGE BEATTIE

George Beattie, born November 22, 1927, has an Engineer of Mines degree from the Colorado School of Mines. He has been active in the mineral industry since 1960, working up from front line supervisory positions to Director of Mining for Callahan Mining Corporation and General Manager, Western Mines for United Nuclear Corp. In 1980, Mr. Beattie formed Mineral Advisors, Inc., a consulting firm offering expertise in the development and management of mineral projects. He is also recognized as an expert in the application of explosives, and has served as a consultant for Western States Energy in the Pacific Northwest. Mr. Beattie became Chief Executive Officer of Fischer-Watt Gold Company, Inc., on August 27, 1993. Mr. Beattie devotes all of his business time to the affairs of the Company.


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

As President of Ordonez Profesional, S.C., Jorge Ordonez is a consultant to World Bank, international and Mexican Mining Companies, and the Mexican government. In addition to his affiliation with the Company, Mr. Ordonez is presently Managing Director of Altos Hornos de Mexico, S.A. de C.V., Managing Director of Grupo Gan, Mining Division, Managing Director of Minera Carbonifera Rio Escondido, Vice President of Minera Montoro, S.A. and a member of the Board of Directors of Hecla Mining Company (HL-NYSE).

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

Mr. Seed became a Director of Fischer-Watt Gold Company, Inc. on June 1, 1996. And appointed Chairman of the Board on October 20, 1999.


R.M. (MIKE) ROBB. P. E.

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

Item 11.  EXECUTIVE COMPENSATION.

The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                  Annual Compensation       Long Term Compensation
Name and
Principal                  Fiscal
Position                   Year             Salary $
--------                   ----             --------
George Beattie,            1999             100,000
President, CEO             1998             100,000
                           1997             100,000
                           1996             93,500
                           1995             80,000

The Company's chief executive officer is also a director. Directors receive no cash compensation for their services except directors who are not employees receive a communications allowance of $250 each six months. Over the past three years non-employee directors have been issued stock options as compensation for serving as a director, the exercise price of which was based on fair market value of the stock and vest after one year's service and expire five years after vesting. Pursuant to this program Gerald D. Helgeson has been granted options to purchase 400,000 shares of stock. Continuance of this program is currently being evaluated.

Do to a severe cash shortage, none of the executives or employees of the Company were paid during the year. The moneys due is included in accounts payable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of April 1, 2000.

Name and Address of                    Amount and nature of            % of
beneficial owner                       beneficial ownership           Class
----------------                       --------------------           -----

Cede & Co.                             26,243,403 Shares               65.1
PO Box 222                             Owned indirectly.  Note 1
New York, NY 10274

Jeffrey L. Abbas                       2,050,000 Shares                5.1%
80 Williams Way                        Owned directly
Couder Sport, PA 16915

Name and Address of                    Amount and nature of            % of
beneficial owner                       beneficial ownership           Class
----------------                       --------------------           -----

Peter Bojtos                           1,050,000 shares
Officer and Director                   owned directly and
2582 Taft Court                        indirectly.    Note 2           2.6%
Lakewood, CO 80215

James M. Seed                          9,391,600 shares
Director and Chairman of the Board     owned indirectly,
1 Citizens Plaza, Suite 910            Note 2, 3, 4                   23.3%
Providence, RI

George Beattie                         1,000 shares
Officer and Director                   owned directly,
1410 Cherrywood Drive                  Note 2                         <1.0%
Coeur d' Alene, ID

Gerald D. Helgeson                     No shares
Officer and Director                   owned directly,
3770 Poppy Lane                        Note 2, 5                       0.0%
Fallbrook, CA

Jorge E. Ordonez                       No shares
Director                               owned directly                  0.0%
Ave. Paseo de las Palmas 735-205       Note 2
Mexico City, Mexico

R.M.(Mike)Robb                         No shares
Vice President of Operations           owned directly
6004 Buffalo Grass CT, NE              Note 2                          0.0%
Albuquerque, NM

Directors and                          10,442,600shares
Officers as a Group                    owned directly,
(six persons)                          and indirectly                 25.9%

Note 1 - Cede & Company is a brokerage clearing company .

Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns no shares, options or warrants directly, but through various related trusts. Mr. Seed was appointed Chairman of the Board on Oct 20, 1999.

Note 4.- On March, 1999, Kennecott Exploration Company sold its 2,048,000 shares to Jim Seed, an existing FWG stockholder, in a private transaction. This transaction eliminated Kennecott's position in FWG.

Note 5 - Mr. Helgeson has assigned all of his options to his wife, Gerald D. Helgeson.


                        Options to Purchase Common Stock
===========================================================================================================
                                           Weighted                             Date
                                                          -------------------------------------------------
Issued To                   Amount      Exercise Price           Granted          Exercisable     Expires
-----------------------------------------------------------------------------------------------------------

George Beatte               500,000          0.22                Various            Current
                            500,000          0.05               10/27/99            10/31/99      10/31/04

Peter Bojtos                500,000          0.05               10/27/99            10/31/99      10/31/04
                            100,000          0.37                 3/1/97              3/1/97       2/28/02
                            100,000          0.11               12/17/98            12/17/98      12/16/03

Jim Seed                    500,000          0.05               10/27/99            10/31/99      10/31/04
                            300,000          0.10               12/30/97            12/31/97      12/31/02

Jorge Ordonez               500,000          0.05               10/27/99            10/31/99      10/31/04

Jerry Helgeson              500,000          0.05               10/27/99            10/31/99      10/31/04
                            400,000          0.24                Various            Current

R. M. Robb                  500,000          0.05               10/27/99            10/31/99      10/31/04
                            100,000          0.53                 2/1/97              2/1/98       1/31/03

James Christl                50,000          0.05                11/5/99             11/6/99       11/6/04

-----------------------------------------------------------------------------------------------------------
Total                     4,550,000
-----------------------------------------------------------------------------------------------------------

===========================================================================================================

On January 14, 1999, the Company issue Centex Security Company, La Jolla, CA, 1,000,000 shares of stock and warrants to purchase 500,000 shares at $0.21 each as part of a commercial banking agreement. In fiscal year 1998 to Company issued Centx 375,000 warrants execrable at $0.50, for similar services.

Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Peter Bojtos became a director of the Company on April 24, 1996. Mr. Bojtos had been engaged on August 25, 1995 by the Company, on a non-exclusive basis as an independent contractor to raise funds for the Company in the form of issuance of restricted common stock and warrants to purchase additional shares. He was compensated in cash at the rate of 10% of the amount raised and was paid $81,000 for those services. Mr. Bojtos is also a director in several other mining companies. The majority of these companies are listed on various Canadian Stock exchanges.

The Company owed Kennecott Exploration Company (Kennecott) $500,000 plus accrued interest for various business transactions occurring in 1995 and 1996. On March, 1999, Kennecott forgave this obligation in return for a one time payment of $100,000. The Company borrowed the payment from James Seed, a Director and Chairman of the Board, under normal commercial conditions with payment due in two years.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K.

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

2        3          By-laws of the Corporation.  Amended and restated.  Filed as
                    Exhibit 3.3 to Form 10-QSB filed December 16,1996 and incorporated herein by reference.

3        10         Option  effective June 1, 1996,  whereby  Fischer-Watt  Gold
                    Company, Inc., grants Gerald D. Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as Exhibit 31.10 to Form 10-KSB filed September
                    26, 1996 and incorporated herein by reference.

4        10         Option  effective  June 1, 1996  whereby  Fischer-Watt  Gold
                    Company,  Inc.,  grants  Peter  Bojtos an option to purchase
                    100,000  shares of  Fischer-Watt  restricted  common  stock.
                    Filed as Exhibit  33.10 to Form 10-KSB filed  September  26,
                    1996 and incorporated herein by reference.

5        10         Joint venture  agreement dated July 25, 1996,  between Great
                    Basin  Exploration  and Mining and  Digger  Resources,  Inc.
                    regarding  Tempo mineral  property,  Lander County,  Nevada.
                    filed as Exhibit  36.10 to Form 10-KSB filed  September  26,
                    1996 and incorporated herein by reference.

6        10         Fischer-Watt Gold Company, Inc.,  non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

7        10         Promissory   note  dated   September   30,   1996,   whereby
                    Fischer-Watt Gold Company, Inc., promises to pay $700,000 to
                    Kennecott  Exploration  Company,  Inc.  and filed as Exhibit
                    48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

8        10         Option effective February 1, 1997, whereby Fischer-Watt Gold
                    Company,  Inc.,  Grant  R. M.  Robb an  option  to  purchase
                    100,000  shares of restricted  common  stock.   Incorporated
                    herein by reference.

9        10         Labor  Supply  Agreement  entered  between  Compania  Minera
                    Oronorte,   S.A.  (a   subsidiary   of  the   Company)   and
                    Precoperativa de Trabajo Asociado de Zaragos in which the work cooperative agrees to supply personnel for mining labor and the Company accepts the cooperative as the sole supplier of such labor. Incorporated herein by reference.

10       10         Option effective October 31, 2000, whereby Fischer-Watt Gold
                    Company, Inc., Grant George Beattie, Peter Bojtos, Jim Seed,
                    Jorge Ordonez, Jerry Helgeson and R. M. Robb each an option to purchase 100,000 shares common stock.. Incorporated herein by reference.

10       27         Financial  Data  Schedule  for the year  ending  January 31,
                    2000.

    (b)  Reports on Form 8-K

During the quarter ended January 31, 2000, no reports on Form 8-K were filed by the registrant.

Exhibit Number 21 - Subsidiaries of Company

Name of Subsidiary                        Ownership          Incorporated In
------------------                        ---------          ---------------

Compania Minera Oronorte, S. A.             100%             Colombia
Minera Esperanza, S. A.                     100%             Colombia
Donna, S. A.                                100%             Bahamas
Minera Montoro, S. A. de C. V.              65%              Mexico
Great Basin Mining and Exploration          100%             Nevada, USA

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.

June 5, 2000                   By: /s/George Beattie
------------                       -----------------
                                      George Beattie
                                      President, Chief Executive Officer,
                                      (Principal Executive Officer)

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                           Date
     ---------------------------------------------------------------------------

     /s/George Beattie                                         June 5,2000
     -----------------                                         -----------
     Acting Chief Financial Officer
     Principal Financial and Accounting Officer)

     /s/Gerald D. Helgeson                                     June 5,2000
     ---------------------                                     -----------
     Director, Secretary
     and Vice President

     /s/James M. Seed                                          Jun 5,2000
     ----------------                                          ----------
     Director
     Chairman of the Board and Director

     /s/George Beattie                                         June 5,2000
     -----------------                                         -----------
     President, Chief Executive Officer
    (Principal Executive Officer)


     /s/Peter Bojtos                                           June 5,2000
     ---------------                                           -----------
     Director and Vice President
     Vice Chairman of the Board

     /s/Jorge Ordonez                                          June 5,2000
     ----------------                                          -----------
     Director