Form 10QSB
period 2000-04-30
FISHER WATT GOLD CO INC
filed 2000-06-21
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                            88-0227654
         ------                                            ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2000.

         Common Stock, par value $.001                     40,298,384
         -----------------------------                     ----------
                  Title of Class                        Number of Shares

Transitional Small Business Disclosure Format   yes [ ]    no [X]

                                      Index

Part 1 - Financial Statements...............................................1
   1.1 Consolidated Balance Sheet...........................................2
   1.2 Consolidated Statement of Operations.................................3
   1.3 Consolidated Statements of Cash Flows................................5
   1.4 Basis Of Presentation................................................5
   1.5 Inventories..........................................................6
   1.6 Stockholders' Equity.................................................6
   1.7 Commitments and contingencies........................................6

Part 2 - Management's Discussion and Analysis or Plan of Operations.........6
   2.1 Organization And Business............................................6
   2.2 Liquidity and Capital Resources......................................6
      2.2.1 Short Term Liquidity............................................6
      2.2.2 Long Term Liquidity.............................................7
   2.3 Results of Operations................................................7
   2.4 Revenues.............................................................7
   2.5 Costs and Expenses...................................................7
   2.6 Commitments and Contingencies........................................8
   2.7 Foreign Currency Exchange............................................8
   2.8 Going Concern Consideration..........................................8
   2.9 Subsequent Events....................................................9
   2.10 Cautionary Note Regarding Forward-Looking Statements................9

Part 3 - Other Information..................................................9
   3.1 Legal Proceedings....................................................9
   3.2 Changes in Securities................................................9
   3.4 Submission of Matters to a Vote of Security Holders..................9
   3.5 Other information....................................................9
   3.6 Exhibits and Reports on Form 8-K....................................10

                                 EXCHANGE RATES

Except as otherwise indicated, all dollar amounts described in this Form 10(k) Annual Report are expressed in United States (US) dollars.

                                CONVERSION TABLE

For ease of reference, the following conversion factors are provided:

        1 mile = 1.6093 kilometers           1 metric tonne = 2,204.6 pounds
        1 foot = 0.305 meters                1 ounce (troy) = 31.1035 grams
        1 acre = 0.4047 hectare              1 imperial gallon = 4.5546 liters
        1 long ton = 2,240 pounds            1 liter = 1.057 U.S. quarts

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

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements

                         1.1 Consolidated Balance Sheet

                           April 30, 2000 (Unaudited)


                                     ASSETS
                                     ------

Current assets:
  Cash                                                   $      6,338
  Accounts receivable                                         173,671
  Inventory                                                   313,649
  Other current assets                                         36,061
                                                         ------------
      Total current assets                                    529,719
                                                         ------------

Mineral interests, net                                        172,541
Property and equipment, net                                   268,349
                                                         ------------
                                                              440,890
                                                         ------------

                                                         $    970,609
                                                         ------------

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current liabilities:
  Accounts payable                                       $  2,143,062
  Accounts payable and accrued expenses - shareholders        493,630
                                                         ------------
      Total current liabilities                             2,636,692
                                                         ------------

Note payable - shareholder                                    120,000

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                              --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 40,298,384 shares
   issued and outstanding                                      40,300
  Additional paid-in capital                               14,186,020
  Capital stock subscribed                                     78,750
  Accumulated deficit                                     (16,710,320)
  Accumulated other comprehensive income:
   Currency translation adjustment                            619,167
                                                         ------------
                                                           (1,786,083)
                                                         ------------
                                                         $    970,609
                                                         ============

                    1.2 Consolidated Statement of Operations

                   Three Months Ended April 30, 1999 and 2000
                                   (Unaudited)

                                                        1999            2000
                                                  ------------    ------------
Sales of precious metals                          $    488,174    $     14,859
Costs applicable to sales                              500,905          74,987
                                                  ------------    ------------
Income (loss) from mining operations                   (12,731)        (60,128)

Costs and expenses:
 Exploration                                            95,876            --
 General and administrative                             87,712         208,529
                                                  ------------    ------------
                                                       183,588         208,529

(Loss) from operations                                (196,319)       (268,657)

Other income and (expense):
 Interest expense                                      (25,000)           --
 Currency exchange (loss)                              (60,283)           --
 Other income (expense)                                383,245           1,865
                                                  ------------    ------------
                                                       297,962           1,865

Net income (loss) before income taxes                  101,643        (266,792)

Income taxes (benefit)                                  16,525          10,296
                                                  ------------    ------------

Net income (loss)                                       85,118        (277,088)

Other comprehensive income:
 Foreign currency translation adjustment               232,726          43,590
                                                  ------------    ------------
Comprehensive income (loss)                       $    317,844    $   (233,498)
                                                  ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $       0.00    $      (0.01)
                                                  ============    ============

Weighted average shares outstanding                 38,188,384      40,298,384
                                                  ============    ============


      See the accompanying notes to the consolidated financial statements.

                    1.3 Consolidated Statements of Cash Flows

                   Three Months Ended April 30, 1999 and 2000
                                   (Unaudited)

                                                          1999        2000
                                                        --------    --------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities   $ (7,397)   $(29,847)
                                                        --------    --------

Cash flows from investing activities:
   Disposition of property and equipment                  20,363        --
                                                        --------    --------
Net cash provided by (used in) investing activities       20,363        --
                                                        --------    --------
Cash flows from financing activities:

   Proceeds from sale of common shares                      --        10,000
   Proceeds from note payable                               --        20,000
                                                        --------    --------
  Net cash provided by (used in) financing activities       --        30,000
                                                        --------    --------

Increase (decrease) in cash and cash equivalents          12,966         153

Cash and cash equivalents, beginning of period            18,736       6,185
                                                        --------    --------

Cash and cash equivalents, end of period                $ 31,702    $  6,338
                                                        ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           APRIL 30, 2000 (UNAUDITED)

1.4 Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                           APRIL 30, 2000 (UNAUDITED)

Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive

1.5 Inventories

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

1.6 Stockholders' Equity

During the period ended April 30, 2000 the Company accepted subscriptions for 200,000 shares of common stock for cash aggregating $10,000.

1.7 Commitments and contingencies

Oronorte is currently the defendant in several claims relating to labor contracts and employee termination's which occurred during a labor strike. This strike and the resulting termination's took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000.

Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2000 and material changes in the results of operations for the three months ended April 30, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2000.

2.1 Organization And Business

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

2.2 Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of April 30, 2000, the Company had $6,000 in cash and accounts payable and accrued expenses of $2.6 million.

On April 30, 2000, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to sell or joint venture the Colombian operations and concentrate its efforts in Mexico. The Colombian operations have experienced labor strikes, work slow downs and general unrest for the entire quarter. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net income of $85,000 for the first three months of 1999 and a net loss of $234,000 for the period ended April 30, 2000. The loss was due to the lack of production at the Oronorte mine. On April 30, 2000 the accumulated deficit was $16.7 million.

Throughout the most of last year and the entire first quarter of this year the Company has been beset by labor problems at its Oronorte Mine. This resulted in strikes and numerous work stoppages and slow work situations during the rest of the year. This situation is the result of political instability in the country and agitation of the work force by outside interests. This is not expected to change in the near future. As a result of the Colombian situation, and the depressed selling price of gold, the Company decreased the value of its Colombian assets by $2.4 million at the end of last fiscal year. This situation has continued during this quarter and the production has been minimal. The
Company has had discussions with several Colombian companies concerning a possible sale and/or joint venture operation of the mine.

2.2.2 Long Term Liquidity

It is likely that the Company will need to supplement anticipated cash from operations with future debt or equity financing and dispositions of or joint ventures with respect to mineral properties to fully fund its future business plan which includes exploration projects and property development. While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts will be successful. There can be no assurance that the Company will be able to conclude transactions with respect to its mineral properties or additional debt or equity financing or that such capital raising opportunities will be available on terms acceptable to the Company, or at all.

2.3 Results of Operations

The Company had net loss of $234,000 ($0.01 per share) compared to net income of $85,000 ($.00 per share) in the quarter's ended April 30, 2000 and 1999, respectively.

2.4 Revenues

The Company had sales of precious metals of $15,000 in the quarter ended April 30, 2000. The Company had sales of precious metals of $489,000 during the quarter ended April 30, 1999. The Company does not presently employ forward sales contracts or engage in any hedging activities. Again, the decline in sales was due to labor and related production problems at the El Limon Mine.

2.5 Costs and Expenses

Production costs totaled $75,000 and $501,000 for the three month period ended April 30, 2000, and April 30, 1999, respectively. The improvement of approximately $426,000 from the prior year relates to reduction in staff and operating expenses as the result of labor problems and lack of production.

The cost of abandoned mineral interests was $-0- in quarters ended April 30, 2000 and 1999, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased $121,000 from $88,000 in quarter ended April 30, 1999 to $209,000 in the quarter ending April 30, 2000. This increase was the result certain fixed costs, which would normally be charged to operating expenses, being charged to G & A due to a lack of production.

Exploration expense decreased to $0 in the first quarter of fiscal 1999 from $96,000 in the first quarter of fiscal 1998. This decrease is due to the elimination of all exploration in the United States and Colombia.

Net interest expense decreased from $25,000 during the quarter ended April 30, 1999 to $0 during the quarter ended April 30, 2000. This decrease was due to the elimination of note due a third party in fiscal year 1999. Also, certain short term loans and lines of credit in Colombia were eliminated.

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

Other income (expenses) was $2,000 for the quarter ending April 30, 2000 and $383,000 for the same period in 1999. The change reflects that a large capital item was sold in 1999.

2.6 Commitments and Contingencies

Oronorte is currently the defendant in several claims relating to labor contracts and employee termination's which occurred during a labor strike. This strike and the resulting termination's took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000.

2.7 Foreign Currency Exchange

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

2.8 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2000, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $16.7 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

2.9  Subsequent Events

On June 7, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Groupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of companies the exploration and development properties in the country. The sale price was US$3.7 million which will be paid as a 3% NSR. If Groupe de Bullet vends the property to a third party within two years the full amount will due upon sale, less a sales commission.

2.10 Cautionary Note Regarding Forward-Looking Statements

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

Part 3 - Other Information

3.1  Legal Proceedings
                  None

3.2  Changes in Securities
                  None.

3.4  Submission of Matters to a Vote of Security Holders
                  None

3.5  Other information
                  None

3.6  Exhibits and Reports on Form 8-K

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

                                            FISCHER-WATT GOLD COMPANY, INC.
                                            -------------------------------

Date: June 19, 1999                         By:/s/George Beattie
-------------------                         --------------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)