Form 10QSB
period 2000-07-31
FISHER WATT GOLD CO INC
filed 2000-09-01
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]     SIX MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended July 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.

             (Exact name of registrant as specified in its charter)

         Nevada                                       88-0227654
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           1621 North 3rd Street, Suite 1000, Coeur d'Alene, ID 83814
           ----------------------------------------------------------
                     (Address of principal executive office)

                                 (208)-664-6757
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2000.

         Common Stock, par value $.001                     40,298,384
         -----------------------------                    -----------
                  Title of Class                          Number of Shares

Transitional Small Business Disclosure Format   yes          no   x
                                                    ----        -----

                                      Index

Exchange Rates.................................................................1
Conversion Table...............................................................1
Forward Looking Statements.....................................................1
Part 1 - Financial Statements..................................................1
   1.1 Consolidated Balance Sheet..............................................2
   1.4 Basis Of Presentation...................................................4
   1.5 Inventories.............................................................4
   1.6 Stockholders' Equity....................................................5
   1.7 Commitments and contingencies...........................................5
Part 2 - Management's Discussion and Analysis or Plan of Operations............5
   2.1 Organization And Business...............................................5
   2.2 Liquidity and Capital Resources.........................................5
      2.2.1 Short Term Liquidity...............................................5
      2.2.2 Long Term Liquidity................................................6
   2.3 Results of Operations...................................................6
   2.4 Revenues................................................................6
   2.5 Costs and Expenses......................................................6
   2.6 Commitments and Contingencies...........................................7
   2.7 Foreign Currency Exchange...............................................7
   2.8 Going Concern Consideration.............................................7
   2.9 Subsequent Events.......................................................8
   2.10 Cautionary Note Regarding Forward-Looking Statements...................8
Part 3 - Other Information.....................................................8
   3.1 Legal Proceedings.......................................................8
   3.2 Changes in Securities...................................................8
   3.4 Submission of Matters to a Vote of Security Holders.....................8
   3.5 Other information.......................................................9
   3.6 Exhibits and Reports on Form 8-K........................................9

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

    ----------------------------------------------------------------------
    1 mile = 1.6093 kilometers           1 metric tonne = 2,204.6 pounds
    ----------------------------------------------------------------------
    1 foot = 0.305 meters                1 ounce (troy) = 31.1035 grams
    ----------------------------------------------------------------------
    1 acre = 0.4047 hectare              1 imperial gallon = 4.5546 liters
    ----------------------------------------------------------------------
    1 long ton = 2,240 pounds            1 liter = 1.057 U.S. quarts
    ----------------------------------------------------------------------

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

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements




1.1 Consolidated Balance Sheet

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                  July 31, 2000

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $      7,361
  Accounts receivable                                                   162,091
  Inventory                                                             313,649
  Other current assets                                                   36,062
                                                                   ------------
      Total current assets                                              519,163
                                                                   ------------

Mineral interests, net                                                  172,541
Property and equipment, net                                             268,349
                                                                   ------------
                                                                        440,890

                                                                   $    960,053
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


Current liabilities:
  Accounts payable                                                 $  2,047,248
  Accounts payable and accrued expenses - shareholders                  555,980
                                                                   ------------
      Total current liabilities                                       2,603,228
                                                                   ------------

Note payable - shareholder                                              183,150

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 40,298,384 shares
   issued and outstanding                                                40,300
  Additional paid-in capital                                         14,186,020
  Capital stock subscribed                                               78,750
  Accumulated deficit                                               (16,880,097)
  Accumulated other comprehensive income:
   Currency translation adjustment                                      748,702
                                                                   ------------
                                                                     (1,826,325)
                                                                   ------------
                                                                   $    960,053
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
            Three Months and Six Months Ended July 31, 1999 and 2000
                                   (Unaudited)

                                                                       Three Months                    Six Months
                                                                       ------------                    ----------
                                                                   1999           2000           1999              2000
                                                              ------------    ------------    ------------    ------------

Sales of precious metals                                     $    337,009    $       --      $    825,183    $     14,859
Costs applicable to sales                                         272,275            --           773,180          74,987
                                                             ------------    ------------    ------------    ------------
Income (loss) from mining operations                               64,734            --            52,003         (60,128)

Costs and expenses:
 Exploration                                                       58,675            --           154,551            --
 General and administrative                                        21,404         272,362         109,116         480,891
                                                             ------------    ------------    ------------    ------------
                                                                   80,079         272,362         263,667         480,891

(Loss) from operations                                            (15,345)       (272,362)       (211,664)       (541,019)

Other income and (expense):
 Interest expense                                                 (25,000)           --           (50,000)           --
 Currency exchange (loss)                                         (46,962)           --          (107,245)           --
 Other income (expense)                                           (39,665)        106,957         343,580         108,822
                                                             ------------    ------------    ------------    ------------
                                                                 (111,627)        106,957         186,335         108,822

Net (loss) before income taxes                                   (126,972)       (165,405)        (25,329)       (432,197)

Income taxes (benefit)                                             14,857           4,372          31,392          14,668
                                                             ------------    ------------    ------------    ------------

Net (loss)                                                       (141,829)       (169,777)        (56,721)       (446,865)

Other comprehensive income:
 Foreign currency translation adjustment                         (340,098)        129,535        (107,362)        173,125
                                                             ------------    ------------    ------------    ------------
Comprehensive (loss)                                         $   (481,927)   $    (40,242)   $   (164,083)   $   (273,740)
                                                             ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                                         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                             ============    ============    ============    ============

Weighted average shares outstanding                            38,188,384      40,298,384      38,188,384      40,298,384
                                                             ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
            Three Months and Six Months Ended July 31, 1999 and 2000
                                   (Unaudited)

                                                                           1999        2000
                                                                        ---------    ---------
Cash flows from operating activities:

  Net cash provided by (used in) operating activities                   $(184,671)   $ (91,974)
                                                                        ---------    ---------

Cash flows from investing activities:

Net cash provided by (used in) investing activities                       (20,337)        --
                                                                        ---------    ---------

Cash flows from financing activities:

  Net cash provided by (used in) financing activities                     100,003       93,150
                                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents                         (105,005)       1,176

Cash and cash equivalents, beginning of period                            166,882        6,185
                                                                        ---------    ---------

Cash and cash equivalents, end of period                                $  61,877    $   7,361
                                                                        =========    =========

      See the accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2000 (UNAUDITED)

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

1.6 Stockholders' Equity

During the period ended July 31, 2000 the Company issued no shares of common stock.

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

Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2000 and material changes in the results of operations for the six months ended July 31, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2000.

2.1 Organization And Business

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in North Central Colombia and Central Mexico. The Company's current operational focus is its Oronorte properties, a producing gold mine near Zaragosa, Colombia and development properties in Mexico.

The Company, together with its consolidated subsidiaries, currently operates in one business segment, mining.

2.2 Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of July 31, 2000, the Company had $7,400 in cash and accounts payable and accrued expenses of $2.6 million.

On July 31, 2000, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to sell or joint venture the Colombian operations and concentrate its efforts in Mexico. The Colombian operations have experienced labor strikes, work slow downs and general unrest for the entire six months. Every effort is being made to eliminate these problems but success can not be assured.

Fischer-Watt incurred net loss of $57,000 for the first six months of 1999 and a net loss of $447,000 for the period ended July 31, 2000. For the three months ending in July 1999 and 2000 the net loss was $142,000 and $170,000 respectively. The loss was due to the lack of production at the Oronorte mine. On July 31, 2000 the accumulated deficit was $16.9 million.

Throughout most of last year and the entire first six months of this year the Company has been beset by labor problems at its Oronorte Mine. This resulted in strikes and numerous work stoppages and slow work situations during the rest of the year. This situation is the result of political instability in the country and agitation of the work force by outside interests. This is not expected to change in the near future. As a result of the Colombian situation, and the depressed selling price of gold, the Company decreased the value of its Colombian assets by $2.4 million at the end of last fiscal year. This situation has continued during this six months and the production has been minimal. The Company has had discussions with several Colombian companies concerning a possible sale and/or joint venture operation of the mine.

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

2.3 Results of Operations

The Company had net loss of $447,000 ($0.01 per share) compared to net loss of $57,000 ($nil per share) in the six months's ended July 31, 2000 and 1999, respectively. For the comparable three months the net loss was $170,000 ($nil per share) and $142,000 ($nil per share).

2.4 Revenues

The Company had sales of precious metals of $15,000 and $0 for the six months and three months ended July 31, 2000. The Company had sales of precious metals of $825,000 and $337,000 for the six and three months ended July 31, 1999. The Company does not presently employ forward sales contracts or engage in any hedging activities. Again, the decline in sales was due to labor and related production problems at the El Limon Mine.

2.5 Costs and Expenses

Production costs totaled $75,000 and $773,000 for the six month period ended July 31, 2000, and July 31, 1999, respectively. For the comparable three month period the costs were $0 and $272,000.

The cost of abandoned mineral interests was $-0- in six and three months ending July 31, 2000 and 1999, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $109,000 for the six months ending July 31, 1999 to $481,000 for the six months ending July 31, 2000. For the comparable three month period the costs were $21,000 and $272,000. This increase is due primarily the restatement of unpaid officers salaries which were not accrued in the previous fiscal year. This accrual was brought current. Also, the increase was partially the result certain fixed costs, which would normally be charged to operating expenses, being charged to G & A due to a lack of production.

Exploration expense decreased to $0 in the first six months of fiscal 2000 from $155,000 in the first six months of fiscal 1999. For the comparable three months period the costs decreased to $0 from $59,000. This decrease is due to the elimination of all exploration in the United States and Colombia.

Net interest expense decreased from $50,000 during the six months ended July 31, 1999 to $0 during the six months ended July 31, 2000. For the comparable three months period the costs decreased to $0 from $25,000. This decrease was due to the elimination of note due a third party in fiscal year 1999. Also, certain short term loans and lines of credit in Colombia were eliminated.

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

Other income (expenses) was $109,000 for the six months ending July 31, 2000 and $344,000 for the same period in 1999. For the comparable three months period the costs were $107,000 and ($40,000). The change reflects that a large capital item was sold in 1999.

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

2.8 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2000, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $16.9 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

2.9 Subsequent Events

In August, 2000, the Mexican government issued the Company the rights to a series of contagious mining concessions. The concessions cover approximately 500 hectares and are located 9 km north of Lazaro Cardenas, Michoacan. Work done by previous concession holders include 42 diamond drill holes, 35 percussion drill holes and a preliminary feasibility study. The concession contains a total mineral resource of 2.8 million tonnes of 1.32% Cu calculated at a cutoff of 0.15% Cu. Metallurgical testing done by Metcon Research of Tucson, Arizona, indicates that the copper can be recovered by heap leaching and a SX-EW processing. Financing for this project has been arranged contingent upon completion of a bankable feasibility study.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------

Date: August 14, 1999                       By: /s/George Beattie
                                                ---------------------
                                                George Beattie, President,
                                                Chief Executive Officer
                                               (Principal Executive Officer)