Form 10QSB
period 2000-10-31
FISHER WATT GOLD CO INC
filed 2000-11-16
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     NINE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Nine months period ended October 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17386


                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                     88-0227654
             ------                                     ----------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2000.

         Common Stock, par value $.001                     44,398,384
         -----------------------------                     ----------
                  Title of Class                       Number of Shares


Transitional Small Business Disclosure Format   yes [ ]   no [X]

                                      Index

Exchange Rates............................................................1
--------------
Conversion Table..........................................................1
----------------
Forward Looking Statements................................................1
--------------------------
Part 1 - Financial Statements.............................................1
-----------------------------
   1.1 Consolidated Balance Sheet.........................................2
   ------------------------------
   1.4 Basis Of Presentation..............................................4
   -------------------------
   1.5 Inventories........................................................5
   ---------------
   1.6 Stockholders' Equity...............................................5
   ------------------------
   1.7 Commitments and Contingencies......................................5
   ---------------------------------
Part 2 - Management's Discussion and Analysis or Plan of Operations.......5
--------------------------------------------------------------------
   2.1 Organization And Business..........................................5
   -----------------------------
   2.2 Liquidity and Capital Resources....................................5
   -----------------------------------
      2.2.1 Short Term Liquidity..........................................5
      --------------------------
      2.2.2 Long Term Liquidity...........................................6
      -------------------------
   2.3 Results of Operations..............................................6
   -------------------------
   2.4 Revenues...........................................................6
   ------------
   2.5 Costs and Expenses.................................................6
   ----------------------
   2.6 Commitments and Contingencies......................................7
   ---------------------------------
   2.7 Foreign Currency Exchange..........................................7
   -----------------------------
   2.8 Going Concern Consideration........................................8
   -------------------------------
   2.9 Other Events.......................................................8
   ----------------
   2.10 Cautionary Note Regarding Forward-Looking Statements..............8
   ---------------------------------------------------------
Part 3 - Other Information................................................9
--------------------------
   3.1 Legal Proceedings..................................................9
   ---------------------
   3.2 Changes in Securities..............................................9
   -------------------------
   3.4 Submission of Matters to a Vote of Security Holders................9
   -------------------------------------------------------
   3.5 Other information..................................................9
   ---------------------
   3.6 Exhibits and Reports on Form 8-K...................................9
   ------------------------------------

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

             -------------------------------- ---------------------------------
             1 mile = 1.6093 kilometers       1 metric tonne = 2,204.6 pounds
             -------------------------------- ---------------------------------
             1 foot = 0.305 meters            1 ounce (troy) = 31.1035 grams
             -------------------------------- ---------------------------------
             1 acre = 0.4047 hectare          1 imperial gallon = 4.5546 liters
             -------------------------------- ---------------------------------
             1 long ton = 2,240 pounds        1 liter = 1.057 U.S. quarts
             -------------------------------- ---------------------------------

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

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements

      1.1 Consolidated Balance Sheet

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                October 31, 2000
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                   $     19,109
  Accounts receivable                                         162,281
  Inventory                                                   313,649
  Other current assets                                         41,862
                                                         ------------
      Total current assets                                    536,901
                                                         ------------

Mineral interests, net                                        172,541
Property and equipment, net                                   268,349
                                                         ------------
                                                              440,890

                                                         $    977,791
                                                         ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current liabilities:
  Accounts payable                                       $  2,292,901
  Accounts payable and accrued expenses - shareholders        603,630
                                                         ------------
      Total current liabilities                             2,896,531
                                                         ------------

Note payable - shareholder                                    111,500

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
 \  $2 par value, 250,000 shares authorized,
   None outstanding
  Common stock, $.001 par value, 50,000,000
   Shares authorized, 44,398,384 shares
   issued and outstanding                                      44,398
  Additional paid-in capital                               14,410,172
  Accumulated deficit                                     (17,043,902)
  Accumulated other comprehensive income:
   Currency translation adjustment                            559,092
                                                         ------------
                                                           (2,030,240)
                                                         ------------
                                                         $    977,791
                                                         ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
          Three Months and Nine Months Ended October 31, 1999 and 2000
                                   (Unaudited)

                                                           Three Months                    Nine Months
                                                           ------------                    -----------
                                                      1999             2000           1999             2000
                                                  ------------    ------------    ------------    ------------
Sales of precious metals                          $    159,605    $     14,056    $    984,788    $     28,915
Costs applicable to sales                              147,041            --           920,221          74,987
                                                  ------------    ------------    ------------    ------------
Income (loss) from mining operations                    12,564          14,056          64,567         (46,072)

Costs and expenses:
 Exploration                                            22,407         176,958            --
 General and administrative                             70,822         242,109         179,938         723,000
                                                  ------------    ------------    ------------    ------------
                                                        93,229         242,109         356,896         723,000

(Loss) from operations                                 (80,665)       (228,053)       (292,329)       (769,072)

Other income and (expense):
 Interest                                              (25,000)           --           (75,000)           --
 Currency exchange (loss)                               (9,076)           --          (116,321)           --
 Other income (expense)                                 (9,316)         68,981         334,264         177,803
                                                  ------------    ------------    ------------    ------------
                                                       (43,392)         68,981         142,943         177,803

Net (loss) before income taxes                        (124,057)       (159,072)       (149,386)       (591,269)

Income taxes (benefit)                                 (77,783)          4,732         (46,391)         19,400
                                                  ------------    ------------    ------------    ------------

Net (loss)                                             (46,274)       (163,804)       (102,995)       (610,669)

Other comprehensive income:
 Foreign currency translation adjustment              (429,542)       (362,735)       (536,904)       (189,610)
                                                  ------------    ------------    ------------    ------------
Comprehensive (loss)                              $   (475,816)   $   (526,539)   $   (639,899)   $   (800,279)
                                                  ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 38,188,384      41,665,050      38,188,384      40,753,940
                                                  ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 1999 and 2000
                                   (Unaudited)

                                                          1999          2000
                                                        ---------    ---------
Cash flows from operating activities:

  Net cash provided by (used in) operating activities   $ (66,815)   $(146,576)
                                                        ---------    ---------

Cash flows from investing activities:

Net cash provided by (used in) investing activities        19,623         --
                                                        ---------    ---------

Cash flows from financing activities:

  Net cash provided by (used in) financing activities      40,000      159,500
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents           (7,192)      12,924

Cash and cash equivalents, beginning of period             18,736        6,185
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  11,544    $  19,109
                                                        =========    =========


      See the accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2000 (UNAUDITED)

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2000 (UNAUDITED)
                                  (continued)

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

1.6   Stockholders' Equity

During the period ended October 31, 2000 the Company issued 4.1 million shares of common stock. This resulted in the Company receiving $82,500 as cash, stockholder subscription valued at $68,750 and a stockholder capital contribution of $77,000.

1.7   Commitments and Contingencies

Oronorte is currently the defendant in several claims relating to labor contracts and employee termination's which occurred during a labor strike. This strike and the resulting termination's took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. The Company as been named as co-defendant in a suit resulting from the termination of an exploration agreement in Nevada. The potential liability is estimated to be $50,000.

Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2000 and material changes in the results of operations for the nine months and three months ended October 31, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2000.

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

2.2   Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of October 31, 2000, the Company had $19,100 in cash and accounts payable and accrued expenses of $2.9 million.

On October 31, 2000, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. The management intends to sell or joint venture the Colombian operations and concentrate its efforts in Mexico. The Colombian operations have experienced labor strikes, work slow downs and general unrest for the entire Nine months. Every effort is being made to eliminate these problems but success cannot be assured.

After taxes, Fischer-Watt incurred net loss of $103,000 for the first Nine months of 1999 and a net loss of $611,000 for the period ended October 31, 2000. For the three months ending in October 1999 and 2000 the net loss was $46,000 and $164,000 respectively. The loss was due to the lack of production at the Oronorte mine. On October 31, 2000 the accumulated deficit was $17.0 million.

Throughout most of last year and the entire first Nine months of this year the Company has been beset by labor problems at its Oronorte Mine. This resulted in strikes and numerous work stoppages and slow work situations during the rest of the year. This situation is the result of political instability in the country and agitation of the work force by outside interests. This is not expected to change in the near future. As a result of the Colombian situation, and the depressed selling price of gold, the Company decreased the value of its Colombian assets by $2.4 million at the end of last fiscal year. This situation has continued during this Nine months and the production has been minimal. The Company has had discussions with several Colombian companies concerning a possible sale and/or joint venture operation of the mine.

2.2.2 Long Term Liquidity

It is likely that the Company will need to supplement anticipated cash from operations with future debt or equity financing and dispositions of or joint ventures with respect to mineral properties to fully fund its future business plan that includes exploration projects and property development. While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts will be successful. There can be no assurance that the Company will be able to conclude transactions with respect to its mineral properties or additional debt or equity financing or that such capital raising opportunities will be available on terms acceptable to the Company, or at all.

2.3   Results of Operations

The Company had net loss, after taxes, of $611,000 ($0.01 per share) compared to net loss of $103,000 ($nil per share) in the Nine month's ended October 31, 2000 and 1999, respectively. For the comparable three months the net loss was $164,000 ($nil per share) and $47,000 ($nil per share).

2.4   Revenues

The Company had sales of precious metals of $29,000 and $14,000 for the Nine months and three months ended October 31, 2000. The Company had sales of precious metals of $985,000 and $160,000 for the Nine and three months ended October 31, 1999. The Company does not presently employ forward sales contracts or engage in any hedging activities. Again, the decline in sales was due to labor and related production problems at the El Limon Mine.

2.5   Costs and Expenses

Production costs totaled $75,000 and $920,000 for the Nine-month period ended October 31, 2000 and 1999, respectively. For the comparable three-month period the costs were $0 and $147,000.

The cost of abandoned mineral interests was $-0- in Nine and three months ending October 31, 2000 and 1999, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs increased from $180,000 for the Nine months ending October 31, 1999 to $723,000 for the Nine months ending October 31, 2000. For the comparable three-month period the costs were $71,000 and $242,000. This increase is due primarily the restatement of unpaid officers salaries that were not accrued in the previous fiscal year. This accrual was brought current. Also, the increase was partially the result certain fixed costs, which would normally be charged to operating expenses, being charged to G & A due to a lack of production.

Exploration expense decreased to $0 in the first Nine months of fiscal 2000 from $177,000 in the first Nine months of fiscal 1999. For the comparable three months period the costs decreased to $0 from $22,000. This decrease is due to the elimination of all exploration in the United States and Colombia.

Net interest expense decreased from $75,000 during the Nine months ended October 31, 1999 to $0 during the Nine months ended October 31, 2000. For the comparable three months period the costs decreased to $0 from $25,000. This decrease was due to the elimination of note due a third party in fiscal year 1999. Also, certain short-term loans and lines of credit in Colombia were eliminated.

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

Other income (expenses) was $178,000 for the Nine months ending October 31, 2000 and $334,000 for the same period in 1999. For the comparable three months period the costs were $69,000 and ($9,000). The change reflects the sale of a large capital item in 1999.

2.6   Commitments and Contingencies

Oronorte is currently the defendant in several claims relating to labor contracts and employee termination's which occurred during a labor strike. This strike and the resulting termination's took place during the former ownership of Oronorte. The estimated amount of the claims against Oronorte totals approximately $200,000. The Company as been named as co-defendant in a suit resulting from the termination of an exploration agreement in Nevada. The potential liability is estimated to be $50,000.

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

2.8   Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2000, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $17.0 million. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of fiscal 2001. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

2.9   Other Events

On June 7, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Groupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of companies the exploration and development properties in the country. The sale price was US$3.7 million which will be paid as a 3% NSR. If Groupe de Bullet vends the property to a third party within two years the full amount will due upon sale, less a sales commission. The Company expects to complete this agreement during the fourth quarter.

In August 2000, the Mexican government issued the Company the rights to a series of contagious mining concessions. The concessions cover approximately 500 hectares and are located 12 km north of Lazaro Cardenas, Michoacan. Work done by previous concession holders include 42 diamond drill holes, 35 percussion drill holes and a very preliminary feasibility study. The concession contains a total mineral resource of 2.8 million tonnes of 1.32% Cu calculated at a cutoff of 0.15% Cu. Metallurgical testing done by Metcon Research of Tucson, Arizona, indicates that the copper can be recovered by heap leaching and a SX-EW processing. Financing for this project has been arranged contingent upon completion of a bankable feasibility study. During October 2000, the Company engaged K D Engineering and Mintec Consulting Inc., and Golder Associates all of Tucson, Arizona, to do a preliminary feasibility study of the property. Nova Consulitores Ambientales, Mexico City, Mexico has been retained to perform the environmental and permitting portion of the study. This study will be completed in December 2000.

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

Part 3 - Other Information

3.1   Legal Proceedings
                  None

3.2   Changes in Securities

A private placement of 3,300,000 shares was completed on 18 October 2000. This increased the stockholder equity by $82,500 and the number of outstanding shares to 44,398,384.

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

                                   FISCHER-WATT GOLD COMPANY, INC.

Date: November 15, 2000            By:/s/ George Beattie
-----------------------            ---------------------
                                          George Beattie, President,
                                          Chief Executive Officer
                                          (Principal Executive Officer)