Form 10KSB
period 2001-01-31
FISHER WATT GOLD CO INC
filed 2001-04-27
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Transition period from     to
                                               ----    ----
Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                    88-0227654
-----------------------------------             -------------------
(State or other  jurisdiction                      (IRS Employer
of  incorporation  or  organization             Identification No.)


         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                                   83814
         ---------------------                                ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were 0

The aggregate market value of the voting stock held by non-affiliates as of April 1, 2001 (using the average of the Bid and Asked prices) was $1,776,000

The number of Shares of Common Stock, $.001 par value, outstanding on January 31, 2001 was 44,398,384.

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

                                CONVERSION TABLE

For ease of reference, the following conversion factors are provided:

  --------------------------------------------------------------------------
  1 mile = 1.6093 kilometers              1 metric tonne = 2,204.6 pounds
  --------------------------------------------------------------------------
  1 foot = 0.305 meters                   1 ounce (troy) = 31.1035 grams
  --------------------------------------------------------------------------
  1 acre = 0.4047 hectare                 1 imperial gallon = 4.5546 liters
  --------------------------------------------------------------------------
  1 long ton = 2,240 pounds               1 imperial gallon = 1.2010 U.S.
                                          gallons
  --------------------------------------------------------------------------



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


                                     PART 1
Item 1. DESCRIPTION OF BUSINESS

Introduction
------------
Fischer-Watt Gold Company, Inc. (collectively with its subsidiaries, "Fischer-Watt", "FWG" or the "Company"), was formed under the laws of the State of Nevada in 1986. Fischer-Watt's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or mineral claims or any right, title or interest therein; and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

During the fiscal year ending January 31, 2001, the Company completed no material acquisitions.

During fiscal year 1999, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. On November 21, 2000, The Company entered into an agreement to sell its Compania Minera Minera Oronorte, S. A., subsidiary, which included the assets of its El Limon mine and certain other properties to "Grupo de Bullet" (Bullet). Bullet is a privately held Colombian Company that is principally engaged in the development and operation of mineral properties in the country. In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Fischer Watt's decision to withdraw from Colombia resulted from the continued political instability in that country.

The Company had no revenue for the year. General and administrative expenses were $369,000 and exploration expenses were $88,000. The exploration expenses were all related to acquisition of the La Balsa copper property in Mexico.

Operations
----------
With the sale of Oronorte the Company had no cash generating operations. In August 2000, the Company acquired the La Balsa copper property in Mexico. This property has the potential of developing into a profitable copper mine producing SX/EW copper. See Item 2 - Description of Properties for a detailed discussion of this project. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2001. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

Exploration Programs and Financing

The Company intends to continue its exploration program in Mexico and other countries. It is not known if the expenditures to be made by the Company on its mineral properties will result in discoveries of commercial quantities of ore. If the Company's efforts are not successful at individual properties, the expenditures at those properties will be written off.

Regulation

Mining operations and exploration activities are subject to various governmental laws and regulations governing prospecting, development, mining, production, importing and exporting of minerals; taxes; labour standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. Licences and permits are required to conduct exploration and mining operations. There is no assurance that such permits will be granted. Amendment to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company. Under certain circumstances, the Company may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

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

Market Factors and Volatility

The marketability of natural resources, which may be acquired or discovered by the Company, will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations in the prices of minerals, the capacity of processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Future prices of metals cannot be accurately predicted.

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

Foreign Operations

The Company's present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Conflicts of Interest

Some of the directors of the Company are also directors of other mining companies that are also engaged in mineral exploration and the acquisition of mineral properties. Situations may arise in connection with potential acquisitions and investments where the interests of these individuals as directors of other companies may conflict with their interest as directors of the Company. These individuals will deal with such matters according to prudent business judgement and the relative financial abilities and needs of the various companies with which they are associated. They have been advised of their fiduciary duties to the Company. Notwithstanding, conflicts of interest among these companies could arise in which the individuals' obligations to or interest in other companies could detract from their efforts on behalf of the Company.

Exploration and Development Risks

Exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanised equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of metals. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss. The Company may become subject to liability for pollution, cave-ins or other hazards against which it cannot insure or against which it may elect not to insure. As the Company does not carry liability insurance, the payment of such liabilities, were they to be incurred, could have a material adverse effect on the Company's financial position.

Calculation of Reserves and Mineral Recovery

There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being mined or dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as the deposit's size, quality, proximity to infrastructure, financing cost and government regulations. Any material change in the quantity of reserves, resource grade, stripping ratio or selling prices may render reserves uneconomic, require a restatement of ore reserves and affect the economic viability of the Company's properties. Canadian National Policy NP 45-101 guides the company in the determination of reserves. Short term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of variable ore grades, or other operational problems, may impair the profitability of a mine.

Currency Fluctuations and Foreign Exchange

The Company uses the United States (US) dollar as its currency of display and measurement. The majority of its transactions are denominated in US dollars. The value of the Mexican Paso, as reflected in the exchange rate against the US dollar, has continued to fluctuate significantly but is showing signs of stability as a result of the election of a new President.

Taxation Risks

The tax risks of investing in Mexico and other Latin American countries are substantial. Tax legislation is evolving and is subject to varying interpretations, frequent changes and inconsistent enforcement at the federal, regional and local levels. Taxes payable by Mexican companies to federal, regional and local budgets are high and include corporate profits tax, VAT, payments for subsoil use, assets tax, excise tax, road fund taxes, transport taxes and payroll taxes. Changes to taxation rates may have a material adverse impact on the Company.

Item 2.  DESCRIPTION OF PROPERTY

SUMMARY
-------
The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in the United States and Mexico. The Company's interest in the properties varies on a property-by-property basis. The nature and amount of the Company's interest in properties is discussed in this item.

COLOMBIAN PROPERTIES
--------------------
On November 21, 2000, The Company entered into an agreement to sell its Compania Minera Oronorte, S. A., subsidiary, which included the assets of its El Limon mine and certain other properties to "Grupo de Bullet" (Bullet). Bullet is a privately held Colombian Company that is principally engaged in the development and operation of mineral properties in the country. In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Bullet assumed the existing liabilities. The continued political instability in Colombia resulted in the decision to withdraw from the country. Fischer Watt's decision to withdraw from Colombia resulted from the continued political instability in that country.

MEXICAN PROPERTY
----------------

Minera Montoro Properties
-------------------------

During 1989,  Fischer-Watt  acquired a 49% interest in Minera Montoro S.A. de C.
V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996, that was increased to 50%. Effective July 1996, the Company' 's interest was increased to 65%.

In August 2000, Minera Montoro obtained five contiguous mining concessions approximately 15 km east of Lazaro Cardenas, Michoacan. The concessions are referred to as "La Balsa" or "Balsa". The concessions consist of approximately 600 hectares. The concessions were obtained as the result of a public auction conducted by Secretaria de Comercio y Fomento Industrial (SECOFI). The concessions primarily contain copper mineralization.

History, Location, Accessibility
--------------------------------
The Balsa copper deposit is located in the state of Michoacan, Mexico, near the port city of Lazaro Cardenas. It is logistically well located and accessibility is excellent. Copper mineralization was discovered on the property by ASARCO in the 1950's. Since then, several companies, including the Mexican subsidiary of Cyprus AMAX Mineral Company (Minera Cuicuilco), have controlled the mineral rights. The property did not meet Cyrus's criteria because of size and property was idle for several years.

Infrastructure
--------------
The property is located near the port city of Lazaro Cardenas, Michoacan. The area infrastructure is excellent. The city has approximately 300,000 residents and is the home of two steel manufacturing facilities, some steel fabricating plants, and a deep-water port. The port has both container and bulk commodities capabilities. A large fertilizer manufacturing plant (Fertinal) is also located in the port area. The area is served by the TFM railroad, which passes through the property, and Federal Highways 37. Electricity is available from a nearby coal fired generating facility and a hydroelectric plant located at Lake Morelos. Lake Morelos is a man made lake created by the damming of Rio Balsa. Water is available from Lake Morelos. The property is accessed by a state maintained dirt road that serves the communities of San Rafael and El Reno. Approximate distances are shown below.

         Item                Distance    Item                      Distance
         ----                --------     ----                     --------
         Electrical Line     500 m       Phone Line                200 m
         Airport             12 km       Port                      20 km
         Main Road           150 m       Lazaro Cardenas           15 km
         Lake                1 km

Geology
The La Balsa property is in a region of predominantly metasedimentary and metavolcanic rocks of Precambrian and Paleozoic ages. This metamorphic complex is overlain by rocks of Cretaceous age, which include limestones, sandstones and shales. Locally, volcanic rocks are interbedded with the sedimentary rocks. This sequence of rocks are intruded by an extensive batholith of granitic to granodioritic composition. This igneous unit is estimated to be of Laramide age.

The geology of the claim area appears to have undergone moderate to strong hydrothermal alteration and weathering. Argillization, sericitization and silicification, which are the resultants of hydrothermal activity, are common. No petrographic descriptions have been completed.

On the basis of the abundance of clays and oxidation, the deposit was divided into three major alteration and mineralization zones: 1) An oxidized zone characterized by the abundance of clay; 2) A rock oxide zone, and 3) A sulfide zone. The three rock types have significant metallurgical differences with the copper recovery in the oxide zone being higher from the sulfide. The oxide zones maybe more extensive than original interpreted projections.

The original copper mineralization in the deposit occurs as chalcopyrite and bornite. Most, if not all, of this type of mineralization is in the quartz monzonite and andesites. In the oxide sectors of the deposit, the oxide copper mineralization occurs principally as malachite with minor amounts of chrysocolla and azurite. These oxide copper minerals are most likely the resultant of the oxidation of chalcocite. Chalcocite is a secondary copper mineral of supergene origin.

Drilling
Several mining companies have drilled the property since its discovery in the 1950's. The drilling history is summarized below.

--------------------------------------------------------------------------------------------------------------
    Company                   Year          No of Holes                   Type                   Status
--------------------------------------------------------------------------------------------------------------
ASARCO                        1950    Several shallow test holes       Percussion              Unavailable
St. Lucie Exploration         1969    Shallow Holes                    Percussion              Unavailable
Minera Cuicuilco              1979                   13                Core                    In Data Base
Minera Cuicuilco              1987                   35                Reverse Circulation     In Data Base
Minera Cuicuilco              1989                   28                Core                    In Data Base
Total                                                76

--------------------------------------------------------------------------------------------------------------

Note:
1.       Minera  Cuicuilco  is  the  Mexican   subsidiary  of  Cyprus  Minerals.
         Subsequent to the drilling Cyprus merged with the Phelps Dodge Corporation.

2.       Reportedly,   work  was  done  on  the  property  by  the  Nevada  Star
         Corporation in 1995-96. Efforts to obtain this information have been unsuccessful.

The 76 drill holes that are in the database represent 2,799 meters of drilling.

The La Balsa project is rather unusual because, although it was drilled by several companies since its discovery, no drill core, drill cuttings, sample rejects, pulps, etc. are know to survive. The company plans to drill seven additional core holes on the property. This drilling is to confirm the previous work and to provide material for additional metallurgical testing.

Metallurgy
----------
The previous owners had metallurgical testing done by Mountain States Research of Tucson, AZ, Metcon Research of Tucson AZ and the internal laboratories of Cyprus. Metcon completed the most extensive study and concluded that the material is amenable to heap leaching using sulfuric acid. The results are summarized below.


     --------------------------------------------------------------
                           Metallurgical            Specific
         Rock Type            Recovery              Gravity
     --------------------------------------------------------------
        Clay Oxide             79.3%                  2.44
        Rock Oxide             86.1%                  2.60
          Sulfide              51.8%                  2.86

     --------------------------------------------------------------


Feasibility Study
-----------------
In October 2000 the Company retained K D Engineering, Tucson, Arizona, to perform a feasibility study on the Balsa Project. Simultaneously, Mintec, Inc., Tucson, Arizona, was retained to determine the ore reserves and complete a mine design. K D Engineering subcontracted the geotechnical portion of the study to the Tucson office of Golder Associates. A pre-feasibility study was completed on January 4, 2001 and is summarized below.


----------------------------------------------------------------

    Class          Type               Tonne           %Cu
----------------------------------------------------------------

Measured      Clay Oxide             556,447        0.998
              Rock Oxide           2,081,640        0.878
              Sulphide             6,481,094        2.677
                                  ----------   ----------
              Sub Total            9,119,181        2.164

Indicated     Clay Oxide             103,041        0.939
              Rock Oxide           1,246,182        0.548
              Sulphide             2,147,934        0.206
                                  ----------   ----------
              Sub Total            3,497,157        0.349

Inferred      Clay Oxide               3,221        0.728
              Rock Oxide             186,425        0.442
              Sulphide            11,684,788        0.154
              Sub Total           11,874,434        0.159
                                  ----------   ----------

Total         Clay Oxide             662,709        0.99
              Rock Oxide           3,514,247        0.74
              Sulphide            20,313,816        0.96
                                  ----------   ----------
              Total               24,490,772        0.93

----------------------------------------------------------------


----------------------------------------------------------------

    Class       Type                 Tonne              Cu%
----------------------------------------------------------------

   Measured   Clay Oxide
                                     659,488          0.989
     and      Rock Oxide           3,327,822          0.754
  Indicated   Sulphide             8,629,028          2.062
                                  ----------     ----------

              Sub Total          12,616,338           1.661

----------------------------------------------------------------



Total Tonne mined                   3.5 million
Average Grade of Ore Mined          1.42% Cu
Striping Ratio (Waste to Ore)       0.68:1
Ton per day of refined copper       14
Type of Copper Produced             Electrolytic
Total Capital Requirement           $10 million (Approximately)
Project Life                        7.5 years
Cash Cost per Lb of Cu              $0.54
Revenue @ $0.85 per Lb of Cu        $66 million

Plans for Balsa
---------------
The Company plans to complete a study suitable for financing (i.e. Bankable) by the third quarter of 2001.

Montoro is currently undertaking a continuous review of meritorious Mexican mineral properties and hopes to acquire additional worthy properties; however, there can be no assurance that any properties will be acquired.

DOMESTIC PROPERTIES
-------------------

Annual filing fees of $100 per claim are required to continue the ownership of any federal unpatented lode mining claim in the United States. An unpatented lode mining claim gives the owner the right to mine the ore and to use its surface for mining related activities. A patented mining claim conveys fee title to the claimant (all surface and mineral rights). The Company has no filing fee obligations.

Management Evaluation
---------------------
Fischer-Watt has eliminated its exploration efforts in Nevada. In addition to closing the Reno, Nevada, exploration office, all of the company properties were critically evaluated as to; potential, holding costs, and likelihood of attracting joint venture partners. Based on this evaluation the properties, with the exception of the Castle, were dropped, assigned to others or returned to their underlying owners.

Castle, Esmeralda County, Nevada
--------------------------------
The Castle property is located approximately 22 miles west of Tonopah, Nevada, along the southern edge of the Monte Cristo Range. Access is by US Highways 6 & 95, which passes just north of the property.

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

FINANCIAL COMMITMENTS
---------------------

The Company's has no lease payments or work commitments related to property it controls.

Item 3. LEGAL PROCEEDINGS

The Colombian operations are the defendant in several claims relating to labor Contracts and employee terminations. The Company was also the defendant in legal actions related to various vendors. With the sale of Oronorte, Grupo de Bullet assumed all related liabilities.

On October 18, 1996, Fischer-Watt Gold Company, Inc. commenced a legal proceeding against Greenstone Resources Canada Ltd. During 2000 Greenstone filed for bankruptcy and its primary creditors have taken control of the assets. The likelihood of success in this legal action is so remote that no further action will be taken.

On December 5, 2000, The Company was named as co-defendant in a suite alleging breach of contract for non-payment of minimum annual advance royalties. This is related to the Red Canyon property in Nevada. The Company feels this suite is without grounds and plans to vigorously defend its position.

None of the known legal proceedings will have a material affect on the company.

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

                                                      HIGH BID       LOW BID
                                                      --------       -------

     Year Ended January 31, 2001
       First Quarter                                   $ .14         $ .07
       Second Quarter                                    .06           .02
       Third Quarter                                     .15           .03
       Fourth Quarter                                    .07           .02

Holders:
As of April 1, 2001, the Company had 626 shareholders of record of its common stock

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earning from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

Changes in Securities
---------------------

During the year common shares were issued for various reasons. The issuances are discussed in the attached auditors report.

At the close of the fiscal year there were 644 beneficial holders of common shares. Approximately 30% of the outstanding stock is controlled, through various trusts, by Jim Seed, Chairman of the Board.

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

Summary
The Company no revenue for the year. This lack of revenue was the result of the sale of Oronorte.

On November 21, 2000, The Company interred into an Agreement to Sell the assets of its El Limon mine and certain other properties to "Grupo de Bullet". In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty.

The Company reported net income of $1,080,000 for the year ended January 31, 2001. All of this income was related to the sale of Oronorte. For the same time period the General and Administrative expenses were $369,000 and Exploration costs were $88,800. The exploration costs are total applicable to the La Balsa property. General and Administrative costs increased from $181,000 in the prior year. This increase was the result of costs incurred in selling Oronorte and acquiring La Balsa. The Company has an accumulated deficit of $15.4 million and continues to experience negative cash flow. The management plans to place the La Balsa property into production as soon as possible. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of metals. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Short-term Liquidity

As of January 31, 2001 the Company had $20,000 in cash.

On January 31, 2001, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To correct this situation it will be necessary for the Company to acquire additional capital.

 Pursuant to agreements between Greenstone, Dual Resources Ltd., and the Company, Greenstone made a payment of $300,000 to Dual to acquire 2,800,000 shares of Oronorte common stock for the benefit of the Company. The Company's obligation to repay Greenstone this $300,000 is evidenced by a note payable that bears interest at the rate of 10% per annum. This note became payable, in full, on June 20, 1996 at which time the Company withheld payment while negotiating the settlement of amounts owed to the Company by Greenstone. During calendar year 2000 Greenstone filed bankruptcy and the major creditors are currently liquidating the assets. There has been no contact with the bankruptcy officials and all indications are that they consider this debit to be non-collectable.

Management believes that the Company has adequately reserved its reclamation commitments.

Long-term Liquidity:

Cash flows from operations during fiscal 2001 are not expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company anticipates needing additional funding from equity or borrowings.

 FISCAL 2000 COMPARED TO FISCAL 1999

Revenues

The Company had no revenues in either year. The enclosed consolidated financial statements have been restated to reflect the sale of Oronorte.

Forward Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities. All of the production is sold on the spot market that is generally the afternoon closing price for metals on the London Metal Exchange
(LME) on the day of delivery.

Sales of Mineral Properties

No material income was received from the sale of mineral properties during the year.

Discontinued Operations

On November 21, 2000, The Company entered into an agreement to sell its Compania Minera Minera Oronorte, S. A., subsidiary, which included the assets of its El Limon mine and certain other properties to "Grupo de Bullet" (Bullet). Bullet is a privately held Colombian Company that is principally engaged in the development and operation of mineral properties in the country. In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Fischer Watt's decision to withdraw from Colombia resulted from the continued political instability in that country. This transaction resulted in a nonrecurring gain of $1.1 million (net of income taxes).

COSTS AND EXPENSES

Selling, General and Administrative:

Selling, general and administrative costs decreased from $181,000 in fiscal 1999 to $369,000in fiscal 2000. The increase was the result of expenses incurred in the sale of Oronorte and the acquisition of La Balsa.

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

Other Income and Expenses

Net interest expense increased from $7,000 in fiscal 1999 to $10,000 in fiscal 2000.

Item 8.   FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retains Stark Tinter and Associated, LLC, Englewood, Colorado, as its principle independent auditor. There has been no material disagreement between the parties during the fiscal year.

                                    PART III

Item  10. DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                            Positions Held                         Position
Name                       Age              With the Company                      Held Since
----                       ---              ----------------                      ----------

George Beattie             72               Chief Executive Officer             August 27, 1993
                                            President

Gerald D. Helgeson         66               Director                            March 14, 1994
                                            Secretary

Peter Bojtos               52               Director                            April 24, 1996
                                            Vice Chairman
                                            Vice President

James M. Seed              59               Chairman of the Board               June 1, 1996

Jorge E. Ordonez  60                        Director                            June 12, 1996

R.M. (Mike) Robb           60               Vice President of Operations        February 1, 1997

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

PETER BOJTOS

Peter Bojtos, P. Eng., was born on March 26, 1949 and received a Bachelor of Science Honours degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 23 years in exploration, production and corporate management. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

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

 From November 1979 to May 1989, he was the President and Owner of Buffinton Box Company. From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spending his last two years there as Treasurer of the Corporation. Mr. Seed is a Commissioner of Rhode Island Investment Commission and a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of Brown University from 1984 to 1990.

Mr. Seed became a Director of Fischer-Watt Gold Company, on June 1, 1996, and was appointed Chairman of the Board on October 20, 1999.

R.M. (MIKE) ROBB. P. E.
-----------------------

Mike Robb is an Idaho native born in Nampa on May 16, 1940. He has a Bachelor of Science degree from the University of Idaho in 1963 and did graduate work in Business Administration at the University's of Arizona and New Mexico. He was appointed Vice President of Operations in February 1997. In the two years prior to that he was Director of Operations for Eldorado Gold Corporation and resided in Hermosillo, Sonora, Mexico. The year prior to his assignment in Mexico he held the position of General Manager with Atlas Mining, Eureka, Nevada. The five years prior to that he held the position of Mine Manager with Boliden
International Mining. He has over thirty years of experience in the mining industry and in addition to precious metals has worked in the copper, uranium, and coal. He is a Registered Professional Engineer in five states. Throughout his years in the industry Mr. Robb has also served in the Marine Corps Reserve, recently retiring as a Colonel.

Item 11.  EXECUTIVE COMPENSATION.

     The following table present the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE
                  Annual Compensation       Long Term Compensation
Name and
Principal                  Fiscal
Position                   Year             Salary $
--------                   ----             --------

George Beattie,            2000             100,000
                           1999             100,000
President, CEO             1998             100,000
                           1997             100,000
                           1996             93,500


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

Do to a severe cash shortage; none of the executives or employees of the Company were paid during the year. The moneys due are included in accounts payable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of April 1, 2001.


Name and Address of                         Amount and nature of                         % of
beneficial owner                            beneficial ownership                        Class
------------------                          --------------------                        -----

Cede & Co.                                  26,324,893 Shares                            59.3
PO Box 222                                  Owned indirectly.  Note 1
New York, NY 10274

Peter Bojtos                                1,050,000 shares
Officer and Director                        owned directly and
2582 Taft Court                             indirectly.    Note 2                         2.4%
Lakewood, CO 80215

James M. Seed                               12,691,600 shares
Director and Chairman of the
 Board  owned indirectly,
1 Citizens Plaza, Suite 910                 Note 2, 3,                                   28.6%
Providence, RI

George Beattie                              1,000 shares
Officer and Director                        owned directly,
1410 Cherrywood Drive                       Note 2                                       <1.0%
Coeur d' Alene, ID

Gerald D. Helgeson                          No shares
Officer and Director                        owned directly,
3770 Poppy Lane                             Note 2, 4                                    0.0%
Fallbrook, CA

Jorge E. Ordonez                            No shares
Director                                    owned directly                                0.0%
Ave. Paseo de
las Palmas 735-205                          Note 2
Mexico City, Mexico


R.M.(Mike)Robb                              No shares
Vice President of Operations                owned directly
6004 Buffalo Grass CT, NE                   Note 2                                        0.0%
Albuquerque, NM

Directors and                               13,742,600 shares
Officers as a Group                         owned directly,
(Six persons)                               and indirectly                                33.0%

 Note 1 - Cede & Company is a brokerage clearing company.

 Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns no shares, options or warrants directly, but through various related trusts. Mr. Seed was appointed Chairman of the Board on Oct 20, 1999.

 Note 4- Mr. Helgeson has assigned all of his options to his wife, Gerald D. Helgeson.


                  Options and Warrants to Purchase Common Stock
--------------------------------------------------------------------------------------------------------
                                                                              Date
                                           Weighted           ------------------------------------------
       Issued To            Amount       Exercise Price       Granted       Exercisable     Expires
--------------------------------------------------------------------------------------------------------

George Beattie                 500,000        0.22                 Various        Current       Various
                               500,000        0.05                10/27/99       10/31/99      10/31/04
                               250,000        0.16                11/28/98       11/28/99      10/31/03

Peter Bojtos                   500,000        0.05                10/27/99       10/31/99      10/31/04
                               100,000        0.37                  3/1/97         3/1/97       2/28/02
                               100,000        0.11                12/17/98       12/17/98      12/16/03

Jim Seed                       500,000        0.05                10/27/99       10/31/99      10/31/04
                               300,000        0.10                12/30/97       12/31/97      12/31/02
                               500,000        0.05                 2/28/00        2/28/01       2/28/02

Jorge Ordonez                  500,000        0.05                10/27/99       10/31/99      10/31/04

Jerry Helgeson                 500,000        0.05                10/27/99       10/31/99      10/31/04
                               400,000        0.24                 Various        Current

R. M. Robb                     500,000        0.05                10/27/99       10/31/99      10/31/04
                               100,000        0.53                  2/1/97         2/1/98       1/31/03

James Christl                   50,000        0.05                 11/5/99        11/6/99       11/6/04

Jeffery Abbas                  500,000        0.05                 2/28/00        2/28/01       2/28/02

Centex Securities              375,000        0.05                 1/14/00        1/14/00       9/23/03

--------------------------------------------------------------------------------------------------------
 Total                       6,175,000
--------------------------------------------------------------------------------------------------------

On December 21, 2000, the Company issue a Public Relations and Banking consultant 1,000,000 shares of stock in return for $40,000 of services..

Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Jorge E. Ordonez became a Director of the Company on June 5, 1996 replacing Mr. Buchanan. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the mining business. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

The Company owed Kennecott Exploration Company (Kennecott) $500,000 plus accrued interest for various business transactions occurring in 1995 and 1996. On March 1999, Kennecott forgave this obligation in return for a one-time payment of $100,000. The Company borrowed the payment from James Seed, a Director and Chairman of the Board, under normal commercial conditions with payment due in two years.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit

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

5       10        Fischer-Watt Gold Company,  Inc.,  non-qualified  stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

6       10        Promissory note dated September 30, 1996, whereby Fischer-Watt
Gold Company, Inc., promises to pay $700,000 to Kennecott Exploration Company, Inc. and filed as Exhibit 48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

7        10       Option effective February 1, 1997,  whereby  Fischer-Watt Gold
Company, Inc., Grant R. M. Robb an option to purchase 100,000 shares of restricted common stock.. Incorporated herein by reference.

8        10       Option effective October 31, 2000,  whereby  Fischer-Watt Gold
Company, Inc., Grant George Beattie, Peter Bojtos, Jim Seed, Jorge Ordonez, Jerry Helgeson and R. M. Robb each an option to purchase 100,000 shares common stock. Incorporated herein by reference.

    (b)  Reports on Form 8-K

On December 13, 2000, the Company filed a report on Form 8-K. This report was related to the sale of the Colombian assets

Exhibit Number 21 - Subsidiaries of Company

Name of Subsidiary                        Ownership        Incorporated In
------------------                        ---------        ---------------
Minera Montoro, S. A. de C. V.              65%              Mexico

During the year the Company made the following changes in its subsidiaries.

Name of Subsidiary                        Ownership        Action Taken
------------------                        ---------        ------------
Compania Minera Oronorte, S. A.             100%             Sold to Bullet
Minera Esperanza, S. A.                     100%             Sold to Bullet
Donna, S. A.                                100%             Liquidated
Great Basin Mining and Exploration          100%             Liquidated

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.

                                    /s/George Beattie
                                    --------------------------------------
                                       President, Chief Executive Officer,
                                       (Principal Executive Officer),

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                               Date
     ---------------------------------------------------------------------------

    /s/George Beattie                                           April 25, 2001
    ----------------------------------------------
       Acting Chief Financial Officer
       Principal Financial and Accounting Officer)


     Gerald D. Helgeson                                         April 25, 2001
     Director, Secretary
     and Vice President

     James M. Seed                                              April 25, 2001
     Director
     Chairman of the Board and Director

     George Beattie                                             April 25, 2001
     President, Chief Executive Officer
     (Principal Executive Officer)



     Peter Bojtos                                               April 25, 2001
     Director and Vice President
     Vice Chairman of the Board

     Jorge Ordonez                                              April 25, 2001
     Director

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries

                    Auditors Report and Financial Statements


                                                            Page
                                                            ----
Report of Independent Auditors                               F-1

Financial Statements:

Consolidated Balance Sheet                                   F-2
Consolidated Statements of Operations                        F-3
Consolidated Statement of Shareholders' (Deficit)            F-4
Consolidated Statements of Cash Flows                        F-5
Notes to Consolidated Financial Statements                F-6 - F-16

                         Report of Independent Auditors
                      ------------------------------------


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2001 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no revenue producing operations, has a working capital deficiency and its total liabilities exceed its total assets as of January 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Tinter & Associates, LLC
---------------------------------
    Stark Tinter & Associates, LLC

Denver, Colorado
April 9, 2001

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 2001

                                     ASSETS
                                     ------

Current assets:
  Cash                                                             $      20,387
  Other current assets                                                    33,889
                                                                   -------------
      Total current assets                                                54,276
                                                                   -------------
Property and equipment, net                                                7,062
                                                                   -------------
                                                                   $      61,338
                                                                   =============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                          ---------------------------------------

Current liabilities:
  Accounts payable                                                 $     83,021
  Accounts payable and
  accrued expenses - shareholders                                       668,863
                                                                   ------------
      Total current liabilities                                         751,884
                                                                   ------------
Note payable - shareholder                                              100,000

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 50,000,000
   Shares authorized, 44,398,384 shares
   Issued and outstanding                                                44,398
  Additional paid-in capital                                         14,518,171
  Accumulated deficit                                               (15,353,115)
                                                                   ------------
                                                                       (790,546)
                                                                   $     61,338
                                                                   ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      Years Ended January 31, 2001 and 2000

                                                                    2001                    2000
                                                               ------------             ------------

Revenue                                                        $       --               $       --
                                                               ------------             ------------
Costs and expenses:
 Exploration                                                         88,843                     --
 General and administrative                                         369,133                  181,196
                                                               ------------             ------------
                                                                    457,976                  181,196
                                                               ------------             ------------

(Loss) from operations                                             (457,976)                (181,196)
                                                               ------------             ------------

Other income and (expense):
 Interest expense                                                   (10,000)                  (7,320)
 Other income (expense), net                                         20,778                  (18,139)
                                                               ------------             ------------
                                                                     10,778                  (25,459)
                                                               ------------             ------------
(Loss) from continuing operations                                  (447,198)                (206,655)

Discontinued operations:
 (Loss) from the operations of Oronorte (net
   of income tax benefit of $92,000 and $1,270,000)                (207,419)              (1,904,512)
  Gain from the disposition of Oronorte (net
   of income taxes of $731,000)                                   1,095,735                     --
                                                               ------------             ------------
Net income (loss) before extraordinary item and
 income taxes                                                       441,118               (2,111,167)

Extraordinary item: Gain on the settlement of debt
 net of applicable income taxes of $326,000                            --                    490,035
                                                               ------------             ------------
Net income (loss) before income taxes                               441,118               (1,621,132)

Income taxes (benefit)                                             (639,000)                 944,000
                                                               ------------             ------------
Net income (loss)                                              $  1,080,118             $ (2,565,132)
                                                               ============             ============

Per share information - basic and fully diluted

Continuing operations                                          $      (0.01)            $       0.00
Discontinued operations                                                0.04                    (0.08)
Extraordinary item                                                     --                       0.02
                                                               ------------             ------------
Net (loss) per share                                           $       0.03             $      (0.06)
                                                               ============             ============
Weighted average shares outstanding                              41,323,384               39,895,884
                                                               ============             ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' (Deficit)
                      Years Ended January 31, 2001 and 2000
                                                                  Additional
                                              Common Stock          Paid in     Capital Stock   Accumulated
                                     Shares          Amount         Capital       Subscribed      Deficit         Total
                                  ------------   ------------    ------------    ------------  ------------    ------------
Balance, January 31, 1999           38,188,384   $     38,188   $ 13,429,831   $    720,800    ($13,868,101)   $    320,718
                                  ------------   ------------   ------------   ------------    ------------    ------------

Issuance of shares for services        750,000            750         36,750           --              --            37,500
Conversion of units to capital       1,360,000          1,360        719,440       (720,800)           --              --
Common shares subscribed for
                                          --             --             --           68,750            --            68,750
Net (loss) for the year                   --             --             --             --        (2,565,132)     (2,565,132)
                                  ------------   ------------    ------------    ------------  ------------    ------------

Balance, January 31, 2000           40,298,384         40,298     14,186,021         68,750     (16,433,233)     (2,138,164)


Common shares subscribed for
                                          --             --             --           10,000            --            10,000
Issuance of stock subscriptions        800,000            800         77,950        (78,750)           --              --
Issuance of shares for cash          3,300,000          3,300         79,200           --              --            82,500
Contribution to capital
                                          --             --          175,000           --              --           175,000
Net income for the year                   --             --             --             --         1,080,118       1,080,118
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance, January 31, 2001           44,398,384   $     44,398   $ 14,518,171   $          0    ($15,353,115)   ($   790,546)
                                  ============   ============   ============   ============    ============    ============

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 2001 and 2000

                                                                       2001                     2000
                                                                    -----------              -----------

Cash flows from operating activities:
Net income (loss)                                                   $ 1,080,118              $(2,565,132)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                           6,444                    6,444
   Common stock issued for services                                        --                     37,500
   Gain on the settlement of debt                                          --                   (816,035)
   Net assets (liabilities) of discontinued operations               (1,591,088)               3,100,853
Changes in assets and liabilities:
   Other current assets                                                   3,267                     (977)
   Accounts payable                                                       7,528                 (221,280)
   Accounts payable and accrued expenses - shareholders                 245,233                  382,630
                                                                    -----------              -----------
       Total adjustments                                             (1,328,616)               2,489,135
                                                                    -----------              -----------
  Net cash (used in) operating activities                              (248,498)                 (75,997)
                                                                    -----------              -----------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                      --                       --
                                                                    -----------              -----------

Cash flows from financing activities:
   Proceeds from sale of common shares                                   92,500                   68,750
   Capital contribution by shareholder                                  175,000                     --
   Proceeds from note payable                                              --                    100,000
   Repayment of note payable - shareholder                                 --                   (100,000)
                                                                    -----------              -----------
  Net cash provided by financing activities                             267,500                   68,750
                                                                    -----------              -----------

Increase (decrease) in cash and cash equivalents                         19,002                   (7,247)
Cash and cash equivalents, beginning of period                            1,385                    8,632
                                                                    -----------              -----------

Cash and cash equivalents, end of period                            $    20,387              $     1,385
                                                                    ===========              ===========

Supplemental cash flow information:
   Cash paid for interest                                           $      --                $      --
   Cash paid for income taxes                                       $      --                $      --

Non-cash investing and financing activities:
   Certificate of deposit surrendered to repay debt of
    discontinued subsidiary                                         $      --                $   500,000

      See the accompanying notes to the consolidated financial statements.

Note 1. Accounting policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving metals.

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

Property, Plant & Equipment

Property, plant, and equipment are stated at cost. Depreciation on mining assets is provided by the units of production method by reference to the ratio of units produced to total estimated production (proven and probable reserves). Depreciation on non-mining assets is provided by the straight-line method over the estimated service lives of the respective assets, ranging from 2 to 7 years.

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

Revenue Recognition

Sales revenue is recognized upon the production of metals having a fixed monetary value. Metal inventories are recorded at estimated net realizable value, except in cases where there is no immediate marketability at a quoted market price, in which case they are recorded at the lower of cost or net realizable value.

Gains on the sale of mineral interests include the excess of the net proceeds from sales over the Company's net book value in that property. In situations where a non-producing mineral interest is exchanged for a producing mineral interest, the gain or loss is the difference between the net book value of the exchanged property and the fair market value of the exchanged property or the property received, whichever fair market value is more clearly determinable.

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

Concentration of Credit Risk

The Company will sell most of its metal production to a limited number of customers. However, due to the nature of the metals market, the Company is not dependent upon a significant customer to provide a market for its products. Although the Company could be directly affected by weakness in the metals processing business, the Company monitors the financial condition of its customers and considers the risk of loss to be remote.

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

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated interest rates of the debt reflect current market conditions.

Impairment of long-lived assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any material impairment losses as of the date of these financial statements.

Loss per share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti dilutive common stock equivalents are not considered in the computation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single business segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect SFAS No. 133 to have a material effect on its earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2. Financial Condition, Liquidity, and Going Concern

Fischer-Watt incurred operating losses of $447,198 and $206,655 for the years ended January 31, 2001 and 2000, has an accumulated deficit of $15,353,115 and has a net working capital deficiency of $697,608 at January 31, 2001. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During October 2000 the Company disposed of its operations in Columbia, which had incurred operating losses over the past several years (see Note 3). In addition, the Company is attempting to develop mineral properties in Mexico as Mexico is supportive of the mining industry and NAFTA has made doing business there attractive.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising, endeavors in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Discontinued Operations

The Company disposed of its subsidiary, Compania Minera Oronorte S.A. ("Oronorte"), which operated a mining property in North Central Colombia during October 2000. Oronorte accounted for all of the Company's operating revenue during the years ended January 31, 2001 and 2000. In exchange for the Oronorte operations the Company received $3.7 million in the form of a 3% royalty on production sales less any payments or settlements with creditors. The Company will record revenue from the proceeds of this royalty, if any, as received.

The assets and liabilities disposed of consisted principally of accounts receivable, inventory, property and equipment and mineral interests.

The Company recorded a gain of $1,095,735 on the disposal (net of income taxes of $731,000).

Operating results for Oronorte for the years ended January 31, 2001 and 2000 are shown separately in the accompanying statements of operations. The statement of operations for the year ended January 31, 2000 has been restated to show operating results for Oronorte separately.

Net sales of Oronorte for the years ended January 31, 2001 and 2000 were $28,915 and $1,025,092. These amounts are not included in revenue in the accompanying statements of operations.

Assets and liabilities disposed of consisted of the following on the disposition date:

               Cash                                    $     1,625
               Accounts receivable                         162,281
               Inventory                                   311,649
               Property and equipment
                And mineral interests                      388,438
                                                       -----------
               Total assets                                863,993
               Liabilities                              (2,690,728)
                                                       -----------
               Net liabilities                         $(1,826,735)
                                                       ===========

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

Note 4. Property and equipment

Property and equipment consist of the following:

     Furniture and fixtures                    $   60,284
     Less: accumulated depreciation                53,222
                                                ---------
                                               $    7,062
                                               ==========

Depreciation expense charged to operations was $6,444 during the years ended January 31, 2001 and 2000.

Note 5. Notes Payable

Banks and other

Oronorte had a $500,000 line of credit with a bank. Advances under this line accrued interest at a rate of Libor plus 3.75%. The line was collateralized by a $500,000 certificate of deposit. During fiscal 2000 the Company redeemed the certificate of deposit to repay the outstanding balance on the line of credit.

The Company had delivered to Kennecott Exploration Company (Kennecott), a shareholder of the Company, a promissory note in the amount of $700,000, with interest at an annual interest rate equal to the prime or base rate, or legal rate, if less. The note was issued in connection with the acquisition of mineral interests. Principal and interest were due on demand or, at the option of the Company, by issuance of 1,000,000 shares of the Company's common stock. The balance of the note plus accrued interest aggregated $916,035 at December 1, 1999. During December 1999 the Company settled this obligation for a cash payment of $100,000 (see below). The resulting gain of $816,035 has been recorded as an extraordinary item in the accompanying financial statements.

Shareholders

During December 1999 a shareholder of the Company advanced $100,000 to the Company to be used to settle the Company's obligation to Kennecott. The note evidencing the loan bears interest at prime plus 2% and is payable on December 31, 2002.

Note 6. Stockholders'(Deficit)

During March 1996 the Company completed a $5 million foreign offering of common stock pursuant to Regulation "S". This offering consisted of the sale of 4,980,000 units at $1.06 per unit. Each unit was composed of two shares of common stock and one share purchase warrant. Each of these warrants entitled the holder to purchase one additional share of common stock at an exercise price of $.75 through February 28, 1998. Pursuant to this offering, 680,000 units were sold under a subscription agreement and the collected proceeds of $720,800 had been classified as capital stock subscribed. During May 1999 the 1,360,000 shares of common stock were issued.

During February 1999 the Company issued 750,000 shares of common stock for services valued at $37,500. The value ascribed to the services corresponds to the fair market value of the common stock on the date the services were performed.

During the year ended January 31, 2000 the Company accepted subscriptions for 750,000 shares of common stock for cash aggregating $68,750.

During the year ended January 31, 2001 the Company accepted subscriptions for an additional 50,000 shares of common stock for cash aggregating $10,000. These common shares and the 750,000 common shares described above were issued during the year ended January 31, 2001.

During the year ended January 31, 2001 the Company issued 3,300,000 shares of common stock to a significant shareholder for cash aggregating $82,500. In addition, this shareholder contributed $175,000 to the capital of the Company to be used for the identification and assessment of new mining properties.

Note 7. Common Stock Options and Warrants

On October 20, 1999, five directors and an employee were granted options to purchase 3,000,000 shares of common stock at $.05 per share (fair value at the time of grant). These options vested immediately and became exercisable one year after vesting. The options expire on October 19, 2004

During February 2001 the Company issued options to purchase 1,000,000 shares of common stock at $.05 per share (fair value at the time of the grant). These options expire two years from the date of the grant.

During July 2001 the Company issued options to purchase 1,000,000 shares of common stock at $.025 per share (fair value at the time of the grant). These options expire three years from the date of the grant.

Note 8. Stock-based Compensation Plans

The Company accounts for stock-based compensation plans by applying APB Opinion #25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized.

The Company's plan states that the exercise price of each option will be granted at an amount that equals the market value at the date of grant. All options vest at a time determined at the discretion of the Company's Board of Directors. All options expire if not exercised within 10 years from the date of grant, unless stated otherwise by the Board of Directors upon issuance.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended January 31, 2001 and 2000: expected life of options of 2.5 and 5 years, expected volatility of 143% and 138%, risk-free interest rates of 5.0% and 5.4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended January 31, 2001 and 2000 approximated $.01 and $0.04 per option.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

January 31,                            2001                  2000
                                       ----                  ----

Net income (loss)
As reported                        $ 1,080,118           $(2,565,132)
Pro forma                          $ 1,060,118           $(2,725,132)

Earnings (loss) per share - basic and fully diluted
  As reported                      $      0.03                $(0.06)
  Pro forma                        $      0.03                $(0.07)

The following table summarizes the stock option activity:

                                          Stock           Weighted-average
                                         Options          Price per Share
                                         -------          ---------------

Outstanding at January 31, 1999         4,310,500            $  0.43
Granted                                 3,000,000               0.05
Expired                                  (301,500)              1.03
                                        ---------
Outstanding at January 31, 2000         7,009,000               0.24
Granted                                 2,000,000               0.04
Expired                                  (416,000)              1.50
                                        ---------
Outstanding at January 31, 2001         8,593,000               0.16
                                        =========

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 2001:

                     Options Outstanding Options Exercisable
                     ---------------------------------------

                        Weighted-Split-Weighted-
             Average         Average         Average
Range of     Number        Contractual      Exercise   Number  Exercise
Prices       Outstanding     Life            Price     ExercisablePrice
------       -----------     ----            -----     ----------------
$ 0.03        1,000,000      2.5 years   $   0.03    1,000,000  $0.03
$ 0.05-$0.08  4,625,000      3.0             0.05    4,625,000   0.05
$ 0.11-$0.17  1,100,000      2.2             0.15    1,100,000  0.15
$ 0.20-$0.22    700,000      3.5             0.21      700,000  0.21
$ 0.37          200,000       .8             0.37      200,000  0.37
$ 0.50-$0.56    386,000      2.1             0.53      386,000  0.53
$ 0.72          200,000      1.3             0.72      200,000  0.72
$ 1.15          382,000      2.3             1.15      382,000  1.15
              ---------      ---         --------    --------- -----
$ 0.05-$1.15  8,593,000      2.8 years   $   0.16    8,593,000 $0.16

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Note 9. Income Taxes

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                           2001                  2000
                                    --------             ---------

Domestic                           $1,379,537          $   609,380
Foreign                              (299,419)          (3,174,512)
                                    --------             ---------
Net income (loss) before taxes     $1,080,118          $(2,565,132)
                                    =========            =========

The consolidated tax provision is comprised of the following:

January 31,                                2001                  2000
                                           ----                  ----

Current:
  Federal                            $            -       $        -
  State                                           -                -
  Foreign                                         -                -
                                      -------------        ---------
Tax Provision                        $            -       $        -
                                      =============        =========

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                  2001               2000
                                             ----               ----

Federal statutory rate                       (34.0)%           (34.0)%
Utilization of tax loss carry forwards           -                 -
Increase in net deferred tax asset
  valuation allowance                         34.0              34.0
Alternative minimum tax                          -                 -
State income taxes                               -                 -
Other                                            -                 -
                                              ----              ----
                                               0.0%              0.0%
                                              ====              ====

The Company has federal tax loss carry forwards of approximately $7.0 million and Colombian tax loss carry forwards of approximately $8.0 million at January 31, 2001 which expire from 2003 to 2020. The net operating loss carry forwards are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

Note 10. Transactions with Related Parties

During the years ended January 31, 2001, 2000 and 1999 certain employees deferred salaries and expenses aggregating $224,732, $255,715 and $41,000 respectively. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying financial statements.