Form 10QSB
period 2001-04-30
FISHER WATT GOLD CO INC
filed 2001-05-09
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]          QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                      88-0227654
         ---------                                    ------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

                   1410 Cherrywood Dr, Coeur d'Alene, ID 83814
                     (Address of principal executive office)

                                 (208)-664-6757
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2001.

         Common Stock, par value $.001              44,398,384
         -----------------------------             -----------
                  Title of Class                 Number of Shares


Transitional Small Business Disclosure Format   yes [ ]   No [X]

                                      Index


Part 1 - Financial Statements..................................................1

   1.1 Consolidated Balance Sheet..............................................2
   1.2 Consolidated Statements of Operations...................................3
   1.3 Consolidated Statements of Cash Flows...................................4
   1.4 Basis Of Presentation...................................................4
   1.5 Loss per share..........................................................4
   1.6 Stockholders' Equity....................................................5

Part 2 - Management's Discussion and Analysis or Plan of Operations............5

   2.1 Organization And Business...............................................5
   2.2 Liquidity and Capital Resources.........................................5
      2.2.1 Short Term Liquidity...............................................5
      2.2.2 Long Term Liquidity................................................5
   2.3 Results of Operations...................................................6
   2.4 Revenues................................................................6
   2.5 Costs and Expenses......................................................6
   2.6 Commitments and Contingencies...........................................6
   2.7 Foreign Currency Exchange...............................................6
   2.8 Going Concern Consideration.............................................6
   2.9 Subsequent Events.......................................................7
   2.10 Cautionary Note Regarding Forward-Looking Statements...................7

Part 3 - Other Information.....................................................7

   3.1 Legal Proceedings.......................................................7
   3.2 Changes in Securities...................................................7
   3.4 Submission of Matters to a Vote of Security Holders.....................7
   3.5 Other information.......................................................7
   3.6 Exhibits and Reports on Form 8-K........................................7

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



                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements

                           Consolidated Balance Sheet
                                 April 30, 2001
                                   (Unaudited)


                                              ASSETS
        Current assets:
          Cash                                                                  $        1 6,998
                                                                                ----------------

        Property and equipment, net                                                        5,462
        Other assets                                                                      33,889
                                                                                ----------------
                                                                                          39,351

                                                                                $         56,349
                             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

        Current liabilities:
          Accounts payable                                                      $         95,140
          Notes payable - shareholders                                                   110,500
          Accounts payable and accrued expenses - shareholders                           708,363
                                                                                ----------------
              Total current liabilities                                                  914,003
                                                                                ----------------
        Stockholders' (Deficit):
          Preferred stock, non-voting, convertible,
           $2 par value, 250,000 shares authorized,
           none outstanding                                                                 --
          Common stock, $.001 par value, 50,000,000
           shares authorized, 44,398,384 shares
           issued and outstanding                                                         44,398
          Additional paid-in capital                                                  14,566,171
          Accumulated deficit                                                        (15,468,223)
                                                                                ----------------
                                                                                        (857,654)
                                                                                $         56,349




      See the accompanying notes to the consolidated financial statements.

                   Three Months Ended April 30, 2001 and 2000
                                   (Unaudited)

                                                                                      2001              2000
                                                                                ----------------  ----------------
      Revenue                                                                   $           --    $           --
                                                                                ----------------  ----------------
      Costs and expenses:
       Exploration                                                                        27,805              --
       General and administrative                                                         87,303           151,889
                                                                                ----------------  ----------------
                                                                                         115,108           151,889
                                                                                ----------------  ----------------
      (Loss) from operations                                                            (115,108)         (151,889)
                                                                                ----------------  ----------------
      Other income and (expense):
       Other income (expense), net                                                          --              20,791
                                                                                ----------------  ----------------
                                                                                            --              20,791
                                                                                ----------------  ----------------
      (Loss) from continuing operations                                                 (115,108)         (131,098)

      Discontinued operations:
       (Loss) from the operations of Oronorte                                               --            (145,990)
                                                                                ----------------  ----------------
      Net (loss)                                                                $       (115,108) $       (277,088)
                                                                                ================  ================
      Per share information - basic and fully diluted

      Continuing operations                                                     $          (0.00) $          (0.00)
      Discontinued operations                                                              (0.00)            (0.01)
                                                                                ----------------  ----------------
      Net (loss) per share                                                      $          (0.00) $          (0.01)
                                                                                ================  ================
      Weighted average shares outstanding                                             44,398,384        40,298,384
                                                                                ================  ================



      See the accompanying notes to the consolidated financial statements.

                   Three Months Ended April 30, 2001 and 2000
                                   (Unaudited)

                                                                                      2001             2000
                                                                                ----------------  ----------------
   Cash flows from operating activities:
     Net cash (used in) operating activities                                    $        (51,389) $        (29,847)
                                                                                ----------------  ----------------
   Cash flows from investing activities:
     Net cash provided by (used in) investing activities                                    --                --
                                                                                ----------------  ----------------
   Cash flows from financing activities:
      Proceeds from sale of common shares                                                   --              10,000
      Proceeds from note payable                                                            --              20,000
      Equity contributions by shareholder                                                 48,000              --
                                                                                ----------------  ----------------
     Net cash provided by financing activities                                            48,000            30,000
                                                                                ----------------  ----------------
   Increase (decrease) in cash and cash equivalents                                       (3,389)              153

   Cash and cash equivalents, beginning of period                                         20,387             6,185
                                                                                ----------------  ----------------
   Cash and cash equivalents, end of period                                     $         16,998  $          6,338
                                                                                ================  ================




      See the accompanying notes to the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2001 (UNAUDITED)
1.4 Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

1.5 Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive

1.6 Stockholders' Equity

During the period ended April 30, 2001 a shareholder of the Company contributed $48,000 to the capital of the Company.


Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2001 and material changes in the results of operations for the three months ended April 30, 2001, as compared to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2001.

2.1 Organization And Business

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests near Lazaro Cardenas, Michoacan, in West Central Mexico.

The Company, together with its consolidated subsidiaries, currently operates in one business segment, mining.

2.2 Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of April 30, 2001, the Company had $17,000 in cash and total liabilities of $914,000.

On April 30, 2001, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. During calendar year 2000 the company sold its Colombian operations and concentrated its efforts in Mexico.

Fischer-Watt incurred a loss from operations of $115,000 for the first three months of 2001 compared to a net loss from operations of $151,000 for the period ended April 30, 2000. The loss was due to the lack of revenue producing operations. On April 30, 2001 the accumulated deficit was $15.5 million.

During calendar year 2000 the company acquired the La Balsa mining concessions which are located approximately 15 km East of Lazaro Cadenzas, Michoacan, Mexico. The property contains a mineable reserve of 3.6 million tonne of mostly oxide copper with an average copper grade of 1.42%. Previous owners had drilled 77 holes in the property. K D Engineering of Tucson, Arizona has completed a preliminary feasibility study. The company plans to complete 10 additional conformation drill holes in the property, do additional metallurgical testing and complete a feasibility study suitable for obtaining financing.

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

2.3 Results of Operations

The Company had net loss of $115,000 ($nil per share) compared to net loss of $277,000 ($.01 per share) in the quarter's ended April 30, 2001 and 2000, respectively.

2.4 Revenues

The Company had no sales during the period.

2.5 Costs and Expenses

Selling, general and administrative costs were $87,000 in quarter ended April 30, 2001 compared to $151,000 in the quarter ending April 30, 2000. This decrease was the result moving the corporate office to less expensive space and reducing other operating expenses.

Exploration expense increased to $28,000 in the first quarter of fiscal 2001 from $0 in the first quarter of fiscal 2000. This increase is all related to activities at the La Balsa project.

2.6 Commitments and Contingencies

The company is currently a defendant in a suit related to a property it formally held in Nevada. The outcome of this suit will have no material effect on the company.

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

2.8 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2001, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in accumulated deficits of $15.5 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

None.

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

Part 3 - Other Information

3.1 Legal Proceedings
                  See Section 2.6 Contingencies.

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


                                    FISCHER-WATT GOLD COMPANY, INC.

Date: May 9, 1999                   By: /s/ George Beattie
                                      ---------------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)