Form 10QSB
period 2001-07-31
FISHER WATT GOLD CO INC
filed 2001-08-15
CIK 844788

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] SIX MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                        88-0227654
------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                 1410 Cherrywood Drive, Coeur d'Alene, ID 83814
                 ----------------------------------------------
                     (Address of principal executive office)

                                 (208)-664-6757
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           -----       -----

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2001.

         Common Stock, par value $.001                      44,398,384
         -----------------------------                     -----------
                  Title of Class                           Number of Shares


Transitional Small Business Disclosure Format   yes          no   X
                                                    -----       -----



                                      Index
                                      -----


Exchange Rates.........................................................................................................3
--------------
Conversion Table.......................................................................................................3
----------------
Forward Looking Statements.............................................................................................3
--------------------------
Part 1 - Financial Statements..........................................................................................3
-----------------------------
   1.1 Consolidated Balance Sheet......................................................................................4
   ------------------------------
   1.2 Consolidated Statement of Operations............................................................................5
   ----------------------------------------
   1.3 Consolidated Statement of Cash Flow.............................................................................6
   ---------------------------------------
   1.4 Basis Of Presentation...........................................................................................7
   -------------------------
   1.5 Loss per Share..................................................................................................7
   ------------------
   1.6 Stockholders' Equity............................................................................................7
   ------------------------
Part 2 - Management's Discussion and Analysis or Plan of Operations....................................................7
--------------------------------------------------------------------
   2.1 Organization And Business.......................................................................................7
   -----------------------------
   2.2 Liquidity and Capital Resources.................................................................................7
   -----------------------------------
      2.2.1 Short Term Liquidity.......................................................................................7
      --------------------------
      2.2.2 Long Term Liquidity........................................................................................8
      -------------------------
   2.3 Results of Operations...........................................................................................8
   -------------------------
   2.4 Revenues........................................................................................................8
   ------------
   2.5 Costs and Expenses..............................................................................................8
   ----------------------
   2.6 Commitments and Contingencies...................................................................................9
   ---------------------------------
   2.7 Foreign Currency Exchange.......................................................................................9
   -----------------------------
   2.8 Going Concern Consideration.....................................................................................9
   -------------------------------
   2.9 Other...........................................................................................................9
   ---------
   2.10 Subsequent Events..............................................................................................11
   ----------------------
   2.11 Cautionary Note Regarding Forward-Looking Statements...........................................................11
   ---------------------------------------------------------
Part 3 - Other Information.............................................................................................11
--------------------------
   3.1 Legal Proceedings...............................................................................................11
   ---------------------
   3.2 Changes in Securities...........................................................................................11
   -------------------------
   3.4 Submission of Matters to a Vote of Security Holders.............................................................11
   -------------------------------------------------------
   3.5 Other information...............................................................................................11
   ---------------------
   3.6 Exhibits and Reports on Form 8-K................................................................................11
   ------------------------------------

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

  -------------------------------------------------------------------------
  1 mile = 1.6093 kilometers            1 metric tonne = 2,204.6 pounds
  -------------------------------------------------------------------------
  1 foot = 0.305 meters                 1 ounce (troy) = 31.1035 grams
  -------------------------------------------------------------------------
  1 acre = 0.4047 hectare               1 imperial gallon = 4.5546 liters
  -------------------------------------------------------------------------
  1 long ton = 2,240 pounds             1 liter = 1.057 U.S. quarts
  -------------------------------------------------------------------------

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



                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements
                                       3

1.1 Consolidated Balance Sheet

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2001
                                   (Unaudited)


Current assets:

Cash                                                             $      1,574
                                                                 ------------

Property and equipment, net                                             3,862
Other assets                                                           33,889
                                                                 ------------
                                                                       37,751
                                                                 ------------

                                                                 $     39,325
                                                                 ============

                                                                 ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current liabilities:
  Accounts payable                                               $     89,884
  Notes payable - shareholders                                        110,500
  Accounts payable and accrued expenses - shareholders                768,363
                                                                 ------------
      Total current liabilities                                       968,747
                                                                 ------------

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                      --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 44,398,384 shares
   issued and outstanding                                              44,398
  Additional paid-in capital                                       14,574,171
  Accumulated deficit                                             (15,547,991)
                                                                 ------------
                                                                     (929,422)
                                                                 ------------
                                                                 $     39,325
                                                                 ============



      See the accompanying notes to the consolidated financial statements.

1.2 Consolidated Statement of Operations


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
            Three Months and Six Months Ended July 31, 2001 and 2000
                                   (Unaudited)

                                                                               Three Months              Six Months
                                                                           2001          2000         2001         2000
                                                                         ---------    ---------    ---------    ---------
Revenue                                                                         $-           $-           $-           $-
                                                                         ---------    ---------    ---------    ---------

Costs and expenses:
 Exploration                                                                 5,000         --         32,805         --
 General and administrative                                                 74,768       87,693      162,071      180,544

                                                                            79,768       87,693      194,876      180,544
                                                                         ---------    ---------    ---------    ---------

(Loss) from operations                                                     (79,768)     (87,693)    (194,876)    (180,544)
                                                                         ---------    ---------    ---------    ---------

Other income and (expense):
 Other income (expense), net                                                  --         20,791         --         20,791
                                                                         ---------    ---------    ---------    ---------
                                                                              --         20,791         --         20,791
                                                                         ---------    ---------    ---------    ---------
(Loss) from continuing operations                                          (79,768)     (66,902)    (194,876)    (159,753)

Discontinued operations:
                     (Loss) from the operations of Oronorte                   --       (210,186)        --       (287,112)
                                                                         ---------    ---------    ---------    ---------

Net (loss)                                                               $ (79,768)   $(277,088)   $(194,876)   $(446,865)
                                                                         =========    =========    =========    =========

            Per share information - basic and fully diluted

Continuing operations                                                    $   (0.00)   $   (0.00)   $   (0.00)$      (0.00)
Discontinued operations                                                      (0.00)       (0.01)       (0.00)       (0.01)
                                                                         ---------    ---------    ---------    ---------
Net (loss) per share                                                     $   (0.00)$      (0.01)$      (0.00)$      (0.01)
                                                                         =========    =========    =========    =========

Weighted average shares outstanding                                     44,398,384   40,298,384   44,398,384   40,298,384
                                                                         =========    =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

1.3 Consolidated Statement of Cash Flow

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended July 31, 2000 and 2001
                                   (Unaudited)

                                                          2001        2000
                                                        --------    --------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(74,813)   $(29,847)
                                                        --------    --------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities       --          --
                                                        --------    --------
Cash flows from financing activities:
   Proceeds from sale of common shares                      --        10,000
   Proceeds from note payable                               --        20,000
   Equity contributions by shareholder                    56,000        --
                                                        --------    --------
  Net cash provided by financing activities               56,000      30,000
                                                        --------    --------

Increase (decrease) in cash and cash equivalents         (18,813)        153

Cash and cash equivalents, beginning of period            20,387       6,185
                                                        --------    --------

Cash and cash equivalents, end of period                $  1,574    $  6,338
                                                        ========    ========


      See the accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 2001 (UNAUDITED)
1.4 Basis Of Presentation

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

During the period ended July 31, 2001 a shareholder of the Company contributed $56,000 to the capital of the Company.


Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2001 and material changes in the results of operations for the six months ended July 31, 2001, as compared to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2001.

2.1 Organization And Business

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious metals. The Company presently has mineral interests in North Central Colombia and Central Mexico. The Company's presently has mineral interests near Lazaro Cardenas, Michoacan, in West Central Mexico.

The Company, together with its consolidated subsidiaries, currently operates in one business segment, mining.

2.2 Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of July 31, 2001, the Company had $1,600 in cash and accounts payable and accrued expenses of $970,000. This is a reduction $1.7 million in liabilities from the same period in 2000, due primarily to the disposal of the Colombian subsidiary, Oronorte, and its related liabilities.

On July 31, 2001, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

Fischer-Watt incurred net loss of $447,000 for the first six months of 2000 and a net loss of $195,000 for the period ended July 31, 2001. For the three months ending in July 2000 and 2001 the net loss was $80,000 and $195,000 respectively. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On July 31, 2001 the accumulated deficit was $15.5 million.

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

2.3 Results of Operations

The Company had net loss of $447,000 ($0.01 per share) compared to net loss of $195,000 ($nil per share) in the six months's ended July 31, 2000 and 2001, respectively. For the comparable three months the net loss was $277,000 ($0.01 per share) and $80,000 ($nil per share). The reduction in losses was the result of non-reoccurring adjustments related to the disposal of Colombian properties. These adjustments were taken in taken in 2000

2.4 Revenues

The Company had no sales darning the period.

2.5 Costs and Expenses

The cost of abandoned mineral interests was $-0- in six and three months ending July 31, 2001 and 2000, respectively.

Selling, exploration, general and administrative costs decreased to $162,000 for the six months ending July 31, 2000 from $180,000 for the six months ending July 31, 2001. For the comparable three-month period the costs were $88,000 and $75,000.

Exploration expense increased from $0 in the first six months of fiscal 2000 to $33,000 in the first six months of fiscal 2001. For the comparable three months period the costs increased from $0 to $5,000. This increase is due to development of the acquisition of the La Balsa copper property in Mexico.

The Company had no interest expense during the period.

Other income (expense) was $0 for the six months ending July 31, 2001 and $21,000 for the same period in 2000. For the comparable three months period the costs were $0 and $21,000. The change reflects payment from the sale of a large capital item which was sold in 2000.

2.6 Commitments and Contingencies

Management is currently unaware of any legal action against the Company.

2.7 Foreign Currency Exchange

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of the foreign units are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

2.8 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2001, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $15.5 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

On November 21, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Groupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of companies the exploration and development properties in the country. The sale price was US$3.7 million which will be paid as a 3% NSR. If Groupe de Bullet vends the property to a third party within two years the full amount will due upon sale, less a sales commission.

2.9 Other

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

----------------------------------------------------------------------
  Class          Type                Tonne                       %Cu
----------------------------------------------------------------------

Measured      Clay Oxide              556,447                   0.998
              Rock Oxide            2,081,640                   0.878
              Sulphide              6,481,094                   2.677
                             -----------------        ----------------
              Sub Total             9,119,181                   2.164

Indicated     Clay Oxide              103,041                   0.939
              Rock Oxide            1,246,182                   0.548
              Sulphide              2,147,934                   0.206
                             -----------------        ----------------
              Sub Total             3,497,157                   0.349

Inferred      Clay Oxide                3,221                   0.728
              Rock Oxide              186,425                   0.442
              Sulphide             11,684,788                   0.154
                             -----------------        ----------------
              Sub Total            11,874,434                   0.159

Total         Clay Oxide              662,709                    0.99
              Rock Oxide            3,514,247                    0.74
              Sulphide             20,313,816                    0.96
                             -----------------        ----------------
              Total                24,490,772                    0.93


--------------------------------------------------------------------------
    Class         Type                Tonne                        Cu%
--------------------------------------------------------------------------

   Measured   Clay Oxide              659,488                     0.989
     and      Rock Oxide            3,327,822                     0.754
  Indicated   Sulphide              8,629,028                     2.062
                             -----------------       ------------------
              Sub Total            12,616,338                     1.661

--------------------------------------------------------------------------



Total Tonne mined                   3.5 million
Average Grade of Ore Mined          1.42% Cu
Striping Ratio (Waste to Ore)       0.68:1
Ton per day of refined copper       14
Process                             SX-EW
Type of Copper Produced             Electrolytic
Total Capital Requirement           $10 million (Approximately)
Project Life                        7.5 years
Cash Cost per Lb of Cu              $0.54
Revenue @ $0.85 per Lb of Cu        $66 million


In January 2001 a challenge to the title transfer was filed with the Mexican authorities. Initial rulings have been in favor of the Company but additional work on La Balsa has been postponed pending resolution of the challenge. Upon resolution of this issue, additional confirmation drilling will be done. Final metallurgical evaluation and a Bankable Feasibility Study will follow this. Financing for this project has been arranged contingent upon completion of a bankable feasibility study.

2.10 Subsequent Events

On August 13, 2001 the Company was notified by Mexican authorities that the challenges to the title had be resolved in the companies favor and that the titles would be transferred within 10 working days.

2.11 Cautionary Note Regarding Forward-Looking Statements

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


                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------

Date: August 8, 1999                        By:/s/George Beattie
                                              -------------------------------
                                                  George Beattie, President,
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)