Form 10QSB
period 2001-10-31
FISHER WATT GOLD CO INC
filed 2001-11-29
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] NINE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Nine months period ended October 31, 2001

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
(State or other jurisdiction                                    (I.R.S.
of incorporation or organization)                   Employer Identification No.)

            1621 North 3rd Street, Suite 1000, Coeur d'Alene,ID 83814
            ---------------------------------------------------------
                    (Address of principal executive office)

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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2001.

         Common Stock, par value $.001                 44,398,384
         -----------------------------                 ----------
                  Title of Class                    Number of Shares


Transitional Small Business Disclosure Format   Yes [ ] No [X]

                                      Index

Exchange Rates...............................................................1
--------------
Conversion Table.............................................................1
----------------
Forward Looking Statements...................................................1
--------------------------
Part 1 - Financial Statements................................................1
-----------------------------
   1.1      Consolidated Balance Sheet.......................................2
   -----------------------------------
   1.4 Basis Of Presentation.................................................5
   -------------------------
   1.6 Stockholders' Equity..................................................5
   ------------------------
Part 2 - Management's Discussion and Analysis or Plan of Operations..........5
--------------------------------------------------------------------
   2.1 Organization and Business.............................................5
   -----------------------------
   2.2 Liquidity and Capital Resources.......................................5
   -----------------------------------
      2.2.1 Short Term Liquidity.............................................5
      --------------------------
      2.2.2 Long Term Liquidity..............................................6
      -------------------------
   2.3 Results of Operations.................................................6
   -------------------------
   2.4 Revenues..............................................................6
   ------------
   2.5 Costs and Expenses....................................................6
   ----------------------
   2.6 Commitments and Contingencies.........................................7
   ---------------------------------
   2.7 Foreign Currency Exchange.............................................7
   -----------------------------
   2.8 Going Concern Consideration...........................................7
   -------------------------------
   2.9 Other.................................................................7
   ---------
   2.10 Cautionary Note Regarding Forward-Looking Statements.................9
   ---------------------------------------------------------
Part 3 - Other Information...................................................9
--------------------------
   3.1 Legal Proceedings.....................................................9
   ---------------------
   3.2 Changes in Securities.................................................9
   -------------------------
   3.4 Submission of Matters to a Vote of Security Holders...................9
   -------------------------------------------------------
   3.5 Other information.....................................................9
   ---------------------
   3.6 Exhibits and Reports on Form 8-K.....................................10
   ------------------------------------

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

             ------------------------------- ---------------------------------
             1 mile = 1.6093 kilometers      1 metric tonne = 2,204.6 pounds
             ------------------------------- ---------------------------------
             1 foot = 0.305 meters           1 ounce (troy) = 31.1035 grams
             ------------------------------- ---------------------------------
             1 acre = 0.4047 hectare         1 imperial gallon = 4.5546 liters
             ------------------------------- ---------------------------------
             1 long ton = 2,240 pounds       1 liter = 1.057 U.S. quarts
             ------------------------------- ---------------------------------

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

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements

1.1      Consolidated Balance Sheet

                           Consolidated Balance Sheet
                                October 31, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash                                                                   $      4,417
                                                                         ------------
Property and equipment, net                                                     2,261
Other assets                                                                   34,889
                                                                         ------------
                                                                               37,150
                                                                         $     41,567
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable                                                       $     87,802
  Notes payable - shareholders                                                110,500
  Accounts payable and accrued expenses - shareholders                        828,363
                                                                         ------------
      Total current liabilities                                             1,026,665
                                                                         ------------
Stockholders' (Deficit):
Preferred stock, non-voting, convertible,
$2 par value, 250,000 shares authorized, none outstanding
Common stock, $.001 par value, 50,000,000
shares authorized, 44,398,384 shares
 issued and outstanding                                                        44,398
  Additional paid-in capital                                               14,643,734
  Accumulated deficit                                                     (15,673,230)
                                                                         ------------
                                                                             (985,098)
                                                                         $     41,567

      See the accompanying notes to the consolidated financial statements.

                      Consolidated Statements of Operations
          Three Months and Nine Months Ended October 31, 2001 and 2000
                                   (Unaudited)

                                                          Three Months                    Nine Months
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
Revenue                                           $       --      $       --      $       --      $       --
                                                  ------------    ------------    ------------    ------------

Costs and expenses:
 Exploration                                            42,351            --            75,156            --
 General and administrative                             82,888          99,225         244,959         270,703
                                                  ------------    ------------    ------------    ------------
                                                       125,239          99,225         320,115         270,703
                                                  ------------    ------------    ------------    ------------

(Loss) from operations                                (125,239)        (99,225)       (320,115)       (270,703)
                                                  ------------    ------------    ------------    ------------

Other income and (expense):                               --              --              --              --
                                                  ------------    ------------    ------------    ------------
Other income (expense), net                               --              --              --              --
                                                  ------------    ------------    ------------    ------------
(Loss) from continuing operations                     (125,239)        (99,225)       (320,115)       (270,703)

Discontinued operations:
 (Loss) from the operations of Oronorte                   --          (427,314)           --          (529,576)
                                                  ------------    ------------    ------------    ------------

Net (loss)                                        $   (125,239)   $   (526,539)   $   (320,115)   $   (800,279)
                                                  ============    ============    ============    ============

Per share information - basic and fully diluted

Discontinued operations                           $       --      $      (0.01)   $       --      $      (0.01)

Continuing operations                                    (0.00)          (0.00)          (0.01)          (0.01)
                                                  ------------    ------------    ------------    ------------

et (loss) per share                               $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 44,398,384      41,665,050      44,398,384      40,753,940
                                                  ============    ============    ============    ============


      See the accompanying notes to the consolidated financial statements

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 2001 and 2000
                                   (Unaudited)

                                                         2001         2000
                                                      ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities             $(141,533)   $(146,576)
                                                      ---------    ---------

Cash flows from investing activities:
Net cash provided by (used in) investing activities        --           --
                                                      ---------    ---------

Cash flows from financing activities:
Net cash provided by financing activities               125,563      159,500
                                                      ---------    ---------

Increase (decrease) in cash and cash equivalents        (15,970)      12,924
Cash and cash equivalents, beginning of period           20,387        6,185
                                                      ---------    ---------
Cash and cash equivalents, end of period              $   4,417    $  19,109
                                                      =========    =========

      See the accompanying notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2001 (UNAUDITED)
1.4   Basis Of Presentation

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

1.5   Loss per Share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented, as the effect of common stock equivalents would be anti-dilutive

1.6   Stockholders' Equity

During the period ended October 31, 2001 a shareholder of the Company contributed $125,563 to the capital of the Company.

Part 2 - Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since January 31, 2001 and material changes in the results of operations for the nine months and three months ended October 31, 2001, as compared to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended January 31, 2001.

2.1   Organization and Business

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), its subsidiaries, and joint ventures are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving precious and base metals. The Company presently has mineral interests in North Central Colombia and Central Mexico. The Company's presently has mineral interests near Lazaro Cardenas, Michoacan, in West Central Mexico.

The Company, together with its consolidated subsidiaries, currently operates in one business segment, mining.

2.2   Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of October 31, 2001, the Company had $4,417 in cash and accounts payable and accrued expenses of $1.0 million.

On October 31, 2001, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

After taxes, Fischer-Watt incurred net loss of $320,000 for the first Nine months of 2001 and a net loss of $801,000 for the period ended October 31, 2000. The $481,000 improvement was due to a one-time adjustment in 2000 for loss related to the sale of Oronorte. For the three months ending in October 2001 and 2000 the net loss was $125,000 and $527,000 respectively. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On October 31, 2001 the accumulated deficit was $15.7 million.

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

2.3   Results of Operations

The Company had net loss of $320,000 ($0.01 per share) compared to net loss of $801,000 ($0.02 per share) in the Nine-month's ended October 31, 2001 and 2000, respectively. For the comparable three months the net loss was $125,000 ($nil per share) and $527,000 ($0.01 per share).

2.4   Revenues

The Company had no sales during the period.

2.5   Costs and Expenses

The cost of abandoned mineral interests was $-0- in Nine and three months ending October 31, 2001 and 2000, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative costs decreased to $245,000 for the nine months ending October 31, 2001 from $271,000 for the nine months ending October 31, 2000. For the comparable three-month period the costs were $830,000 and $99,000.

Exploration expense increased from $0 in the first nine months of fiscal 2000 to $75,000 in the first nine months of fiscal 2001. For the comparable three months period the costs increased from $0 to $42,000. This increase is due to development of the acquisition of the La Balsa copper property in Mexico.

The Company had no interest expenses during the period.

Other income (expenses) was $-0- for the period.

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

2.8   Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2001, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $15.7 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

2.9   Other

In August 2000, the Mexican government issued the Company the rights to a series of contagious mining concessions. The concessions cover approximately 500 hectares and are located 12 km north of Lazaro Cardenas, Michoacan. Work done by previous concession holders includes 42 diamond drill holes, 35 percussion drill holes and a very preliminary feasibility study.

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

----------------------------------------------------------------------
 Class           Type                Tonne                        %Cu
----------------------------------------------------------------------
Measured      Clay Oxide              556,447                    0.998
              Rock Oxide            2,081,640                    0.878
              Sulphide              6,481,094                    2.677
                             ----------------          ---------------
              Sub Total             9,119,181                    2.164

Indicated     Clay Oxide              103,041                    0.939
              Rock Oxide            1,246,182                    0.548
              Sulphide              2,147,934                    0.206
                             ----------------          ---------------
              Sub Total             3,497,157                    0.349

Inferred      Clay Oxide                3,221                    0.728
              Rock Oxide              186,425                    0.442
              Sulphide             11,684,788                    0.154
                             ----------------          ---------------
              Sub Total            11,874,434                    0.159

Total         Clay Oxide              662,709                    0.99
              Rock Oxide            3,514,247                    0.74
              Sulphide             20,313,816                    0.96
                             ----------------          ---------------
              Total                24,490,772                    0.93
----------------------------------------------------------------------


----------------------------------------------------------------------
 Class           Type                Tonne                        %Cu
----------------------------------------------------------------------
Measured      Clay Oxide              659,488                    0.989
  and         Rock Oxide            3,327,822                    0.754
Indicated     Sulphide              8,629,028                    2.062
                             ----------------          ---------------
              Sub Total            12,616,338                    1.661
----------------------------------------------------------------------



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
Revenue @ $0.85 per Lb of Cu        $66 million

In August 2001 Mexican authorities notified the Company that the challenges to the title had be resolved in the companies favor. Titles were issued the same month.

On September 28, 2001 the Company began a drilling program at the La Balsa project. This program was initiated to conferm and expand the reserves, provide a better understanding of the geology, and to provide material for additional metallurgical testing. The drilling consisted of 435 meters of core. The work was preformed by B.D.W. Drilling, Guadalajara, Jalisco and supervised by Resource Geosciences de Mexico, Hermosillo, Sonora. The samples from the drilling are currently in the Vancouver, B.C. laboratory of Bonder Clegg for analysis. Results are expected within 30 days. Concurrent with this work, Seegmiller and Associates, an international recognized slope stability firm based in Salt Lake City, Utah, preformed various rock mechanic studies and slope stability analysis. Aguayo and Associates of Hermosillo, Sonora, preformed environmental testing for potential acid rock drainage on representative samples.

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

3.2   Changes in Securities
                  None

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

                                    FISCHER-WATT GOLD COMPANY, INC.

Date: November 29, 2001             By: /s/ George Beattie
                                    ----------------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)