Form 10KSB
period 2002-01-31
FISHER WATT GOLD CO INC
filed 2002-04-09
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
                                   -----------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from        to
                               ----      ----
Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                    88-0227654
          ------                                    ----------
(State or other  jurisdiction            (IRS Employer Identification No.)
of  incorporation  or  organization

         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                                  83814
         --------------------                                  -----
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

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2002 (using the average of the Bid and Asked prices) was $1,332,000

The number of Shares of Common Stock, $.001 par value, outstanding on January 31, 2002 was 46,223,384.

Documents Incorporated by Reference into this Report:  Yes

Transitional Small Business Disclosure Format (check one) Yes [  ]   No [ X ]

                                 EXCHANGE RATES

Except as otherwise indicated, all dollar amounts described in this Form 10(k) Annual Report are expressed in United States dollars ($US).


                                CONVERSION TABLE

For ease of reference, the following conversion factors are provided:

   1 mile = 1.6093 kilometers    1 metric tonne = 2,204.6 pounds
   1 foot = 0.305 meters         1 ounce (troy) = 31.1035 grams
   1 acre = 0.4047 hectare       1 imperial gallon = 4.5546 liters
   1 long ton = 2,240 pounds     1 imperial gallon = 1.2010 U.S. gallons


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

During the fiscal year ending January 31, 2002, the Company completed no material acquisitions.

Prior to and during fiscal year 1999, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. On November 21, 2000, The Company entered into an agreement to sell its Compania Minera Oronorte, S. A., subsidiary, which included the assets of its El

Limon mine and certain other properties to "Grupo de Bullet" (Bullet). Bullet is a privately held Colombian Company that is principally engaged in the development and operation of mineral properties in the country. In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Fischer Watt's decision to withdraw from Colombia resulted from the continued political instability in that country.

The Company had no revenue for the year. General and administrative expenses were $439,794 and exploration expenses were $184,758. The exploration expenses were all related to acquisition of the La Balsa copper property in Mexico.

Operations
----------
With the sale of Oronorte the Company had no cash generating operations. In August 2000, the Company acquired the La Balsa copper property in Mexico. This property has the potential of developing into a profitable copper mine producing SX/EW copper. See Item 2 - Description of Properties for a detailed discussion of this project. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2002. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Cautionary Statements
---------------------
The factors discussed below are believed to be important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.


Exploration Programs and Financing
----------------------------------
The Company intends to continue its exploration program in Mexico and other countries. It is not known if the expenditures to be made by the Company on its mineral properties will result in discoveries of commercial quantities of ore. If the Company's efforts are not successful at individual properties, the expenditures at those properties will be written off.

Regulation
----------
Mining operations and exploration activities are subject to various governmental laws and regulations governing prospecting, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. Licences and permits are required to conduct exploration and mining operations. There is no assurance that such permits will be granted. Amendment to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company. Under certain circumstances, the Company may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

Environmental Laws

The exploration programs conducted by the Company are subject to governmental regulations regarding environmental considerations. Most operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odour, noise, dust, and other environmental protection controls adopted by governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The Company will be responsible for reclamation costs. Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasise the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

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

Calculation of Reserves and Mineral Recovery

There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being mined or dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as the deposit's size, quality, proximity to infrastructure, financing cost and government regulations. Any material change in the quantity of reserves, resource grade, stripping ratio or selling prices may render reserves uneconomic, require a restatement of ore reserves and affect the economic viability of the Company's properties. Canadian National Instrument 43-101 guides the company in the determination of reserves. Short term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of variable ore grades, or other operational problems, may impair the profitability of a mine.

Currency Fluctuations and Foreign Exchange

The Company uses the United States (US) dollar as its currency of display and measurement. The majority of its transactions are denominated in US dollars. The value of the Mexican Peso, as reflected in the exchange rate against the US dollar, has continued to fluctuate but has shown signs of stability as a result of the election of a new President.

Taxation Risks

The tax risks of investing in Mexico and other Latin American countries are substantial. Tax legislation is evolving and is subject to varying interpretations, frequent changes and inconsistent enforcement at the federal, regional and local levels. Taxes payable by Mexican companies to federal, regional and local budgets are high and include corporate profits tax, IVA, payments for subsoil use, assets tax, excise tax, road fund taxes, transport taxes and payroll taxes. Changes to taxation rates may have a material adverse impact on the Company.

Item 2.  DESCRIPTION OF PROPERTY

SUMMARY
-------
The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in the United States and Mexico. The Company's interest in the properties varies on a property-by-property basis.

COLOMBIAN PROPERTIES
--------------------
On November 21, 2000, The Company entered into an agreement to sell its Compania Minera Oronorte, S. A., subsidiary, which included the assets of its El Limon mine and certain other properties to "Grupo de Bullet". In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Bullet assumed the existing liabilities. There is no assurance that Bullet will be successful in its attempt to raise operating capital or return the El Limon mine to profitability. For this reason the receivable is considered to be of no value. The continued political instability in Colombia resulted in the decision to withdraw from the country.

MEXICAN PROPERTY
----------------

Minera Montoro Properties
-------------------------

During 1989,  Fischer-Watt  acquired a 49% interest in Minera Montoro S.A. de C.
V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996 that was increased to 50%. Effective July 1996, the Company's interest was increased to 65%.

In August 2000, Montoro obtained five contiguous mining concessions approximately 15 km east of Lazaro Cardenas, Michoacan. The concessions are referred to as "La Balsa" or "Balsa". The concessions have been expanded from 600 hectares to approximately 1000 hectares. The concessions were obtained as the result of a public auction conducted by Secretaria de Comercio y Fomento Industrial (SECOFI). The concessions primarily contain copper mineralization.

History, Location, Accessibility
--------------------------------
The Balsa copper deposit is located in the state of Michoacan, Mexico, near the port city of Lazaro Cardenas. It is logistically well located and accessibility is excellent. Copper mineralization was discovered on the property by ASARCO in the 1950's. Since then, several companies, including the Mexican subsidiary of Cyprus AMAX Mineral Company (Minera Cuicuilco), have controlled the mineral rights. The property did not meet Cyprus' criteria because of size and the property was idle for several years.

Infrastructure
--------------
The property is located near the port city of Lazaro Cardenas, Michoacan. The area infrastructure is excellent. The city has approximately 300,000 residents and is the home of two steel manufacturing facilities, some steel fabricating plants, and a deep-water port. The port has both container and bulk commodities capabilities. A large fertilizer manufacturing plant (Fertinal) is also located in the port area. The area is served by the TFM railroad, which passes through the property, and Federal Highway 37. Electricity is available from a nearby coal fired generating facility and a hydroelectric plant located at Lake Morelos. Lake Morelos is a man made lake created by the damming of Rio Balsa. Water is available from Lake Morelos. The property is accessed by a state maintained dirt road that serves the communities of San Rafael and El Reno. Approximate distances are shown below.

    Item                      Distance          Item             Distance
    ----                      --------          ----             --------
    Electrical Line           500 m             Phone Line       200 m
    Airport                   12 km             Port             20 km
    Main Road                 150 m             Lazaro Cardenas  15 km
    Lake                      1 km

Geology
-------

The La Balsa property is in a region of predominantly metasedimentary and metavolcanic rocks of Precambrian and Paleozoic ages. This metamorphic complex is overlain by rocks of Cretaceous age, which include limestone, sandstone and shales. Locally, volcanic rocks are interbedded with the sedimentary rocks. This sequence of rocks is intruded by an extensive batholith of granitic to granodioritic composition. This igneous unit is estimated to be of Laramide age.

The geology of the claim area appears to have undergone moderate to strong hydrothermal alteration and weathering. Argillization, sericitization and silicification, which are the resultants of hydrothermal activity, are common. No petrographic descriptions have been completed.

On the basis of the abundance of clays and oxidation, the deposit was divided into three major alteration and mineralization zones: 1) An oxidized zone characterized by the abundance of clay; 2) A rock oxide zone, and 3) A sulfide zone. The three rock types have significant metallurgical differences with the copper recovery in the oxide zone being higher than from the sulfide. The oxide zones may be more extensive than original interpreted projections.

The original copper mineralization in the deposit occurs as chalcopyrite and bornite. Most, if not all, of this type of mineralization is in the quartz monzonite and andesites. In the oxide sectors of the deposit, the oxide copper mineralization occurs principally as malachite with minor amounts of chrysocolla and azurite. These oxide copper minerals are most likely the result of the oxidation of chalcocite. Chalcocite is a secondary copper mineral of supergene origin.

Drilling
Several mining companies have drilled the property since its discovery in the 1950's. The drilling history is summarized below.

           Company           Year             No of Holes              Type                  Status
           -------           ----             -----------              ----                  ------
ASARCO                       1950      Several shallow test holes   Percussion            Unavailable
St. Lucie Exploration        1969            Shallow Holes          Percussion            Unavailable
Minera Cuicuilco             1979                  13               Core                  In database
Minera Cuicuilco             1987                  35               Reverse Circulation
Minera Cuicuilco             1989                  28               Core
Montoro                      2001                  8                Core

Total                                              88

Note:
1.       Minera  Cuicuilco  is  the  Mexican   subsidiary  of  Cyprus  Minerals.
         Subsequent to the drilling Cyprus merged with the Phelps Dodge Corporation.

2.       Reportedly,   work  was  done  on  the  property  by  the  Nevada  Star
         Corporation in 1995-96. Efforts to obtain this information have been unsuccessful.

The 88 drill holes that are in the database represent 3,234 meters of drilling.

On September 28, 2001 the Company began a drilling program at the La Balsa project. This program was initiated to confirm and expand the reserves, provide a better understanding of the geology, and to provide material for additional metallurgical testing. The drilling consisted of 435 meters of core. The work was performed by B.D.W. Drilling, Guadalajara, Jalisco and supervised by Resource Geosciences de Mexico, Hermosillo, Sonora. The samples from the drilling were analyzed in the Vancouver, B.C. laboratory of Bondar Clegg. Results were very favorable with selected assays in excess of 15% copper. Concurrent with the drilling, Seegmiller and Associates, an internationally recognized slope stability firm based in Salt Lake City, Utah, preformed various rock mechanic studies and slope stability analysis. Aguayo and Associates of Hermosillo, Sonora, performed environmental testing for potential acid rock drainage on representative samples.

The La Balsa project is rather unusual because, although it was drilled by several companies since its discovery, no drill core, drill cuttings, sample rejects, pulps, etc. are known to survive.

Metallurgy
----------
The previous owners had metallurgical testing done by Mountain States Research of Tucson, AZ, Metcon Research of Tucson, AZ, and the internal laboratories of Cyprus. Metcon completed the most extensive study and concluded that the material is amenable to heap leaching using sulfuric acid. The results are summarized below.

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

     --------------------------------------------------------------

Feasibility Study
-----------------
In October 2000 the Company retained K D Engineering, Tucson, Arizona, to perform a pre-feasibility study on the Balsa Project. Simultaneously, Mintec, Inc., Tucson, Arizona, was retained to determine the ore reserves and complete a mine design. K D Engineering subcontracted the geotechnical portion of the study to the Tucson office of Golder Associates. The pre-feasibility study was completed on January 4, 2001 and is summarized below.

Reserves
----------------------------------------------------------------

    Class          Type           Tonne            %Cu
----------------------------------------------------------------

Measured      Clay Oxide         556,447          0.998
              Rock Oxide       2,081,640          0.878
              Sulphide         6,481,094          2.677
                               ---------          -----
              Sub Total        9,119,181          2.164

Indicated     Clay Oxide         103,041          0.939
              Rock Oxide       1,246,182          0.548
              Sulphide         2,147,934          0.206
                               ---------          -----
              Sub Total        3,497,157          0.349

Inferred      Clay Oxide           3,221          0.728
              Rock Oxide         186,425          0.442
              Sulphide        11,684,788          0.154
                              ----------          -----
              Sub Total       11,874,434          0.159

Total         Clay Oxide         662,709          0.99
              Rock Oxide       3,514,247          0.74
              Sulphide        20,313,816          0.96
                              ----------          ----
              Total           24,490,772          0.93
----------------------------------------------------------------


----------------------------------------------------------------
    Class          Type           Tonne           Cu%
----------------------------------------------------------------

   Measured   Clay Oxide         659,488          0.989
     And      Rock Oxide       3,327,822          0.754
  Indicated   Sulphide         8,629,028          2.062
                               ---------          -----
              Sub Total       12,616,338          1.661

----------------------------------------------------------------


Total Tonne mined                   3.5 million (Proven & Probable only)
Average Grade of Ore Mined          1.42% Cu
Striping Ratio (Waste to Ore)       0.68:1
Ton per day of refined copper       14
Type of Copper Produced             Electrolytic
Total Capital Requirement           $10 million (Approximately)
Project Life                        7.5 years
Cash Cost per Lb of Cu              $0.54
Revenue @ $0.85 per Lb of Cu        $66 million

Current Metallurgical Testing
-----------------------------

In September 2001 the Company retained Mountain States Research of Tucson, Arizona to perform additional metallurgical testing. This testing is to: A. Confirm the recoveries projected by previous work, B. Develop a process flow sheet for use in a feasibility study, and C. Project processing operating and capital costs. This work is on-going with final results expected June 2002.

Ore Reserves and Mine Design
----------------------------
The Company has retained Mintec of Tucson, AZ to integrate the recently completed drilling into the ore body model, recalculate reserves and update the mine design. A structural geologist has been retained to confirm the geological interpretations. This work is on-going and is projected for completion in the 2nd Quarter of 2002.

Plans for Balsa
---------------
The Company plans to complete a study suitable for financing (i.e. Bankable) by the third quarter of 2002.

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

Management Evaluation
---------------------
Fischer-Watt has eliminated its exploration efforts in the United States and evaluated its property holdings for potential development. Based on this evaluation the properties, with the exception of the Castle, were dropped, assigned to others or returned to their underlying owners.

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

FINANCIAL COMMITMENTS
---------------------
The Company has no lease payments or work commitments related to any domestic property it controls.

Item 3. LEGAL PROCEEDINGS

As part of the agreement to sell Oronorte, Grupo de Bullet assumed all related liabilities.

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

                                              HIGH BID    LOW BID
                                              --------    -------
     Year Ended January 31, 2002
       First Quarter                            $ .03     $ .02
       Second Quarter                             .04       .02
       Third Quarter                              .02       .01
       Fourth  Quarter                            .03       .01

Cash Dividends:
---------------
Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

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

Summary
The Company had no revenue for the year. This lack of revenue was the result of the sale of Oronorte.

On November 21, 2000, the Company entered into an Agreement to sell the assets of its El Limon mine and certain other properties to "Grupo de Bullet". In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. There is no assurance that Bullet will be successful in its efforts to acquire the capital necessary to operate El Limon mine. The receivable from Bullet is considered to be without value.

The Company reported net loss of $634,552 for the year ended January 31, 2002.. For the same time period the General and Administrative expenses were $439,794 and Exploration costs were $184,758 The exploration costs are totally applicable to the La Balsa property. General and Administrative costs increased from $369,133 in the prior year. This increase was the result of costs incurred in acquiring La Balsa. The Company has an accumulated deficit of $16 million and continues to experience negative cash flow. The management plans to place the La Balsa property into production as soon as possible. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of metals. Management's plans may require additional financing or disposition of some of the Company's non-producing assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Short-term Liquidity

As of January 31, 2002 the Company had $6,564 in cash.

On January 31, 2002, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To correct this situation it will be necessary for the Company to acquire additional capital.

Long-term Liquidity:

Cash flows from operations during fiscal 2002 are not expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company anticipates needing additional funding from equity or borrowings.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the company is substantially in compliance with all environmental regulations.

 FISCAL 2001 COMPARED TO FISCAL 2000

Revenues

The Company had no revenues in either year. The enclosed consolidated financial statements have been restated to reflect the sale of Oronorte.

Forward Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities. All of the production is sold on the spot market that is generally the afternoon closing price for metals on the London Metal Exchange
(LME) on the day of delivery. The company plans to continue this policy with future production.

Sales of Mineral Properties

No material income was received from the sale of mineral properties during the year.

Discontinued Operations

The Company discontinued no operations during the fiscal year.

COSTS AND EXPENSES

Selling, General and Administrative:

Selling, general and administrative costs increased from $369,000 in fiscal 2000 to $439,794 in fiscal 2001. The increase was the result of expenses incurred in the acquisition of La Balsa.

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

Other Income and Expenses

Net interest expense remained constant at $10,000 for fiscal 2000 and 2001.

Item 8.  FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retains Stark, Winter, Schenkein & Co, LLP 7535 East Hampden Avenue, Colorado, as its principle independent auditor. There has been no material disagreement between the parties during the fiscal year.

                                    PART III

Item  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                  Positions Held           Position
Name                     Age     With the Company         Held Since
----                     ---     ----------------         ----------

George Beattie           73      Chief Executive Officer  August 27, 1993
                                 President

Gerald D. Helgeson       67      Director                 March 14, 1994
                                 Secretary

Peter Bojtos             53      Director                 April 24, 1996
                                 Vice Chairman
                                 Vice President

James M. Seed            60      Chairman of the Board    June 1, 1996

Jorge E. Ordonez         61      Director                 June 12, 1996

R.M. (Mike) Robb         61      Vice President
                                   of Operations          February 1, 1997(Note)

Note: Mr. Robb resigned his position on January 1, 2002.

All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

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

PETER BOJTOS

Peter Bojtos, P. Eng., was born on March 26, 1949 and received a Bachelor of Science Honours degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 30 years in exploration, production and corporate management. He is a member of the Board of Directors of several natural resource companies. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

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

Mr. Seed became a Director of Fischer-Watt Gold Company, on June 1, 1996, and was appointed Chairman of the Board on October 20, 1999.


Item 11.  EXECUTIVE COMPENSATION.

     The following table presents the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE
                  Annual Compensation       Long Term Compensation
Name and
Principal                  Fiscal
Position                   Year                      Salary $
--------                   ----                      --------

George Beattie,            2001                      100,000
                           2000                      100,000
President, CEO             1999                      100,000
                           1998                      100,000
                           1997                      100,000

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of April 1, 2002.


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
PO Box 222                        Owned indirectly.  Note 1
New York, NY 10274

Peter Bojtos                      1,050,000 shares
Officer and Director              owned directly and
2582 Taft Court                   indirectly.    Note 2             2.4%
Lakewood, CO 80215

James M. Seed                     12,691,600 shares
Director                          owned indirectly, Note 2, 3,     28.6%
and Chairman of the Board
70 South Main Street
Providence, RI 02903

George Beattie                    1,000 shares
Officer and Director              owned directly,
1410 Cherrywood Drive             Note 2                            1.0%
Coeur d' Alene, ID

Gerald D. Helgeson                No shares
Officer and Director              owned directly,
3770 Poppy Lane                   Note 2, 4                         0.0%
Fallbrook, CA

Jorge E. Ordonez                  No shares
Director                          owned directly                    0.0%
Ave. Paseo de                     Note 2
  las Palmas 735-205
Mexico City, Mexico

Directors and                     13,742,600 shares
Officers as a Group               owned directly,
(Six persons)                     and indirectly                   33.0%

Note 1 - Cede & Company is a brokerage clearing company.

Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns no shares, options or warrants directly, but through various related trusts. Mr. Seed was appointed Chairman of the Board on Oct 20, 1999.

Note 4- Mr. Helgeson has assigned all of his options to his wife, Gerald D. Helgeson.

                                   Options and Warrants to Purchase Common Stock
--------------------------------------------------------------------------------------------------------
                                            Weighted                          Date
                                                          ----------------------------------------------
       Issued To            Amount       Exercise Price       Granted       Exercisable     Expires
--------------------------------------------------------------------------------------------------------

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

Peter Bojtos                   500,000        0.05                10/27/99       10/31/99      10/31/04
                               100,000        0.37                  3/1/97         3/1/97       2/28/02
                               100,000        0.11                12/17/98       12/17/98      12/16/03

Jim Seed                       500,000        0.05                10/27/99       10/31/99      10/31/04
                               300,000        0.10                12/30/97       12/31/97      12/31/02
                               500,000        0.05                 2/28/00        2/28/01       2/28/02

Jorge Ordonez                  500,000        0.05                10/27/99       10/31/99      10/31/04

Jerry Helgeson                 500,000        0.05                10/27/99       10/31/99      10/31/04
                               400,000        0.24                 Various        Current

James Christl                   50,000        0.05                 11/5/99        11/6/99       11/6/04

                               200,000        0.05                12/20/99       02/14/00      02/28/02

Jeffery Abbas                  500,000        0.05                 2/28/00        2/28/01       2/28/02

Centex Securities              375,000        0.05                 1/14/00        1/14/00       9/23/03

Barbara Schiller               125,000        0.05                03/16/00       03/16/00      02/28/02

Thomas Brewer                  100,000        0.05                02/07/00       02/14/00      02/28/02

Robert Cornelious              200,000        0.05                02/14/00       02/16/00      02/28/02

Mike Whited                    200,000        0.05                02/10/00       02/14/00      02/28/02
--------------------------------------------------------------------------------------------------------
 Total *                     6,400,000
--------------------------------------------------------------------------------------------------------

*As of April 15/2002
<
Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Jorge E. Ordonez became a Director of the Company on June 5, 1996. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the mining business. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

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

                               FISCHER-WATT GOLD COMPANY, INC.

                               /s/George Beattie
                               --------------------------------------
                                  George Beattie
                                  President, Chief Executive Officer,
                                  (Principal Executive Officer),

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature and Title                                  Date
    -------------------                                  ----


    /s/George Beattie                                    April 8, 2002
    --------------------------------------
       George Beattie
       Acting Chief Financial Officer
       Principal Financial and Accounting Officer)


    /s/Gerald D. Helgeson                                April 8, 2002
    --------------------------------------
       Gerald D. Helgeson
       Director, Secretary

    /s/James M. Seed                                     April 8, 2002
    --------------------------------------
       James M. Seed
       Director
       Chairman of the Board and Director

    /s/George Beattie                                    April 8, 2002
    --------------------------------------
       George Beattie
       President, Chief Executive Officer
       (Principal Executive Officer)

    /s/Peter Bojtos                                      April 8, 2002
    --------------------------------------
       Peter Bojtos
       Director and Vice President
       Vice Chairman of the Board

    /s/Jorge Ordonez                                     April 8, 2002
    --------------------------------------
       Jorge Ordonez
       Director

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries

Contents

Report of Independent Auditors                                   F-2

Financial Statements:
      Consolidated Balance Sheet                                 F-3
      Consolidated Statements of Operations                      F-4
      Consolidated Statement of Stockholders' (Deficit)          F-5
      Consolidated Statements of Cash Flows                      F-6
      Notes to Consolidated Financial Statements                 F-7

Report of Independent Auditors

Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2002 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. and subsidiaries as of January 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no revenue producing operations, and has working capital and stockholder deficiencies as of January 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stark Winter Schenkein & Co., LLP
------------------------------------
   Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 15, 2002

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                January 31, 2002
                                     ASSETS

Current Assets:
  Cash                                                   $       6,564
                                                         -------------

Property and Equipment, net                                        662
                                                         -------------

                                                         $       7,226
                                                         =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                       $      32,132
  Note payable - shareholder                                  100,000
  Accounts payable and accrued expenses - shareholders       1,011,929
                                                         -------------
      Total current liabilities                              1,144,061
                                                         -------------

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                  -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 46,223,384 shares
   issued and outstanding                                       46,223
  Additional paid-in capital                                14,804,609
  Accumulated (deficit)                                    (15,987,667)
                                                         -------------
                                                            (1,136,835)
                                                         -------------
                                                         $       7,226
                                                         =============


See the accompanying notes to the consolidated financial statements.
                                      F-3


               Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                     Years ending January 31, 2001 and 2002

                                                             2001                        2002
                                                             ----                        ----

Revenue                                              $           -               $           -
                                                     --------------              --------------
Costs and expenses:
 Exploration                                                88,843                     184,758
 General and administrative                                369,133                     439,794
                                                     --------------              --------------
                                                           457,976                     624,552
                                                     --------------              --------------
(Loss) from operations                                    (457,976)                   (624,552)
                                                     --------------              --------------
Other income (expense):
 Interest expense                                          (10,000)                    (10,000)
 Other income                                               20,778                           -
                                                     --------------              --------------
                                                            10,778                     (10,000)
                                                     --------------              --------------
(Loss) from continuing operations                         (447,198)                   (634,552)

Discontinued operations:
 (Loss) from the operations of Oronorte (net
   of income tax benefit of $92,000)                      (207,419)                          -
 Gain from the disposition of Oronorte (net
   of income taxes of $731,000)                          1,095,735                           -
                                                     --------------              --------------
Net income (loss) before income taxes                      441,118                    (634,552)

Income taxes (benefit)                                    (639,000)                          -
                                                     --------------              --------------
Net income (loss)                                    $   1,080,118               $    (634,552)
                                                     ==============               =============

Per share information -
  basic and fully diluted

Continuing operations                                $       (0.01)              $       (0.01)
Discontinued operations                                       0.04                         -
                                                     --------------              --------------
Net income (loss) per share                          $        0.03               $       (0.01)
                                                     --------------              --------------
Weighted average shares outstanding                     41,323,384                  45,767,134
                                                     ==============               =============

See the accompanying notes to the consolidated financial statements.


               < Fischer-Watt Gold Company, Inc. and Subsidiaries
                Consolidated Statement of Stockholders (Deficit)
                     Years ending January 31, 2001 and 2002
                                                                Additional
                                           Common Stock         Paid in        Capital Stock    Accumulated
                                     Shares            Amount   Capital         Subscribed       (Deficit)         Total
                                     ------            ------   ----------     -------------    -----------        -----


Balance, January 31, 2000           40,298,384   $     40,298   $ 14,186,021   $     68,750    $(16,433,233)   $ (2,138,164)

Common shares subscribed for              --             --             --           10,000            --            10,000
Issuance of stock subscriptions        800,000            800         36,700        (37,500)           --              --
Issuance of shares for cash          3,300,000          3,300         79,200           --              --            82,500
Contribution to capital                   --             --          175,000           --              --           175,000
Net income for the year                   --             --             --             --         1,080,118       1,080,118
                                    ----------         ------     ----------         ------     -----------        --------

Balance January 31, 2001            44,398,384         44,398     14,476,921         41,250     (15,353,115)       (790,546)

Contribution to capital                   --             --          263,263           --              --           263,263
Issuance of stock subscriptions        825,000            825         40,425        (41,250)           --              --
Issuance of stock for services       1,000,000          1,000         24,000           --              --            25,000
Net (loss) for the year                   --             --             --             --          (634,552)       (634,552)
                                    ----------         ------     ----------         ------    -------------       ---------
Balance, January 31, 2002         $ 46,223,384   $     46,223   $ 14,804,609   $       --      $(15,987,667)   $ (1,136,835)
                 === ====         ============   ============   ============         ======    =============    ============


See the accompanying notes to the consolidated financial statements.
                                      F-5


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                     Years ending January 31, 2001 and 2002

                                                              2001            2002

Cash flows from operating activities:
Net income (loss)                                         $ 1,080,118    $  (634,552)
                                                          ------------       ---------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                 6,444          6,400
   Issuance of common stock for services                         --           25,000
   Gain on the disposition of subsidiary                   (1,095,735)          --
   Net assets (liabilities) of discontinued operations       (495,353)          --
Changes in assets and liabilities:
   Other current assets                                         3,267           --
   Accounts payable                                             7,528        (17,000)
   Accounts payable and accrued expenses - shareholders       245,233        343,066
                                                          ------------       ---------
       Total adjustments                                   (1,328,616)       357,466
                                                          ------------       ---------
  Net cash (used in) operating activities                    (248,498)      (277,086)
                                                          ------------       ---------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities            --             --

Cash flows from financing activities:
   Proceeds from sale of common shares                         92,500           --
   Capital contribution by shareholder                        175,000        263,263
                                                          ------------       ---------
  Net cash provided by financing activities                   267,500        263,263
                                                          ------------       ---------

Increase (decrease) in cash and cash equivalents               19,002        (13,823)

Cash and cash equivalents, beginning of period                  1,385         20,387
                                                          ------------       ---------
Cash and cash equivalents, end of period                  $    20,387    $     6,564
                                                          ============       =========
Supplemental cash flow information:
   Cash paid for interest                                 $      --      $      --
   Cash paid for income taxes                             $      --      $      --

Non cash investing and financing activities:

   Common shares issued for stock subscription            $    37,500    $    41,250

      See the accompanying notes to the consolidated financial statements.
                                      F-6

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

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

Non-producing mineral interests are initially recorded at acquisition cost. The cost basis of mineral interests includes acquisition cost, bonus payments made to attract a joint venture partner, and the cost of exploration and development, less bonus payments received on unproven properties and advance royalty payments received.
                                      F-7

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

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

Revenue Recognition

Sales revenue is recognized upon the production of metals having a fixed monetary value. Metal inventories are recorded at estimated net realizable value, except in cases where there is no immediate marketability at a quoted market price, in which case they are recorded at the lower of cost or net realizable value.
                                      F-8

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

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

Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The assets and liabilities of any foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period, which the foreign subsidiary was owned. The related translation adjustments are reflected in the accumulated translation adjustment section of stockholders' (deficit).

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income taxes to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
                                      F-9

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002


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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

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

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note   2.   Financial    Condition,
Liquidity, and Going Concern

The Company incurred operating losses of $447,198 and $634,552 for the years ended January 31, 2001 and 2002, has a stockholders' deficit of $1,136,835 and a working capital deficiency of $1,137,497 at January 31, 2002. In addition, the Company has no revenue producing operations.

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

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

Note 3. Discontinued Operations

The Company disposed of its subsidiary, Compania Minera Oronorte S.A. ("Oronorte"), which operated a mining property in North Central Colombia during October 2000. Oronorte accounted for all of the Company's operating revenue during the year ended January 31, 2001. In exchange for the Oronorte operations the Company received $3.7 million in the form of a 3% royalty on production sales less any payments or settlements with creditors. The Company will record revenue from the proceeds of this royalty, if any, as received.

The assets and liabilities disposed of consisted principally of accounts receivable, inventory, property and equipment and mineral interests.

The Company recorded a gain of $1,095,735 on the disposal (net of income taxes of $731,000).

Operating results for Oronorte for the year ended January 31, 2001 are shown separately in the accompanying consolidated statements of operations.

Net sales of Oronorte for the year ended January 31, 2001 were $28,915. These amounts are not included in revenue in the accompanying consolidated statements of operations.

Assets and liabilities disposed of consisted of the following on the disposition date:
                    Cash$                              1,625
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
                                                 ===========

                        Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

Note 4. Property and Equipment

Property and equipment consist of the following:

     Furniture and fixtures             $   60,284
     Less: accumulated depreciation         59,622
                                        ----------
                                        $      662
                                        ==========

Depreciation expense charged to operations was $6,444 and $6,400 during the years ended January 31, 2001 and 2002.

Note 5. Notes Payable - Shareholder

During December 1999 a shareholder of the Company advanced $100,000 to the Company to be used to settle the Company's obligation to a vendor. The note evidencing the loan bears interest at prime plus 2% and is payable on December 31, 2002. Accrued interest of $20,000 is included in Accounts payable and accrued expenses - shareholders at January 31, 2002.

Note 6. Stockholders' (Deficit)

During the years ended January 31, 2000 and 2001 the Company accepted subscriptions for 1,625,000 shares of common stock for cash aggregating $78,750. During the years ended January 31, 2001 and 2002 the Company issued 800,000 and 825,000 of the shares subscribed for.

During the year ended January 31, 2001 the Company accepted subscriptions for an additional 50,000 shares of common stock for cash aggregating $10,000. These common shares and the 750,000 common shares described above were issued during the year ended January 31, 2001.

During the year ended January 31, 2001 the Company issued 3,300,000 shares of common stock to a significant shareholder for cash aggregating $82,500. In addition, this shareholder contributed $175,000 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.

During the year ended January 31, 2002, a shareholder contributed $263,263 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

During the year ended January 31, 2002 the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at their fair market value of $25,000.

Note 7.  Common  Stock  Options and
Warrants

During February 2000 the Company issued options to purchase 1,000,000 shares of common stock at $.05 per share (fair value at the time of the grant). These options expire two years from the date of the grant.

During July 2000 the Company issued options to purchase 1,000,000 shares of common stock at $.025 per share (fair value at the time of the grant). These options expire three years from the date of the grant.

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended January 31, 2001: expected life of options of 2.5 years, expected volatility of 143%, risk-free interest rate of 5.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended January 31, 2001 approximated $.01 per option. These results may not be representative of those to be expected in future years.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

January 31,
                             2001                  2002
                             ----                  ----
Net income (loss)
  As reported            $ 1,080,118           $(634,552)
  Pro forma              $ 1,060,118           $(634,552)

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002


Earnings  (loss)  per share - basic and fully diluted
  As reported                $ 0.03        $(0.01)
  Pro forma                  $ 0.03        $(0.01)


The following table summarizes the stock option activity:

                                           Stock         Weighted-average
                                          Options        Price per Share

Outstanding  at  January  31,  2000      7,009,000              $0.24
Granted                                  2,000,000               0.04
Expired                                   (416,000)              1.50
                                         ---------               ----
Outstanding at January 31, 2001
and 2002                                 8,593,000              $0.16
                                         =========              =====

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 2002:

                      Options  Outstanding         Options Exercisable

                                    Weighted-   Weighted-
                  Average           Average     Average
Range of          Number            Contractual Exercise    Number     Exercise
Prices            Outstanding       Life         Price    Exercisable    Price
------            -----------       ----         -----    -----------    -----

$ 0.03            1,000,000          1.4 years   $ 0.03    1,000,000     $0.03
$ 0.05-$0.07      4,761,000          2.0           0.05    4,761,000      0.05
$ 0.11-$0.22      1,800,000          1.5           0.17    1,800,000     0.17
$ 0.37-$0.56        450,000           .6           0.47      450,000     0.47
$ 0.72              200,000           .3           0.72      200,000     0.72
$ 1.15              382,000           .3           1.15      382,000     1.15
                 ----------                               ----------
$ 0.03-$1.15      8,593,000          1.6 years   $ 0.16    8,593,000   $ 0.16
                 ==========                               ===========

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries
                         Notes to Consolidated Financial
                                   Statements
                                January 31, 2002

Note 9. Income Taxes

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January   31,                          2001                  2002
                                       ----                  ----

Domestic                           $ 1,379,537           $(  634,552)
Foreign                               (299,419)                  -
Net income (loss) before taxes     $ 1,080,118           $(  634,552)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January   31,                          2001                  2002
                                       ----                  ----

Federal statutory rate                (34.0)%               (34.0)%
Increase in net  deferred
tax asset valuation allowance          34.0                  34.0
                                       ----                  ----
                                        0.0%                  0.0%
                                       ====                  ====

The Company has federal tax loss carryforwards of approximately $7.5 million and Colombian tax loss carryforwards of approximately $8.0 million at January 31, 2002, which expire from 2003 to 2021.

The net operating loss carryforwards are entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by FAS 109 to allow recognition of a net deferred tax asset.

Note 10.  Transactions with Related Parties

During the years ended January 31, 2001 and 2002 certain employee shareholders deferred salaries and expenses aggregating $224,732 and $333,066. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying consolidated financial statements.