Form 10QSB
period 2002-04-30
FISHER WATT GOLD CO INC
filed 2002-05-30
CIK 844788

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     NINE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                 For the Nine months period ended April 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                              88-0227654
--------------------------------                          -------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification No.)


                  1410 Cherrrywood Dr. Coeur d'Alene, ID 83814
                  --------------------------------------------
                     (Address of principal executive office)

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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2002.

         Common Stock, par value $.001                  46,223,384
         -----------------------------               ----------------
                  Title of Class                     Number of Shares


Transitional Small Business Disclosure Format   Yes [   ]   No [ X ]

                                      Index
                                      -----

Exchange Rates.................................................................1
Conversion Table...............................................................1
Forward Looking Statements.....................................................1
Part 1 - Financial Statements..................................................2
   1.1      Consolidated Balance Sheet.........................................2
   1.4 Basis Of Presentation...................................................
   1.6 Stockholders' Equity....................................................
Part 2 - Management's Discussion and Analysis or Plan of Operations............
   2.1 Organization and Business...............................................
   2.2 Liquidity and Capital Resources.........................................5
      2.2.1 Short Term Liquidity...............................................6
      2.2.2 Long Term Liquidity................................................6
   2.3 Results of Operations...................................................6
   2.4 Revenues................................................................6
   2.5 Costs and Expenses......................................................6
   2.6 Commitments and Contingencies...........................................7
   2.7 Foreign Currency Exchange...............................................7
   2.8 Going Concern Consideration.............................................7
   2.9 Other...................................................................7
   2.10 Cautionary Note Regarding Forward-Looking Statements..................10
Part 3 - Other Information....................................................10
   3.1 Legal Proceedings......................................................10
   3.2 Changes in Securities..................................................10
   3.4 Submission of Matters to a Vote of Security Holders....................11
   3.5 Other information......................................................11
   3.6 Exhibits and Reports on Form 8-K.......................................11

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

 ------------------------------ --------- --------------------------------------
 1 mile = 1.6093 kilometers               1 metric tonne = 2,204.6 pounds
 ------------------------------ --------- --------------------------------------
 1 foot = 0.305 meters                    1 ounce (troy) = 31.1035 grams
 ------------------------------ --------- --------------------------------------
 1 acre = 0.4047 hectare                  1 imperial gallon = 4.5546 liters
 ------------------------------ --------- --------------------------------------
 1 long ton = 2,240 pounds                1 liter = 1.057 U.S. quarts
 ------------------------------ --------- --------------------------------------

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

                FISCHER-WATT GOLD COMPANY, INC. AND SUBSIDIARIES

Part 1 - Financial Statements
                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                         $     14,295
                                                               ------------
Property and equipment, net                                             662
Other assets                                                          8,027
                                                               ------------
                                                                      8,689
                                                               ------------


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current liabilities:
  Accounts payable                                             $     67,446
  Notes payable - shareholders                                      110,500
  Accounts payable and accrued expenses - shareholders            1,033,428
                                                               ------------
      Total current liabilities                                   1,211,374
                                                               ============
Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                    --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 46,223,384 shares
   issued and outstanding                                            46,223
  Additional paid-in capital                                     14,876,809
  Accumulated (deficit)                                         (16,111,422)
                                                               ------------
                                                                 (1,188,390)
                                                               ------------
                                                               $     22,984
                                                               ============


      See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended April 30, 2002 and 2001
                                   (Unaudited)

                                                      2002            2001

Revenue                                         $       --      $       --
                                                ------------    ------------
Costs and expenses:
 Exploration                                          42,147          27,805
 General and administrative                           81,607          87,303
                                                ------------    ------------
                                                     123,754         115,108
                                                ------------    ------------
(Loss) from operations                              (123,754)       (115,108)
                                                ------------    ------------
Other income and (expense):                             --              --
                                                ------------    ------------
Net (loss)                                      $   (123,754)   $   (115,108)
                                                ============    ============
Per share information -
  basic and fully diluted

Net (loss) per share                            $      (0.00)   $      (0.00)
                                                ============    ============
Weighted average shares outstanding               46,223,384      44,398,384
                                                ============    ============





      See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2002 and 2001
                                   (Unaudited)

                                                            2002        2001
                                                        --------    --------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(64,469)   $(51,389)
                                                        --------    --------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities       --          --
                                                        --------    --------

Cash flows from financing activities:
  Net cash provided by financing activities               72,200      48,000
                                                        --------    --------
Increase (decrease) in cash and cash equivalents           7,731      (3,389)

Cash and cash equivalents, beginning of period             6,564      20,387
                                                        --------    --------
Cash and cash equivalents, end of period                $ 14,295    $ 16,998
                                                        ========    ========


       See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2002 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Stockholders' (Deficit)

During the period ended April 30, 2002 a shareholder of the Company contributed $72,200 to the capital of the Company.

Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $16,111,422 and has a stockholders' deficit of $1,188,390 and a working capital deficit of $1,197,079 at April 30, 2002. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to develop mineral properties in Mexico as Mexico is supportive of the mining industry and NAFTA has made doing business there attractive. In addition, the Company has funded its operations from capital contributions from a shareholder.

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

                        FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)

2.2 Liquidity and Capital Resources

2.2.1 Short Term Liquidity

As of April 30, 2002, the Company had $14,295 in cash and accounts payable and accrued expenses of $1,033,428 million.

On April 30, 2002, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

After taxes, Fischer-Watt incurred a net loss of $123,754 for the period ending April 30, 2002. For the three months ending April 2001 the net loss was $115,108. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On April 30, 2002 the accumulated deficit was $16.1 Million

2.2.2 Long Term Liquidity

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

2.3 Results of Operations

The Company had a net loss of $123,754 ($0.00 per share) compared to a net loss of $115,108 ($0.00 per share) in the Three-month's ended April 30, 2002 and 2001 respectively.

2.4 Revenues

The Company had no sales during the period.

2.5 Costs and Expenses

The cost of abandoned mineral interests was $-0- in the three months ending April 30, 2002 and 2001, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative cost was decreased to $81,607 for the three months ending April 30, 2002 from $87,303 for the three months ending April 30, 2001.

Exploration expense increased from $27,805 in the first three months of fiscal 2001 to $42.147 in the first three months of fiscal 2002. The Company had no interest expenses during the period. All exploration cost in the year 2002 to date have been incurred at the La Balsa property in Mexico.

                        FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)


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

2.8 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2002, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16.1 million. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the early part of fiscal 2002. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

On November 21, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Grupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of companies the exploration and development properties in the country. The sale price was US$3.7 million which will be paid as a 3% NSR. If Grupo de Bullet vends the property to a third party within two years the full amount will due upon sale, less a sales commission.

2.9 Other

In August 2000, the Mexican government issued the Company the rights to a series of contiguous mining concessions. The concessions cover approximately 500 hectares and are located 12 km north of Lazaro Cardenas, Michoacan. Work done by previous concession holders includes 42 diamond drill holes, 35 percussion drill holes and a very preliminary feasibility study.

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

                        FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)

--------------------------------------------------------------------------

    Class          Type               Tonne                   %Cu
--------------------------------------------------------------------------

Measured      Clay Oxide            556,447                     0.998
              Rock Oxide          2,081,640                     0.878
              Sulphide            6,481,094                     2.677
                                 ----------                 ----------
              Sub Total           9,119,181                     2.164

Indicated     Clay Oxide            103,041                     0.939
              Rock Oxide          1,246,182                     0.548
              Sulphide            2,147,934                     0.206
                                 ----------                 ----------
              Sub Total           3,497,157                     0.349

Inferred      Clay Oxide              3,221                     0.728
              Rock Oxide            186,425                     0.442
              Sulphide           11,684,788                     0.154
                                 ----------                 ----------
              Sub Total          11,874,434                     0.159

Total         Clay Oxide            662,709                      0.99
              Rock Oxide          3,514,247                      0.74
              Sulphide           20,313,816                      0.96
                                 ----------                 ----------
              Total              24,490,772                      0.93

--------------------------------------------------------------------------



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
Revenue @ $0.85 per Lb of Cu                $66 million

                        FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)


In August 2001 Mexican authorities notified the Company that the challenges to the title had been resolved in the company's favor. Titles were issued the same month.

On September 28, 2001 the Company began a drilling program at the La Balsa project. This program was initiated to confirm and expands the reserves, provide a better understanding of the geology, and to provide material for additional metallurgical testing. The drilling consisted of 435 meters of core. The work was preformed by B.D.W. Drilling, Guadalajara, Jalisco and supervised by Resource Geosciences de Mexico, Hermosillo, Sonora. The samples from the drilling were sent to the laboratory of Bondor Clegg, Vancouver, B.C. for assay. The results of the drilling are shown below.


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
              Inclination      Azimuth     From                     Vertical     Total
  Hole #       Degrees        Degrees      Meters    To Meters     Thickness      Cu %    Ore Type    Zone
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   101            -90            0          13.5        18.0          4.5         1.31      Oxide     West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   102            -90            0          33.0        40.5          7.5         0.99     Sulfide    West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   103            -50           030         0.00        10.5          8.0         3.79      Oxide     West
                                            18.0        28.5          8.0         2.08     Sulfide    West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   104            -90            0           9.0        39.0         30.0         3.87      Oxide     East
                                            39.0        58.5         19.5         2.09     Sulfide    East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   105            -45           090          9.0        51.0         29.7         2.13      Oxide     East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   106             45           315         40.3        60.0         13.9         1.11     Sulfide    East *
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   107            -45           135          8.0        52.5         31.5         2.78      Oxide     East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------
   108            -45           045         12.0        30.0         12.7         1.20      Oxide     East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- --------

*Considered very important for porphyry potential. This hole ended in ore grade mineralization outside the current reserve area.

Concurrent with this work, Seegmiller and Associates, an internationally recognized slope stability firm based in Salt Lake City, Utah, performed various rock mechanic studies and slope stability analysis. Aguayo and Associates of Hermosillo, Sonora, performed environmental testing for potential acid rock drainage on representative samples.
Metallurgical testing is now underway at Mountain States R&D International, Inc. in Vail, Arizona and should be completed by the end of June 2002.

During the above mentioned drill program it was noted that several of the drill holes has terminated in porphyry-style, high grade, copper sulfide mineralization or favorable altered host rocks. This same bornite mineralization and porphyry association had also been noted in the drill logs of some of the 70 holes drilled previously by other companies. Fischer-Watt therefore contracted La Cuesta International, Inc. to determine the potential, and to make specific recommendations for future exploration, of this deeper, primary sulfide, target.

In its conclusions, La Cuesta International noted that some of the drill holes beneath Zone C had intersected the throat of an important, well mineralized, copper-bearing porphyry intrusive and that "The La Balsa project is a porphyry hosted, bornite dominated, copper-silver-gold mineral system". This system may be a member of the "diorite-type" porphyry copper model but additional work is needed in order to verify this determination.

In addition, JRA Geophysics, Inc. reviewed geophysical surveys over La Balsa that had been carried out previously by others. The regional airborne magnetic survey indicates that the main La Balsa mineralization lies in an area where a north-south fault intersects an ENE - WSW striking, regional magnetic high feature. The induced polarization survey data over this area suggests that a 600 meter long sulfide bearing zone exists along the ENE -WSW axis. The zone remains open to the west, north, south and to depth.

Locating the primary source of mineralization at La Balsa could generate tremendous upside potential for Fischer-Watt. This exploration work will not, however, impede the preparation and implementation of the feasibility study for the mining of the surface oxide zones.


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

Part 3 - Other Information

3.1 Legal Proceedings
                  None

3.2 Changes in Securities
                  None

                        FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (UNAUDITED)

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

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------

Date: May 29, 2002                  By: /s/George Beattie
                                        --------------------------------
                                           George Beattie, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)