Form 10QSB
period 2002-07-31
FISCHER  WATT GOLD CO INC
filed 2002-09-04
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
         [X ] SIX MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Six months period ended July 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                                  88-0227654
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

                   1410 Cherrywood Dr. Coeur d'Alene, ID 83814
                   -------------------------------------------
                     (Address of principal executive office)

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

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2002.

Common Stock, par value $.001                                 46,223,384
-----------------------------                              ----------------
      Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format yes [   ]   no [ X ]

                                      Index

Exchange Rates................................................................ 3
Conversion Table.............................................................. 3
Forward Looking Statements.................................................... 3
Item 1 - Financial Statements................................................. 4
   1.1      Consolidated Balance Sheet........................................ 4
   1.2      Statements of Operation........................................... 5
   1.3      Statements of Cash Flow........................................... 6
   1.4      Notes to Consolidated Financial Statements........................ 7
Item 2 - Management's Discussion and Analysis or Plan of Operations........... 8
   2.1      Liquidity and Capital Resources................................... 8
      2.1.1 Short Term Liquidity.............................................. 8
      2.1.2 Long Term Liquidity............................................... 8
   2.2      Results of Operations............................................. 8
   2.3      Revenues.......................................................... 8
   2.4      Costs and Expenses................................................ 9
   2.5      Commitments and Contingencies..................................... 9
   2.6      Foreign Currency Exchange......................................... 9
   2.7      Going Concern Consideration....................................... 9
   2.8 Other..................................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements.................14
Item 3 - Other Information....................................................15
   3.1     Legal Proceedings..................................................15
   3.2     Changes in Securities..............................................15
   3.3     Default in Senior Securities.......................................15
   3.4     Submission of Matters to a vote of Security Holders................15
   3.5     Other Information..................................................15
   3.6     Exhibits and Reports on Form 8-K...................................15

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

------------------------------------- ---------------------------------------
1 mile = 1.6093 kilometers            1 metric tonne = 2,204.6 pounds
------------------------------------- ---------------------------------------
1 foot = 0.305 meters                 1 ounce (troy) = 31.1035 grams
------------------------------------- ---------------------------------------
1 acre = 0.4047 hectare               1 imperial gallon = 4.5546 liters
------------------------------------- ---------------------------------------
1 long ton = 2,240 pounds             1 liter = 1.057 U.S. quarts
------------------------------------- ---------------------------------------

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

Item 1 - Financial Statements

1.1
                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                  July 31, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                               $ 11,521

Property and equipment, net                                               662
Other assets                                                            9,428

                                                                       10,090
                                                                    ---------
                                                                     $ 21,611
                                                                    =========
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                   $ 67,568
  Notes payable - shareholders                                        110,500
  Accounts payable and accrued expenses - shareholders              1,065,428
                                                                    ---------
      Total current liabilities                                     1,243,496
                                                                    ---------
Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                         -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 46,223,384 shares
   issued and outstanding                                              46,223
  Additional paid-in capital                                       14,933,509
  Accumulated (deficit)                                           (16,201,617)
                                                                  -----------
                                                                   (1,221,885)
                                                                  -----------
                                                                     $ 21,611
                                                                  ===========


      See the accompanying notes to the consolidated financial statements.

1.2

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
            Six Months and Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)


                                                                       Six Months                      Three Months
                                                                  2002           2001             2002             2001
                                                            ------------    ------------    ------------    ------------
Revenue                                                     $       --      $       --      $       --      $       --
                                                            ------------    ------------    ------------    ------------
Costs and expenses:
 Exploration                                                      75,880          32,805
 General and administrative                                      138,069         162,071          56,462          74,768
                                                            ------------    ------------    ------------    ------------
                                                                 213,949         194,876          90,195          79,768
                                                            ------------    ------------    ------------    ------------
(Loss) from operations                                          (213,949)       (194,876)        (90,195)        (79,768)
                                                            ------------    ------------    ------------    ------------
Other income and (expense)                                          --              --              --              --
                                                            ------------    ------------    ------------    ------------
Net (loss)                                                  $   (213,949)   $   (194,876)   $    (90,195)   $    (79,768)
                                                            ============    ============    ============    ============
Per share information - basic and fully diluted

Net (loss) per share                                        $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                            ------------    ------------    ------------    ------------
Weighted average shares outstanding                           46,223,384      44,398,384      46,223,384      44,398,384
                                                            ============    ============    ============    ============


      See the accompanying notes to the consolidated financial statements

1.3
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended July 31, 2002 and 2001
                                   (Unaudited)

                                                           2002          2001
                                                        ----------   ----------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(123,943)   $ (74,813)
                                                        ----------   ----------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities               128,900       56,000
                                                        ----------   ----------
Increase (decrease) in cash and cash equivalents            4,957      (18,813)

Cash and cash equivalents, beginning of period              6,564       20,387
                                                        ----------   ----------
Cash and cash equivalents, end of period                $  11,521    $   1,574
                                                        ==========   ==========


      See the accompanying notes to the consolidated financial statements

1.4
                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2002
                                   (UNAUDITED)

Basis of Presentation
---------------------

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

Stockholders' (Deficit)
-----------------------

During the period ended July 31, 2002 a shareholder of the Company contributed $128,900 to the capital of the Company.

During the period ended July 31, 2002 the Company issued 600,000 options to purchase common shares to certain employees. These options are exercisable at $.05 per share and expire during December 2005.

SFAS 123 "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model. These results may not be representative of those to be expected in future years. Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would not have materially changed.

Going Concern Consideration
---------------------------

The Company has incurred substantial operating losses since inception aggregating $16,201,617 and has a stockholders' deficit of $1,221,885 and a working capital deficit of $1,231,975 at July 31, 2002. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity
--------------------------

As of July 31, 2002, the Company had $11,521 in cash and accounts payable and accrued expenses of $1,243,496 million.

On July 31, 2002, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

After taxes, Fischer-Watt incurred a net loss of $90,195 for the three month period ending July 31, 2002 compared to $79,768 for the previous year. For the six months ending July 2001 the net loss was $213,949 compared to $194,876 for the year before. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On July 31, 2002 the accumulated deficit was $16.2 Million

2.1.2 Long Term Liquidity
-------------------------

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

2.2 Results of Operations
-------------------------

The Company had a net loss of $90,195 ($0.00 per share) compared to a net loss of $79,768 ($0.00 per share) in the three-months ended July 31, 2002 and 2001 respectively. The loss for the six months ended July 31, 2002 and 2001 was $213,949 and $194,876 respectively.

2.3 Revenues
------------

The Company had no sales during the period.

2.4 Costs and Expenses
----------------------

The cost of abandoned mineral interests was $-0- in the three months and six months ending July 31, 2002 and 2001, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative cost was decreased to $56,462 for the three months ending July 31, 2002 from $74,768 for the three months ending July 31, 2001. Costs for the six months ended July 31,2002 and 2001 were $138,069 and $162,071 respectively.

Exploration expense increased from $5,000 in the three month period of fiscal 2001 ended July 31 to $33,733 in the same three months of fiscal 2002. All exploration costs in the year 2002 to date have been incurred at the La Balsa property in Mexico. Exploration costs for the first half of 2002, ended July 31, were $75,880 compared to $32,805 the previous year.

Other income (expenses) was $-0- for the period.

2.5 Commitments and Contingencies
---------------------------------

Management is currently unaware of any legal action against the Company.

2.6 Foreign Currency Exchange
-----------------------------

The Company accounts for foreign currency translation in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No.52"). The assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

2.7 Going Concern Consideration
-------------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2002, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16.2 million. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2002. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

On November 21, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Grupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of the company's exploration and development properties in the country. The sale price was US$3.7 million which will be paid as a 3% Net Smelter Return royalty. If Grupo de Bullet vends the property to a third party within two years the full amount will be due upon sale, less a sales commission.

2.8 Other
---------

In August 2000, the Mexican government issued the Company the rights to a series of contagious mining concessions. The concessions cover approximately 500 hectares and are located 12 kilometers north of Lazaro Cardenas, Michoacan. Work done by previous concession holders included 42 diamond drill holes, 35 percussion drill holes and a preliminary feasibility study.

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

--------------------------------------------------------------------------

    Class          Type               Tonne                   %Cu
--------------------------------------------------------------------------

Measured      Clay Oxide             556,447                 0.998
              Rock Oxide           2,081,640                 0.878
              Sulphide             6,481,094                 2.677
              Sub Total            9,119,181                 2.164

Indicated     Clay Oxide             103,041                 0.939
              Rock Oxide           1,246,182                 0.548
              Sulphide             2,147,934                 0.206
              Sub Total            3,497,157                 0.349

Inferred      Clay Oxide               3,221                 0.728
              Rock Oxide             186,425                 0.442
              Sulphide            11,684,788                 0.154
              Sub Total           11,874,434                 0.159

Total         Clay Oxide             662,709                 0.99
              Rock Oxide           3,514,247                 0.74
              Sulphide            20,313,816                 0.96
              Total               24,490,772                 0.93

--------------------------------------------------------------------------

    Class          Type               Tonne                  Cu%
--------------------------------------------------------------------------

   Measured   Clay Oxide             659,488                 0.989
     and      Rock Oxide           3,327,822                 0.754
  Indicated   Sulphide             8,629,028                 2.062
              Sub Total           12,616,338                 1.661

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

On September 28, 2001 the Company began a drilling program at the La Balsa project. This program was initiated to confirm and expand the reserves, provide a better understanding of the geology, and to provide material for additional metallurgical testing. The drilling consisted of 435 meters of core. The work was preformed by B.D.W. Drilling, Guadalajara, Jalisco and supervised by Resource Geosciences de Mexico, Hermosillo, Sonora. The samples from the drilling were sent to the laboratory of Bondar Clegg, Vancouver, B.C. for assay. The results of the drilling are shown below.

                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
  Hole #     Inclination      Azimuth     From       To Meters     Vertical     Total     Ore Type     Zone
               Degrees        Degrees     Meters                   Thickness     Cu %
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   101           - 90            0          13.5        18.0          4.5         1.31      Oxide      West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   102           - 90            0          33.0        40.5          7.5         0.99     Sulfide     West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   103           - 50           030         0.00        10.5          8.0         3.79      Oxide      West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
                                            18.0        28.5          8.0         2.08     Sulfide     West
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
                                            39.0        58.5         19.5         2.09     Sulfide     East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   105            -45           090          9.0        51.0         29.7         2.13      Oxide      East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   106           - 45           315         40.3        60.0         13.9         1.11     Sulfide     East *
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   107           - 45           135          8.0        52.5         31.5         2.78      Oxide      East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------
   108           - 45           045         12.0        30.0         12.7         1.20      Oxide      East
----------- --------------- ------------- ---------- ----------- -------------- --------- ---------- ---------

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

During the above mentioned drill program it was noted that several of the drill holes had terminated in porphyry-style, high grade, copper sulfide mineralization or favorable altered host rocks. This same bornite mineralization and porphyry association had also been noted in the drill logs of some of the 70 holes drilled previously by other companies. Fischer-Watt therefore contracted La Cuesta International, Inc. to determine the potential, and to make specific recommendations for future exploration, of this deeper, primary sulfide, target.

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

In addition, JRA Geophysics, Inc. reviewed geophysical surveys over La Balsa that had been carried out previously by others. The regional airborne magnetic survey indicates that the main La Balsa mineralization lies in an area where a north-south fault intersects an ENE - WSW striking, regional magnetic high feature. The induced polarization survey data over this area suggests that a 600 meter long sulfide bearing zone exists along the ENE - WSW axis. The zone remains open to the west, north, south and to depth.

Locating the primary source of mineralization at La Balsa could generate tremendous upside potential for Fischer-Watt. This exploration work will not, however, impede the preparation and implementation of the feasibility study for the mining of the surface oxide zones.

Metallurgical testing was commenced at Mountain States R&D International, Inc. in Vail, Arizona and was completed, as scheduled, by the end of June, 2002.

The core from the various mineralized zones was characterized into three distinct ore types, namely oxide ore, transitional ore and primary sulfide ore. The head grades of the samples were representative of each of the ore types, namely, oxide ore at 2.75% copper, transitional ore at 1.78% copper and primary sulfide ore at 1.09% copper. Two sets of samples were prepared, one at a crush size of (-) 1 inch and the other at (-) 1/2 inch. These two sets of samples were column leached for 100 days. The (-) 1/2 inch samples returned the best results.

The copper recovery in both the oxide and transitional ores was excellent and acid consumption was low in both cases. The recovery curves for the (-) 1/2 inch samples showed good leaching characteristics with a total recovery of 93.9% of the copper in the oxide ore and 92.4% of the copper in the transitional ore.

The data from the column leach tests was evaluated by Leach, Inc. for the purpose of projecting copper recoveries under various commercial operating scenarios. The test data indicated that copper recovery is controlled by the availability of the leaching reagents and it was calculated that 90 to 92 percent of the copper could be solubilized in 123 days of leaching using typical heap leach operating parameters. Copper recoveries would be somewhat lower than this in practice due to normal inventory build up in the leach heaps and because of operating inefficiencies. Comparable recoveries can be attained in the period between 76 and 245 days of leaching by varying the operating parameters. The precise operating parameters have not yet been established and will be the subject of the engineering design program currently being planned.

The third ore group, the primary sulfide ore, is derived from the deeper La Balsa porphyry mineralization. At the present time this primary sulfide resource represents the second phase of mining that would take place at the property after the oxide and transitional ores have been mined. Copper recovery of 41.7% was much lower in this ore, as expected, and acid consumption was high. However, some interesting metallurgical opportunities were brought to light during the testing. For example, preliminary testwork has indicated that Heavy Media Separation can significantly upgrade this primary sulfide ore prior to flotation. In this way some of the gangue, or waste material, is separated from the ore minerals in a pre-concentration step thereby reducing the quantity of material that has to be treated in the following stage. This reduction would likely appreciably lower the capital cost of the processing plant. There are other options available also for treating the primary sulfide ore and they will be examined as the development of the oxide and transitional sulfide ore moves forward.

Compilation of the feasibility study is now underway and will take several months to complete.


2.9 Cautionary Note Regarding Forward-Looking Statements
--------------------------------------------------------

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

Item 3 - Other Information

3.1 Legal Proceedings
---------------------
     None

3.2 Changes in Securities and Use of Proceeds
---------------------------------------------
     None

3.3 Defaults in Senior Securities
---------------------------------

     None

3.4 Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------
     None

3.5 Other Information
---------------------
      None

3.6 Exhibits and Reports on Form 8-K
------------------------------------

(a) Exhibits

Exhibit No 99.1                 Certification  pursuant to 18 U.S.C. Section
                                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.

Date: September 4, 2002             By:  /s/George Beattie
                                        ---------------------------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)