Form 10QSB
period 2002-10-31
FISCHER  WATT GOLD CO INC
filed 2002-12-03
CIK 844788

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ] NINE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Nine months period ended October 31, 2002

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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2002.

Common Stock, par value $.001                               46,223,384
-----------------------------                               -----------
       Title of Class                                    Number of Shares


Transitional Small Business Disclosure Format  Yes[ ]   No [X]



                                      Index

Exchange Rates.....................................................................................3
Conversion Table...................................................................................3
Forward Looking Statements.........................................................................3
Item 1 - Financial Statements......................................................................4
   1.1      Consolidated Balance Sheet.............................................................4
   1.2      Statements of Operation................................................................5
   1.3      Statements of Cash Flow................................................................6
   1.4      Notes to Consolidated Financial Statements.............................................7


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................8
   2.1      Liquidity and Capital Resources........................................................8
      2.1.1 Short Term Liquidity...................................................................8
      2.1.2 Long Term Liquidity....................................................................8
   2.2      Results of Operations..................................................................9
   2.3      Revenues...............................................................................9
   2.4      Costs and Expenses.....................................................................9
   2.5      Commitments and Contingencies..........................................................9
   2.6      Foreign Currency Exchange..............................................................9
   2.7      Going Concern Consideration............................................................9
   2.8 Other......................................................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements.....................................15
Item 3 - Other Information........................................................................16
   3.1     Legal Proceedings......................................................................16
   3.2
   Changes in Securities..........................................................................16
   3.3     Default in Senior Securities...........................................................16
   3.4     Submission of Matters to a vote of Security Holders....................................16
   3.5     Other Information......................................................................16
   3.6     Exhibits and Reports on Form 8-K.......................................................16


Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

  ------------------------------------- ------------------------------------
  1 mile = 1.6093 kilometers            1 metric tonne = 2,204.6 pounds
  ------------------------------------- ------------------------------------
  1 foot = 0.305 meters                 1 ounce (troy) = 31.1035 grams
  ------------------------------------- ------------------------------------
  1 acre = 0.4047 hectare               1 imperial gallon = 4.5546 liters
  ------------------------------------- ------------------------------------
  1 long ton = 2,240 pounds             1 liter = 1.057 U.S. quarts
  ------------------------------------- ------------------------------------

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

Item 1 - Financial Statements

1.1
                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                October 31, 2002
                                   (Unaudited)

                                 ASSETS

Current assets:
  Cash                                                          $     23,013
                                                                ------------

Property and equipment, net                                              662
Other assets                                                          11,028
                                                                ------------


                                                                $     34,703

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                              $     65,723
  Notes payable - shareholders                                       110,500
  Accounts payable and accrued expenses - shareholders             1,097,429
                                                                ------------
      Total current liabilities                                    1,273,652
                                                                ------------

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                     --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 46,223,384 shares
   issued and outstanding                                             46,223
  Additional paid-in capital                                      14,999,321
  Accumulated (deficit)                                          (16,284,493)
                                                                ------------
                                                                  (1,238,949)
                                                                ------------
                                                                $     34,703
                                                                ============



      See the accompanying notes to the consolidated financial statements.


                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
          Nine Months and Three Months Ended October 31, 2002 and 2001
                                   (Unaudited)


                                                                Nine Months                    Three Months
                                                                -----------                    ------------
                                                          2002             2001             2002           2001
                                                       ------------    ------------    ------------    ------------
Revenue                                                $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------

Costs and expenses:
 Exploration                                                110,425          75,156
                                                                                             34,545          42,351

 General and administrative                                 186,400         244,959          48,331          82,888
                                                       ------------    ------------    ------------    ------------

                                                            296,825         320,115          82,876         125,239
                                                       ------------    ------------    ------------    ------------

(Loss) from operations                                     (296,825)       (320,115)        (82,876)       (125,239)
                                                       ------------    ------------    ------------    ------------

Other income and (expense)                                     --              --              --              --
                                                       ------------    ------------    ------------    ------------

Net (loss)                                             $   (296,825)   $   (320,115)   $    (82,876)   $   (125,239)
                                                       ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                                   $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
                                                       ============    ============    ============    ============

Weighted average shares outstanding                      46,223,384      44,398,384      46,223,384      44,398,384
                                                       ============    ============    ============    ============



      See the accompanying notes to the consolidated financial statements


                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 2002 and 2001
                                   (Unaudited)

                                                                        2002                2001
                                                                      ---------          ---------
Cash flows from operating activities:
  Net cash (used in) operating activities                             $(178,263)         $(141,533)
                                                                      ---------          ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                      --                 --
                                                                      ---------          ---------

Cash flows from financing activities:
  Net cash provided by financing activities                             194,712            125,563
                                                                      ---------          ---------

Increase (decrease) in cash and cash equivalents                         16,449            (15,970)

Cash and cash equivalents, beginning of period                            6,564             20,387
                                                                      ---------          ---------

Cash and cash equivalents, end of period                              $  23,013          $   4,417
                                                                      =========          =========


      See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (UNAUDITED)

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

Stockholders' (Deficit)

During the period ended October 31, 2002 a shareholder of the Company contributed $194,712 to the capital of the Company.

During the period ended October 31, 2002 the Company issued 3,350,000 options to purchase common shares to certain employees. These options are exercisable at $.05 per share and expire from December 2005 to June 2007.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted are estimated at $.05 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 2.65%, a risk-free interest rate of 3%, and expected lives of 5 years from date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

         October 31, 2002

Pro forma net (loss)                        $(464,325)
Pro forma (loss) per share -
    Basic and diluted                       $    (.01)

Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $16,284,493 and has a stockholders' deficit of $1,238,949 and a working capital deficit of $1,250,639 at October 31, 2002. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity

As of October 31, 2002, the Company had $23,013 in cash and accounts payable and accrued expenses of $1,273,652 million.

On October 31, 2002, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

After taxes, Fischer-Watt incurred a net loss of $82,876 for the three month period ending October 31, 2002 compared to $125,239 for the previous year. For the nine months ending October 2002 the net loss was $296,825 compared to $320,115 for the year before. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On October 31, 2002 the accumulated deficit was $16.3 Million

2.1.2 Long Term Liquidity

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

2.2 Results of Operations

The Company had a net loss of $82,876 ($0.00 per share) compared to a net loss of $125,239 ($0.00 per share) in the three-months ended October 31, 2002 and 2001 respectively. The loss for the nine months ended October 31, 2002 and 2001 was $296,825 ($0.01 per share) and $320,115 ($0.01 per share) respectively.

2.3 Revenues

The Company had no sales during the period.

2.4 Costs and Expenses

The cost of abandoned mineral interests was $-0- in the three months and nine months ending October 31, 2002 and 2001, respectively.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative cost was decreased to $48,331 for the three months ending October 31, 2002 from $82,888 for the three months ending October 31, 2001. Costs for the nine months ended October 31,2002 and 2001 were $186,400 and $244,959 respectively.

Exploration expense decreased from $42,351 in the three month period of fiscal 2001 ended October 31 to $34,545 in the same three months of fiscal 2002. All exploration costs in the year 2002 to date have been incurred at the La Balsa property in Mexico. Exploration costs for the first nine months of 2002, ended October 31, were $110,425 compared to $75,156 the previous year.

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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2002, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16.3 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

2.8 Other

Oronorte

On November 21, 2000, the Company announced that it had signed a letter on intent to sell the Oronorte operations to Grupo de Bullet, a Colombian Company. This sale included the El Limon mine and its related support facilities as well as all of the Company's exploration and development properties in the country. The sale price was US$3.7 million, which will be paid as a 3% Net Smelter Return royalty. If Grupo de Bullet vends the property to a third party within two years the full amount will be due upon sale, less a sales commission.

La Balsa

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

--------------------------------------------------------------------------

    Class          Type               Tonnes                  %Cu
--------------------------------------------------------------------------

Measured      Clay Oxide             556,447                    0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                             ----------------        ----------------
              Sub Total            9,119,181                    2.164

Indicated     Clay Oxide             103,041                    0.939
              Rock Oxide           1,246,182                    0.548
              Sulphide             2,147,934                    0.206
                             ----------------        ----------------
              Sub Total            3,497,157                    0.349

Inferred      Clay Oxide               3,221                    0.728
              Rock Oxide             186,425                    0.442
              Sulphide            11,684,788                    0.154
                             ---------------         ----------------
              Sub Total          11,874,434                     0.159

Total         Clay Oxide            662,709                      0.99
              Rock Oxide          3,514,247                      0.74
              Sulphide           20,313,816                      0.96
                             ---------------         ----------------
              Total              24,490,772                      0.93


--------------------------------------------------------------------------
    Class          Type               Tonnes                 Cu%
--------------------------------------------------------------------------

   Measured   Clay Oxide               659,488                    0.989
     and      Rock Oxide             3,327,822                    0.754
  Indicated   Sulphide               8,629,028                    2.062
                             -----------------       ------------------
              Sub Total           12,616,338                      1.661

--------------------------------------------------------------------------

Total Tonnes mined                          3.5 million
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


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
  Hole #     Inclination      Azimuth     From       To Meters      Vertical      Total     Ore Type    Zone
               Degrees        Degrees      Meters                   Thickness       Cu %
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   101           - 90            0          13.5        18.0           4.5          1.31      Oxide     West
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   102           - 90            0          33.0        40.5           7.5          0.99     Sulfide    West
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   103           - 50           030         0.00        10.5           8.0          3.79      Oxide     West
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   104           - 90            0           9.0        39.0          30.0          3.87      Oxide     East
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   105            -45           090          9.0        51.0          29.7          2.13      Oxide     East
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   106           - 45           315         40.3        60.0          13.9          1.11     Sulfide    East *
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   107           - 45           135          8.0        52.5          31.5          2.78      Oxide     East
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------
   108           - 45           045         12.0        30.0          12.7          1.20      Oxide     East
----------- --------------- ------------- ---------- ----------- ---------------- --------- ---------- --------

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

The core from the various mineralized zones was characterized into three distinct ore types, namely oxide ore, transitional ore and primary sulfide ore. The head grades of the samples were representative of each of the ore types, namely, oxide ore at 2.75% copper, transitional ore at 1.78% copper and primary sulfide ore at 1.09% copper. Two sets of samples were prepared, one at a crush size of minus 1 inch and the other at minus 1/2 inch. These two sets of samples were column leached for 100 days. The minus 1/2 inch samples returned the best results.

The copper recovery in both the oxide and transitional ores was excellent and acid consumption was low in both cases. The recovery curves for the minus 1/2 inch samples showed good leaching characteristics with a total recovery of 93.9% of the copper in the oxide ore and 92.4% of the copper in the transitional ore.

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

Mercedes
--------

On October 15, 2002 the Company announced that it had signed a Letter of Agreement with Minera Meridian Minerales S.R.L. de C.V., a subsidiary of Meridian Gold Company Inc., regarding that company's Mercedes gold-silver property in the state of Sonora, Mexico. Meridian had identified several zones of mineralization in the area and Fischer-Watt is specifically interested in one of these areas, namely the Mercedes. This area hosts the Mercedes vein which can be traced for approximately 2 kilometers in a northwest - southeast direction on the property. The vein has a width of from 1meter to 2 meters and it is nearly vertical, thereby making it amenable to efficient underground mining methods.

During the late 1930's, Anaconda Copper Company spent two years conducting an underground exploration program in a short and shallow section of the Mercedes vein. Their work developed a reserve of 45,390 tons, at an average grade of 16.1 grams of gold per tonne (0.47 oz./ton) and 133.7 grams of silver per tonne (3.9 oz./ ton). There is no evidence that Anaconda drilled on the visible surface expression of the vein to expand this small reserve, and they returned the property to the owner. The owner constructed a mill and mined out the developed reserve. No records of the operation are available. Meridian has drilled along the vein, for up to 800 meters south of the zone of previous mining and has encountered mineralization at a similar grade. To date there has been no drilling to the north of the mined zone.

An infill drilling program within the southern 800 meter section of the vein will be required to delineate a potential resource. It is estimated that about 150,000 equivalent gold ounces could be realized in this area. Beyond that, the vein is still open for exploration as it continues to the south. The Mercedes vein is also open to further exploration at depth along the dip.

Under the terms of the agreement Fischer-Watt has the right to acquire approzimately 1,870 hectares by making specific payments and exploration expenditures on the property over a four-year period. At the end of that period Meridian can elect to either receive a 2% Net Smelter Return royalty from all production within a defined area of interest, or it can have a 49% joint venture interest with Fischer-Watt on the defined area of interest. A portion of the property in the agreement is subject to a multi-year purchase agreement with a private owner. When the payments are completed there are no further royalties attached to those properties. The rest of the property is held as government granted concessions. The surface rights to all the area is being purchased from a single owner with minimal annual payments.

Fischer-Watt is in the process of designing an appropriate first phase program to initiate the exploration.


2.9 Cautionary Note Regarding Forward-Looking Statements

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

Item 3 - Other Information

3.1 Legal Proceedings
     None

3.2 Changes in Securities and Use of Proceeds
     None

3.3  Defaults in Senior Securities
      None

3.4 Submission of Matters to a Vote of Security Holders.

     None

3.5 Other Information
      None

3.6 Exhibits and Reports on Form 8-K

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

                         FISCHER-WATT GOLD COMPANY, INC.

Date: December 2, 2002              By:/s/ George Beattie
                                      ----------------------------------
                                           George Beattie, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)