Form 10QSB/A
period 2002-10-31
FISCHER  WATT GOLD CO INC
filed 2003-01-06
CIK 844788

FORM 10-QSB/A
                                   -------------

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


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................8
   2.1      Liquidity and Capital Resources........................................................8
      2.1.1 Short Term Liquidity...................................................................8
      2.1.2 Long Term Liquidity....................................................................8
   2.2      Results of Operations..................................................................9
   2.3      Revenues...............................................................................9
   2.4      Costs and Expenses.....................................................................9
   2.5      Commitments and Contingencies..........................................................9
   2.6      Foreign Currency Exchange..............................................................9
   2.7      Going Concern Consideration............................................................9
   2.8 Other......................................................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements.....................................15
Item 3 - Other Information........................................................................16
   3.1     Controls and Procedures................................................................16
   3.2     Legal Proceedings......................................................................16
   Changes in Securities..........................................................................16
   3.3     Default in Senior Securities...........................................................16
   3.4     Submission of Matters to a vote of Security Holders....................................16
   3.5     Other Information......................................................................16
   3.6     Exhibits and Reports on Form 8-K.......................................................16


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

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted are estimated at $.05 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 265%, a risk-free interest rate of 3%, and expected lives of 5 years from date of vesting.

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

2.1 Liquidity and Capital Resources

The Company had $23,013 as of October 31, 2002.

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

Item 3 - Other Information


3.1 Controls and Procedures

The Company's Chief Executive Officer evaluated the Company's disclosure controls and procedures within the 90 days proceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information requried to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

3.2 Legal Proceedings
     None

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


                         Registrant:

                         FISCHER-WATT GOLD COMPANY, INC.

Date: January 3, 2003               By:/s/ George Beattie
                                      ----------------------------------
                                           George Beattie, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Beattie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Fischer-Watt Gold Company, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c)  presented   in  this   report   our   conclusions   about  the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   Signature




/s/ George Beattie                 Title                         Date
---------------------        ------------------------       ------------------
    George Beattie           President/Chief Executive      January 3, 2003
                             Officer