Form 10KSB
period 2003-01-31
FISCHER  WATT GOLD CO INC
filed 2003-05-15
CIK 844788

U. S. SECURITIES AND EXCHANGE
                          COMMISSION WASHINGTON, D. C.
                                      20549
                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                   For the fiscal year ended January 31, 2003


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES  EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from    to
Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                    88-0227654
-------------------------------                 -------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization                  Identification No.)

         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                                  83814
  (Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, $0.001 Par Value
                                   (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The issuer's revenues for its most recent fiscal year were 0


The aggregate market value of the voting stock held by non-affiliates as of April 1, 2003(using the average of the Bid and Asked prices) was $1,858,935

The number of Shares of Common Stock, $.001 par value, outstanding on January 31, 2002 was 46,473,384.


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


                                CONVERSION TABLE

For ease of reference, the following conversion factors are provided:

       ---------------------------------------------------------------------
       1 mile = 1.6093 kilometers          1 metric tonne = 2,204.6 pounds
       ---------------------------------------------------------------------
       1 foot = 0.305 meters               1 ounce (troy) = 31.1035 grams
       ---------------------------------------------------------------------
       1 acre = 0.4047 hectare             1 imperial gallon = 4.5546 liters
       ---------------------------------------------------------------------
       1 long ton = 2,240 pounds           1 imperial gallon = 1.2010 U.S.
                                           gallons
       ---------------------------------------------------------------------



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

Prior to and during fiscal year 1999, the Company's only producing metals property was the El Limon Mine in the Oronorte district in Colombia, South America. On November 21, 2000, the Company entered into an agreement to sell its Compania Minera Oronorte, S. A., subsidiary, which included the assets of its El Limon mine and certain other properties to "Grupo de Bullet" (Bullet). Bullet is a privately held Colombian company that is principally engaged in the development and operation of mineral properties in that country. In consideration of this agreement the Company will receive $US3.7 million which will be paid as a production royalty. Fischer Watt's decision to withdraw from Colombia resulted from the continued political instability in that country.

During fiscal 2002 the Company continued with its exploration and feasibility study work on its La Balsa copper project in Michoacan, Mexico. As a result of encouraging leach test results on the metallurgical behavior of the Transitional oxide zone ores an additional drill program has been designed to try to expand the reserves of the Transitional oxide zone, which lies beneath the oxide capping. Furthermore, the Company is encouraged by the potential of discovering primary copper porphyry mineralization at depth.

In October 2002 FWG signed a Letter Agreement with Minera Meridian Minerales S.R.L. de C.V., a subsidiary of Meridian Gold Company Inc., regarding that company's Mercedes gold-silver property in the state of Sonora, Mexico. Meridian had identified several zones of mineralization in the area and Fischer-Watt is specifically interested in one of these areas that hosts the Mercedes vein. This vein may be amenable to narrow-vein underground mining methods. Fischer-Watt is in the process of designing an appropriate first phase program to initiate exploration on this property.

The Company had no revenue for the year. General and administrative expenses were $395,363 and exploration expenses were $189,743. The exploration expenses were all related to exploration and feasibility study work at the La Balsa copper property in Mexico.


Operations
----------

With the sale of Oronorte the Company had no cash generating operations. In August 2000, the Company acquired the La Balsa copper property in Michoacan, Mexico. This property has the potential of developing into a profitable copper mine producing SX/EW copper. In October 2002 FWG acquired an option to explore the Mercedes property in the State of Sonora, Mexico. This is a property which hosts a gold/silver bearing vein that may be amenable to narrow-vein style underground mining. See Item 2 - Description of Properties for a detailed discussion of these projects. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2003. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

MEXICAN PROPERTIES
------------------


Minera Montoro Properties
-------------------------


During 1989,  Fischer-Watt  acquired a 49% interest in Minera Montoro S.A. de C.
V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. During the fiscal year ended January 31, 1996 that was increased to 50%. Effective July 1996, the Company's interest was increased to 65%.

The La Balsa Property
---------------------

In August 2000, Montoro obtained five contiguous mining concessions approximately 15 km east of Lazaro Cardenas, Michoacan. The concessions are referred to as "La Balsa" or "Balsa". The concessions have been expanded from 600 hectares to approximately 1000 hectares. The concessions were obtained as the result of a public auction conducted by Secretaria de Comercio y Fomento Industrial (SECOFI). The concessions primarily contain copper mineralization. Minera Montoro owns 100% of the rights to the concessions and therefore FWG controlled 65% of the assets at the time of acquisition. The exploration and feasibility studies on the property have been funded through cash contributions to the project from Mr. James Seed, Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $520,000 and has earned about 13% in the project. FWG has been diluted to approximately a 52% position.


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


During FWG's drill program it was noted that several of the drill holes had terminated in porphyry-style, high grade, copper sulfide mineralization or favorable altered host rocks. This same bornite mineralization and porphyry association had also been noted in the drill logs of some of the 70 holes drilled previously by other companies. Fischer-Watt therefore contracted La Cuesta International, Inc. to determine the potential, and to make specific recommendations for future exploration, of this deeper, primary sulfide, target.

In its conclusions, La Cuesta International noted that some of the drill holes beneath Zone C had intersected the throat of an important, well-mineralized, copper-bearing porphyry intrusive and that "The La Balsa project is a porphyry hosted, bornite dominated, copper-silver-gold mineral system". This system may be a member of the "diorite-type" porphyry copper model but additional work is needed in order to verify this determination.

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

Drilling
--------

Several mining companies have drilled the property since its discovery in the 1950's. The drilling history is summarized below.

-----------------------------------------------------------------------------------------------------------------------------
           Company                Year                  No of Holes                          Type                   Status
-----------------------------------------------------------------------------------------------------------------------------
ASARCO                            1950           Several shallow test holes        Percussion                 Unavailable
St. Lucie Exploration             1969                 Shallow Holes               Percussion                 Unavailable
Minera Cuicuilco                  1979                       13                    Core                       In database
Minera Cuicuilco                  1987                       35                    Reverse Circulation
Minera Cuicuilco                  1989                       28                    Core
Montoro                           2001                       8                     Core

Total                                                        88
-----------------------------------------------------------------------------------------------------------------------------


Note:
1. Minera Cuicuilco is the Mexican subsidiary of Cyprus Minerals. Subsequent to the drilling Cyprus merged with the Phelps Dodge Corporation.
2. Reportedly, work was done on the property by the Nevada Star Corporation in 1995-96. Efforts to obtain this information have been unsuccessful.


The 88 drill holes that are in the database represent 3,234 meters of drilling.

On September 28, 2001 the Company began a drilling program at the La Balsa project. This program was initiated to confirm and expand the reserves, provide a better understanding of the geology, and to provide material for additional metallurgical testing. The drilling consisted of 435 meters of core. The work was performed by B.D.W. Drilling, Guadalajara, Jalisco and supervised by Resource Geosciences de Mexico, Hermosillo, Sonora. The samples from the drilling were analyzed in the Vancouver, B.C. laboratory of Bondar Clegg. Results were most favorable with selected assays in excess of 15% copper.

                                    LA BALSA
                                    --------
                          SIGNIFICANT DRILL INTERCEPTS
                          ----------------------------

--------------------------------------------------------------------------------------------------------------

  Hole #     Inclination      Azimuth     From       To Meters     Vertical     Total     Ore Type    Zone
               Degrees        Degrees      Meters                  Thickness      Cu %
--------------------------------------------------------------------------------------------------------------
   101           - 90            0          13.5        18.0          4.5         1.31      Oxide     West
--------------------------------------------------------------------------------------------------------------
   102           - 90            0          33.0        40.5          7.5         0.99     Sulfide    West
--------------------------------------------------------------------------------------------------------------
   103           - 50           030         0.00        10.5          8.0         3.79      Oxide     West
                                            18.0        28.5          8.0         2.08     Sulfide    West
--------------------------------------------------------------------------------------------------------------
   104           - 90            0           9.0        39.0         30.0         3.87      Oxide     East
                                            39.0        58.5         19.5         2.09     Sulfide    East
--------------------------------------------------------------------------------------------------------------
   105            -45           090          9.0        51.0         29.7         2.13      Oxide     East
--------------------------------------------------------------------------------------------------------------
   106           - 45           315         40.3        60.0         13.9         1.11     Sulfide    East *
--------------------------------------------------------------------------------------------------------------
   107           - 45           135          8.0        52.5         31.5         2.78      Oxide     East
--------------------------------------------------------------------------------------------------------------
   108           - 45           045         12.0        30.0         12.7         1.20      Oxide     East
--------------------------------------------------------------------------------------------------------------


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

Reserves

----------------------------------------------------------------


    Class          Type           Tonne              %Cu

  Measured      Clay Oxide         556,447          0.998
                Rock Oxide       2,081,640          0.878
                  Sulphide       6,481,094          2.677
                                 ---------       --------
              Sub Total          9,119,181         2.164

Indicated     Clay Oxide           103,041         0.939
              Rock Oxide         1,246,182         0.548
              Sulphide           2,147,934         0.206
                                 ---------       --------
              Sub Total          3,497,157         0.349

Inferred      Clay Oxide             3,221         0.728
              Rock Oxide           186,425         0.442
              Sulphide          11,684,788         0.154
                                 ---------       --------
              Sub Total         11,874,434         0.159

Total         Clay Oxide           662,709          0.99
              Rock Oxide         3,514,247          0.74
              Sulphide          20,313,816          0.96
                                 ---------       --------
              Total             24,490,772          0.93




    Class          Type           Tonne             Cu%

   Measured   Clay Oxide           659,488         0.989
     And      Rock Oxide         3,327,822         0.754
  Indicated   Sulphide           8,629,028         2.062
              Sub Total         12,616,338         1.661
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
Revenue @ $0.85 per Lb of Cu                $66 million


Current Metallurgical Testing
-----------------------------

In September 2001 the Company retained Mountain States R&D International of Tucson, Arizona to perform additional metallurgical testing. This testing was completed by July 2002.

The core from the various mineralized zones was characterized into three distinct ore types, namely oxide ore, transitional oxide ore and primary sulfide ore. The head grades of the samples were representative of each of the ore types, namely, oxide ore at 2.75% copper, transitional oxide ore at 1.78% copper and primary sulfide ore at 1.09% copper. Two sets of samples were prepared, one at a crush size of minus 1 inch and the other at minus 1/2 inch. These two sets of samples were column leached for 100 days. The minus 1/2 inch samples returned the best results.

The copper recovery in both the oxide and transitional oxide ores was excellent and acid consumption was low in both cases. The recovery curves for the minus 1/2 inch samples showed good leaching characteristics with a total recovery of 93.9% of the copper in the oxide ore and 92.4% of the copper in the transitional oxide ore.

The data from the column leach tests was evaluated by Leach, Inc. for the purpose of projecting copper recoveries under various commercial operating scenarios. The test data indicated that copper recovery is controlled by the availability of the leaching reagents and it was calculated that 90 to 92 percent of the copper could be solubilized in 123 days of leaching using typical heap leach operating parameters. Copper recovery would be somewhat lower than this in practice due to normal inventory build-up in the leach heaps and because of operating inefficiencies. Comparable recoveries can be attained in the period between 76 and 245 days of leaching by varying the operating parameters. The precise operating parameters have not yet been established and will be the subject of the engineering design program currently being planned.

The third ore group, the primary sulfide ore, is derived from the deeper La Balsa porphyry mineralization. At the present time this primary sulfide resource represents the second phase of mining that would take place at the property after the oxide and transitional oxide ores have been mined. Copper recovery of 41.7% was much lower in this ore, as expected, and acid consumption was high. However, some interesting metallurgical opportunities were brought to light during the testing. For example, preliminary testwork has indicated that Heavy Media Separation can significantly upgrade this primary sulfide ore prior to flotation. In this way some of the gangue, or waste material, is separated from the ore minerals in a pre-concentration step thereby reducing the quantity of material that has to be treated in the following stage. This reduction would likely appreciably lower the capital cost of the processing plant. There are other options available also for treating the primary sulfide ore and they will be examined as the development of the oxide and transitional oxide ore moves forward.

Ore Reserves and Mine Design
----------------------------

The Company retained Mintec of Tucson, AZ to integrate the recently completed drilling into the ore body model, recalculate reserves and update the mine design. A structural geologist was retained to confirm the geological interpretations. Further work on this aspect of the deposit has been deferred until after the results of the proposed next drill program are available.


Plans for Balsa
---------------

As a result of the determinations made by La Cuesta International, FWG has decided to carry out additional drilling to quantify the extent of the primary copper sulphide mineralization and to determine if a copper porphyry system is lying directly below the current ore zones. In addition, the additional drilling will be used to locate and quantify any further transitional oxide zone mineralization. This drilling, for about 1,200 meters of HQ sized core in 15 holes, is being planned to be carried out in 2003 once funding of the program has been ascertained. The results will then be incorporated in the feasibility study, which will be restarted at that time.

The Mercedes Property
---------------------

On October 15, 2002 the Company announced that it had signed a Letter of Agreement with Minera Meridian Minerales S.R.L. de C.V., a subsidiary of Meridian Gold Company Inc., regarding that company's Mercedes gold-silver property in the state of Sonora, Mexico. Meridian had identified several zones of mineralization in the area and Fischer-Watt is specifically interested in one of these areas, namely the Mercedes. This area hosts the Mercedes vein which can be traced for approximately 2 kilometers in a northwest - southeast direction on the property. The vein has a width of from 1 meter to 2 meters and it is nearly vertical, thereby making it amenable to narrow-vein underground mining methods.

History, Location, Accessibility
--------------------------------

The Mercedes property is in the north of the State of Sonora, Mexico in the western foothills of the Sierra Madre Occidental at a general elevation of about 4,000 feet above sea level. The topography is rugged and hilly and is crossed by V-shaped river valleys.

The property is approximately 70 kilometers southeast of the town of Magdalena de Kino with access to the western boundary of the property via paved road. There are numerous gravel roads crossing the property allowing vehicle access to most parts.

The property is in a semi-arid region with the summer months being characterized by hot days and cool nights with rains between July and September. The winter months are cool to cold due to the elevation of the property.

The land has a thin soil cover which hosts scrub bushes, deciduous trees and cacti. There are small areas of grassland allowing for some cattle ranching

During the late 1930's, Anaconda Copper Company spent two years conducting an underground exploration program in a short and shallow section of the Mercedes vein. Their work developed a reserve of 45,390 tons, at an average grade of 16.1 grams of gold per tonne (0.47 oz./ton) and 133.7 grams of silver per tonne (3.9 oz./ ton). There is no evidence that Anaconda drilled on the visible surface expression of the vein to expand this small reserve, and they returned the property to the owner. The owner constructed a mill and mined out the developed reserve. No records of the operation are available. Meridian has drilled along the vein, for up to 800 meters south of the zone of previous mining and has encountered mineralization at a similar grade. To date there has been no drilling to the north of the mined zone.

Geology
-------

The entire property is covered with a series of Tertiary age volcanic sequences. The oldest of these units are the Lower Volcanics that are andesites composed of hornblende rich porphyritic flows and flow breccias. The Upper Volcanics are a series of fine-grained felsic tuffs. The whole area was then covered with a latite lava sequence. Subsequent erosion of the latites has created several windows where the volcanics are exposed. Low sulphidation epithermal mineralization in the form of veining is observed in these volcanics. One of these veins is known as the Mercedes Vein.

The Mercedes Vein
The Mercedes Vein is a highly siliceous, vertical to sub-vertical, vein that strikes NW-SE. The vein is 1 to 2 meters wide. The host rock in the immediate area of the vein is a green colored, lithic rich, andesite tuff. The wall rocks are reportedly anomalous in gold but generally at the trace level. The vein is a breccia vein containing chalcedony and quartz. It is white in color, hard and probably quite abrasive.

To the northwest the vein extends to the property boundary and is observed to continue for a short distance on the adjoining property before being deflected to the north by a latite intrusive body. The vein extends southeast and has been observed in outcrop and drilling along a strike length of about 2.5 kilometers. The longitudinal trace of the vein is highly predictable but disjointed because of cross-cutting faults. As the vein is followed to the southeast the style of mineralization and chemical alteration suggests that it is at a higher epithermal level of emplacement. High-level stockworks can be observed.

Part of the middle section of the vein was mined in the late 1930's. The mining method was open-stoping from the surface to a depth of about 100 meters. Mine workings were up to 4 meters in width. Ground support was minimal with occasional pillars and random stulls. The ground appears quite competent. It appears that the vein was horse-tailing in the main mining area as occasional parallel workings can be observed in the footwall. The main workings extend over a length of about 100 meters.

Meridian drilled 21 reverse-circulation drill holes along a series of cross-sections starting around the previous mine workings near the north-west property boundary and extending south-east for about 1.5 kilometers. The higher grades were encountered in association with chalcedonic silica rich portions of the vein in conjunction with a hematitic alteration around the vein at these points.

Exploration Plans
-----------------

An infill drilling program within the southern 800 meter section of the vein will be required to delineate a potential resource. It is estimated that a target of about 150,000 equivalent gold ounces could be realized in this area. Beyond that, the vein is still open for exploration as it continues to the south. The Mercedes vein is also open to further exploration at depth along the dip.

Fischer-Watt is in the process of designing an appropriate first phase program to initiate the exploration.

Property Ownership
------------------

Under the terms of its agreement Fischer-Watt has the right to acquire approximately 1,870 hectares by making specific semi-annual payments, over a four-year period, to the six underlying land-owners. These payments will total $724,500. When the payments are completed there are no royalties attributable to the original land-owners. The rest of the property is held as government granted concessions At the end of the payment period Meridian can elect to either receive a 2% Net Smelter Return royalty from all production within a defined area of interest, or it can have a 49% joint venture interest with Fischer-Watt on the defined area of interest.


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


None of the known legal proceedings will have a material effect on the company.



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

                                                     HIGH BID       LOW BID
                                                     --------       -------
     Year Ended January 31, 2003
       First Quarter                                   $ 0.01       $  0.07
       Second Quarter                                    0.02          0.13
       Third Quarter                                     0.02          0.07
       Fourth Quarter                                   0.022        0.0125


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


At the close of the fiscal year there were 632 beneficial holders of common shares. Approximately 27% of the outstanding stock is controlled, through various trusts, by Jim Seed, Chairman of the Board.


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

Summary
-------

The Company had no revenue for the year.

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

The Company reported net loss of $586,422 for the year ended January 31, 2003. For the same time period the General and Administrative expenses were $395,363 and Exploration costs were $189,743. The exploration costs are totally applicable to the exploration and feasibility study work being carried out on the La Balsa property and compare to a similar amount of $184,758 spent on the property the previous year. General and Administrative costs decreased slightly from $439,794 in the prior year. The Company has an accumulated deficit of $16.6 million and continues to experience negative cash flow. The management plans to place the La Balsa property into production as soon as possible. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of metals. Management's plans may require additional financing or disposition of some of the Company's assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Liquidity and Financial Condition
---------------------------------

As of January 31, 2003 the Company had negative working capital of $(1,308,702) made up of cash current assets of $ 64,160 and current liabilities of $ 1,372,862 including related party liabilities of $1,241,379. On January 31, 2003, the Company's current ratio of current assets to current liabilities was therefore less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. Cash flows from operations during fiscal 2003 are not expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company anticipates needing additional funding from equity or borrowings. However, it is presently uncertain if any such financing in adequate amounts will be available to the Company, or will be available on terms acceptable to the Company.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. FWG has experienced losses for the years ended
January 31, 2003 and 2002 of $(586,422) and $(634,552) respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operations was $(243,709) for the year ended January 31, 2003 as compared to $(277,086) used over the corresponding period a year earlier.

Cash flows from investing activities increased to $301,305 from $263,263 the previous year. This reflects a slight increase in capital contribution to the La Balsa project by a related party shareholder of $271,305 from $263,263 the prior year as well as proceeds of $30,000 (nil the prior year) from the exercise of stock options.

Other
-----

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the company is substantially in compliance with all environmental regulations.


 Forward Sales of Precious Metals
 --------------------------------

The Company does not presently employ forward sales contracts or engage in any hedging activities. All of the production is sold on the spot market that is generally the afternoon closing price for metals on the London Metal Exchange
(LME) on the day of delivery. The company plans to continue this policy with future production.


Sales of Mineral Properties
---------------------------

No material income was received from the sale of mineral properties during the year.

Discontinued Operations
-----------------------

The Company discontinued no operations during the fiscal year.

COSTS AND EXPENSES
------------------


General and Administrative:
---------------------------

General and administrative costs decreased from $439,794 in fiscal 2001 to $395,363 in fiscal 2002.


Other Income and Expenses
-------------------------

Net interest expense of $5,500 is the interest on the $100,000 related party shareholder loan compared to interest of $10,000 the previous year. In addition, the Company received a Federal tax refund and a refund from its Insurer totaling $4,184 during the year. There was no Other Income the prior year.


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


                                    PART III

Item  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                             Positions Held Position
Name                     Age         With the Company           Held Since
----                     ---         ----------------           ----------
George Beattie           75          Chief Executive Officer    August 27, 1993
                                     President

Gerald D. Helgeson       69          Director                   March 14, 1994
                                     Secretary

Peter Bojtos             54          Director                   April 24, 1996
                                     Vice Chairman
                                     Vice President

James M. Seed            62          Chairman of the Board      June 1, 1996

Jorge E. Ordonez         63         Director                    June 12, 1996



All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.


The position of Chief Financial Officer has been vacant since the resignation of Ms. Michele Wood on April 13, 1998. The duties of the CFO are fulfilled by other Company executives and outside accountants. The Audit Committee is composed of Messrs. Helgeson, Seed and Ordonez who are all independent directors. Each of these directors is financially literate but none of them is a financial expert.


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

From 1992 to August 1993 he was President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. Prior to that Mr. Bojtos held several key positions, including vice-president of Corporate Development, during his twelve years with Kerr Addison Mines, Limited.


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


                           SUMMARY COMPENSATION TABLE

                   Annual Compensation Long Term Compensation

Name and
Principal                  Fiscal
Position                   Year              Salary $
--------                   ----              --------
George Beattie,            2002              100,000
President, CEO             2001              100,000
                           2000              100,000
                           1999              100,000
                           1998              100,000


The Company's chief executive officer is also a director. Directors receive no cash compensation for their services except directors who are not employees receive a communications allowance of $250 each six months. All directors and officers participate in the Company's stock option plan.

Due to a severe cash shortage, none of the executives or employees of the Company were paid during the year. The moneys due are included in accounts payable and accrued expenses - shareholders. Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of April 1, 2003.

Name and Address of                         Amount and nature of                     % of
beneficial owner                            beneficial ownership                    Class
------------------                          --------------------                    -----

Cede & Co.                                  28,586,803 Shares                          61.5
PO Box 222                                  Owned indirectly.  Note 1

New York, NY 10274


Peter Bojtos                                2,050,000 shares
Officer and Director                        owned directly and
2582 Taft Court                             indirectly.    Note 2                       4.4%
Lakewood, CO 80215


James M. Seed                               12,691,600 shares
Director and Chairman of
the Board  owned indirectly,

70 South Main Street                        Note 2, 3,                                 27.3%
Providence, RI 02903


George Beattie                              1,000 shares
Officer and Director                        owned directly,

1410 Cherrywood Drive                       Note 2                                      0.1%
Coeur d' Alene, ID


Gerald D. Helgeson                          No shares
Officer and Director                        owned directly,
3770 Poppy Lane                             Note 2, 4                                   0.0%
Fallbrook, CA

Jorge E. Ordonez                            No shares
Director                                    owned directly                              0.0%
Ave. Paseo de las Palmas 735-205            Note 2
Mexico City, Mexico


Directors and                               14,742,600 shares
Officers as a Group                         owned directly,
(Six persons)                               and indirectly                             31.5%


 Note 1 - Cede & Company is a brokerage clearing company.

 Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns no shares, options or warrants directly, but through various related trusts. Mr. Seed was appointed Chairman of the Board on Oct 20, 1999.

Note 4- Mr. Helgeson has assigned all of his options to his wife, Madelynne Helgeson.

       Options to purchase Common Stock Granted to Directors and Officers as of April 15, 2003

                        Amount          Price           Granted         Expires
                        --------------------------------------------------------
George Beattie          500,000         0.01            10/27/99        10/31/03
                        500,000         0.05            06/02/02        06/30/07
                        250,000         0.16            11/28/98        10/31/03

Peter Bojtos            100,000         0.11            12/17/98        12/16.03

James Seed              500,000         0.01            10/27/99        10/31/05
                        500,000         0.05            06/02/02        06/30/07

Jorge Ordonez           500,000         0.01            10/27/99        10/31/05
                        500,000         0.01            06/02/02        06/30/07

Jerry Helgeson          500,000         0.01            10/27/99        10/31/05
                        500,000         0.05            06/02/02        06/30/07


Indebtedness of  Directors and Officers

No Company directors or officers are indebted to the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


 Mr. Jorge E. Ordonez became a Director of the Company on June 5, 1996. Mr. Ordonez has numerous interests and is a director of Hecla Mining Company, which is also in the mining business. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. During the past two fiscal years no significant or material transactions have occurred between the Company and Montoro.

 The Company owed Kennecott Exploration Company (Kennecott) $500,000 plus accrued interest for various business transactions occurring in 1995 and 1996. On March 1999, Kennecott forgave this obligation in return for a one-time payment of $100,000. The Company borrowed the payment from Mr. James Seed, a Director and Chairman of the Board, under normal commercial conditions with payment due in March 2001. The amount has not yet been repaid and is accruing interest at an annual rate calculated at prime plus 2%.

 The exploration and feasibility studies on the La Balsa property have been largely funded through cash contributions to the project from Mr. James Seed, Director and Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $520,000 and has earned about 13% in the project.

 Due to a severe cash shortage, executives of the corporation have been deferring the payment of their salaries. Mr. George Beattie, President and Chief Executive Officer, is owed $421,667 and Mr. Peter Bojtos, Vice-President, is owed $210,834. These amounts are included in accounts payable and accrued expenses - shareholders.

Item 14. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.
 -------------------------------------------------

 Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

 Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV
                                     -------


Item 15. EXHIBITS AND REPORTS ON FORM 8-K.

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

7 10 Option effective February 1, 1997, whereby Fischer-Watt Gold Company, Inc., Grant R. M. Robb an option to purchase 100,000 shares of restricted common stock. And incorporated herein by reference.

8 10 Option effective October 31, 2000, whereby Fischer-Watt Gold Company, Inc., Grant George Beattie, Peter Bojtos, Jim Seed, Jorge Ordonez, Jerry Helgeson and
R. M. Robb each an option to purchase 100,000 shares common stock and incorporated herein by reference.

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

   FISCHER-WATT GOLD
     COMPANY, INC.


                      /s/  George Beattie
                      ----------------------------------------
                           President, Chief Executive Officer,
                           (Principal Executive Officer),

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature and  Title                                          Date
      --------------------                                          ----

     /s/ George Beattie                                           May 14, 2003
     --------------------------------------
         George Beattie
         Acting Chief Financial Officer
         Principal Financial and
         Accounting Officer)

     /s/ Gerald  D. Helgeson                                      May 14, 2003
     --------------------------------------
         Director, Secretary



     /s/ James M. Seed                                            May 14, 2003
     --------------------------------------
         James M. Seed
         Director
         Chairman of the Board
         and Director


     /s/ George Beattie                                           May 14, 2003
     --------------------------------------
         President, Chief Executive Officer
     (   Principal Executive Officer)

     /s/ Peter Bojtos                                             May 14, 2003
     --------------------------------------
         Director and Vice President
         Vice  Chairman of the Board



     /s/ Jorge Ordonez                                            May 14, 2003
     --------------------------------------
         Jorge Ordonez
         Director

                                  CERTIFICATION
                                  -------------

I, George Beattie, certify that:

1. I have reviewed this annual report on Form 10-K of Fischer-Watt Gold Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with
regard   to   significant   deficiencies   and   material   weaknesses.

Date:
      ----------------

               George Beattie, President & Chief Executive Officer
               ---------------------------------------------------

                         Fischer-Watt Gold Company, Inc.
                                and Subsidiaries

Contents
--------

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

Report of Independent Auditors
------------------------------


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. as of January 31, 2003 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended January 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. as of January 31, 2003, and the consolidated results of their operations and their cash flows for the years ended January 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no revenue producing operations, and has working capital and stockholder deficiencies as of January 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stark Winter Schenkein & Co., LLP
--------------------------------------
    Stark Winter Schenkein & Co., LLP
    Denver, Colorado
    March 31, 2002

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                January 31, 2003

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                             $     64,160
                                                                   ------------
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
  Accounts payable                                                 $    131,483
                                                                   ------------
  Note payable - shareholder                                            100,000
                                                                   ------------
  Accounts payable and accrued expenses - shareholders                1,141,379
                                                                   ------------
      Total current liabilities                                       1,372,862
                                                                   ------------
Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
                                                                   ------------
  Common stock, $.001 par value, 200,000,000
   shares authorized, 46,473,384 shares
   issued and outstanding                                                46,473
                                                                   ------------
  Additional paid-in capital                                         15,176,164
                                                                   ------------
  Common stock subscriptions                                             42,750
                                                                   ------------
 Accumulated (deficit)                                             (16,574,089)
                                                                   ------------
                                                                     1,308,702)
                                                                   ------------
                                                                   $    64,160
                                                                   ------------
      See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                      Years Ended January 31, 2003 and 2002


                                                       2003           2002
                                                   ------------    ------------

Revenue                                            $       --      $       --
                                                   ------------    ------------

Costs and expenses:
 Exploration                                            189,743         184,758
 General and administrative                             395,363         439,794
                                                   ------------    ------------
                                                        585,106         624,552
                                                   ------------    ------------

(Loss) from operations                                 (585,106)       (624,552)
                                                   ------------    ------------

Other income (expense):
 Interest expense                                        (5,500)        (10,000)
 Other income                                             4,184            --
                                                   ------------    ------------
                                                         (1,316)        (10,000)
                                                   ------------    ------------
Net (loss)                                         $   (586,422)   $   (634,552)
                                                   ============    ============

Per share information - basic and fully diluted

Net income (loss) per share                        $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted average shares outstanding                  46,244,217      45,767,134
                                                   ============    ============

      See the accompanying notes to the consolidated financial statements.


                         Fischer-Watt Gold Company, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                      Years Ended January 31, 2003 and 2002



                                              Common Stock           Additional    Capital Stock    Accumulated
                                          Shares        Amount    Paid in Capital   Subscribed       (Deficit)        Total
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance January 31, 2001                44,398,384   $     44,398   $ 14,476,921   $     41,250    $(15,353,115)   $   (790,546)

Contribution to capital                       --             --          263,263           --              --           263,263
Issuance of stock subscriptions            825,000            825         40,425        (41,250)           --              --
Issuance of stock for services           1,000,000          1,000         24,000           --              --            25,000
Net (loss) for the year                       --             --             --             --          (634,552)       (634,552)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance, January 31, 2002               46,223,384         46,223     14,804,609           --       (15,987,667)     (1,136,835)
Contribution to capital                       --             --          271,305           --              --           271,305
Issuance of stock options
 for services                               75,500         75,500
Issuance of stock for services             250,000            250         24,750           --              --            25,000
Stock subscriptions                           --             --             --           42,750            --            42,750
Net (loss) for the year                       --             --             --             --          (586,422)       (586,422)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance, January 31, 2003               46,473,384   $     46,473   $ 15,176,164   $     42,750    $(16,574,089)   $ (1,308,702)
                                      ============   ============   ============   ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 2003 and 2002

                                                          2003          2002
                                                        ---------    ---------
Cash flows from operating activities:
Net income (loss)                                       $(586,422)   $(634,552)
                                                        ---------    ---------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                               662        6,400
   Issuance of common stock for services                   25,000       25,000
   Stock options issued for services                       75,500         --
   Stock subscriptions related to services provided        12,750         --
Changes in assets and liabilities:
   Accounts payable                                        99,351      (17,000)
   Accounts payable and accrued expenses - shareholders   129,450      343,066
                                                        ---------    ---------
       Total adjustments                                  342,713      357,466
                                                        ---------    ---------
  Net cash (used in) operating activities                (243,709)    (277,086)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from stock option exercise                     30,000         --
   Capital contribution by shareholder                    271,305      263,263
                                                        ---------    ---------
  Net cash provided by financing activities               301,305      263,263
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents           57,596      (13,823)

Cash and cash equivalents, beginning of period              6,564       20,387
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  64,160    $   6,564
                                                        =========    =========

Supplemental cash flow information:
   Cash paid for interest                               $    --      $    --
   Cash paid for income taxes                           $    --      $    --

Non cash investing and financing activities:
   Common shares issued for stock subscriptions         $    --      $  41,250

      See the accompanying notes to the consolidated financial statements.


                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003



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

Mineral Interests

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003


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


Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003


Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with the provisions of SFAS 52, "Foreign Currency Translation". The assets and liabilities of any foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period, which the foreign subsidiary was owned. The related translation adjustments are reflected in the accumulated translation adjustment section of stockholders' (deficit).

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income taxes to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003


the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, notes payable - shareholder and accounts payable and accrued expenses - shareholders. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any material impairment losses as of the date of these financial statements.

Loss Per Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti dilutive common stock equivalents are not considered in the computation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single business.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003


segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. Financial Condition, Liquidity, and Going Concern

The Company incurred operating losses of $586,422 and $634,552 for the years ended January 31, 2003 and 2002, and has stockholders' and working capital deficits of $1,308,702 at January 31, 2003. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3. Notes Payable - Shareholder

During December 1999 a shareholder of the Company advanced $100,000 to the Company to be used to settle the Company's obligation to a vendor. The note evidencing the loan bears interest at prime plus 2% and is payable on demand. Accrued interest of $25,500 is included in Accounts payable and accrued expenses
- shareholders at January 31, 2003.

Note 4. Stockholders' (Deficit)

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003

During the years ended January 31, 2000 and 2001 the Company accepted subscriptions for 1,625,000 shares of common stock for cash aggregating $78,750. During the years ended January 31, 2001 and 2002 the Company issued 800,000 and 825,000 of the shares subscribed for.

During the years ended January 31, 2003 and 2002, a shareholder contributed $271,305 and $263,263 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.

During the year ended January 31, 2002 the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at their fair market value of $25,000. In addition, during the year ended January 31, 2003 the Company issued 250,000 shares of common stock in exchange for consulting services. These shares were valued at their fair market value of $25,000.

During the year ended January 31, 2003 the Company received cash aggregating $30,000 related to a stock subscription for 600,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003.

Note 5. Common Stock Options and Warrants

The Company's Stock Option Plan states that the exercise price of each option will be granted at an amount that equals the market value at the date of grant. All options vest at a time determined at the discretion of the Company's Board of Directors. All options expire if not exercised within 10 years from the date of grant, unless stated otherwise by the Board of Directors upon issuance.

During the year ended January 31, 2003 the Company issued options to purchase 3,350,000 shares of common stock at $.05 per share to an employee, directors and consultants. The fair market value of the options issued to persons other than employees of $75,500 has been charged to operations during the year ended January 31, 2003.These options expire between July 2005 and June 2007.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended January 31, 2003: expected life of options of 3 to 5 years, expected volatility of .703, risk-free interest rate of 3.0% and no dividend yield. The weighted average fair value at the date

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003

of grant for options granted during the year ended January 31, 2003 approximated $.03 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

January 31,                                2003               2002
                                           ----               ----

Net income (loss)
  As reported                        $  (586,422)          $(634,552)
  Pro forma                          $  (601,385)          $(634,552)

Earnings (loss) per share - basic and fully diluted
  As reported                             $(0.01)            $(0.01)
  Pro forma                               $(0.01)            $(0.01)
The following table summarizes the stock option activity:

                                         Stock           Weighted-average
                                        Options           Price per Share

Outstanding at January 31, 2001
And January 31, 2002                   8,593,000               $0.16
Granted                                3,350,000                0.05
Exercised                               (600,000)               0.05
Expired                               (2,582,000)
                                       ---------
Outstanding at January 31, 2003        8,761,000               $0.09
                                       =========

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 2003

               Options Outstanding              Options Exercisable
                            Weighted-       Weighted-            Weighted-
                             Average         Average              Average
Range of      Number      Contractual       Exercise   Number    Exercise
Prices      Outstanding       Life           Price   Exercisable  Price
------      -----------       ----           -----   -----------  -----
$ 0.03-$0.07  7,011,000    2.4 years       $  0.05    7,011,000    $0.05
$ 0.17-$0.53  1,750,000    1.3 years       $  0.26    1,750,000    $0.26
              ---------                               ---------
$ 0.03-$0.53  8,761,000    2.2 years       $  0.09    8,761,000    $0.09
              =========                               =========

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Note 6. Income Taxes

The components of net income (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                        2003            2002
                                                 ---------       ---------
Domestic                                         $(586,422)     $(634,552)
Foreign                                               -              -
                                                 ---------       ---------
Net income (loss) before taxes                   $(586,422)     $(634,552)
                                                 =========       =========

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                        2003             2002
                                                   ----             ----

Federal statutory rate                            (34.0)%         (34.0)%
Increase in net deferred tax asset
  valuation allowance                              34.0            34.0
                                                   ----            ----
                                                    0.0%           0.0%
                                                   ====            ====

The Company has federal tax loss carryforwards of approximately $7.0 million and Colombian tax loss carryforwards of approximately $8.0 million at January 31, 2003,which expire from 2004 to 2022.

The deferred tax asset of approximately $2.4 million resulting from the net operating loss carryforwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

                Fischer-Watt Gold Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2003



Note 7. Transactions With Related Parties

During the years ended January 31, 2003 and 2002 certain employee shareholders deferred salaries and expenses aggregating $123,950 and $333,066. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying consolidated financial statements.