Form 10QSB
period 2003-04-30
FISCHER  WATT GOLD CO INC
filed 2003-06-11
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Three months period ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                          88-0227654
       ---------                                        ------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2003.

Common Stock, par value $.001                                 47,473,384
-----------------------------                                -----------
      Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format   Yes [ ]   No [ ]




                                      Index

Exchange Rates........................................................................3
Conversion Table......................................................................3
Forward Looking Statements............................................................3
Item 1 - Financial Statements.........................................................4
   1.1      Consolidated Balance Sheet................................................4
   1.2      Consolidated Statements of Operation......................................5
   1.3      Consolidated Statements of Cash Flow......................................6
   1.4      Notes to Consolidated Financial Statements................................7
Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................8
   2.1      Liquidity and Capital Resources...........................................8
      2.1.1 Short Term Liquidity......................................................8
      2.1.2 Long Term Liquidity.......................................................8
   2.2      Results of Operations.....................................................9
   2.3      Revenues..................................................................9
   2.4      Costs and Expenses........................................................9
   2.5      Commitments and Contingencies.............................................9
   2.6      Foreign Currency Exchange.................................................9
   2.7      Going Concern Consideration...............................................9
   2.8    Other......................................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements........................15
Item 3 - Controls and Procedure......................................................15
   3.1     Legal Proceedings.........................................................16
   3.2     Changes in Securities.....................................................16
   3.3     Default in Senior Securities..............................................16
   3.4     Submission of Matters to a vote of Security Holders.......................16
   3.5     Other Information.........................................................16
   3.6     Exhibits and Reports on Form 8-K..........................................16

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

             ======================================== ========= ==============================================
             1 mile = 1.6093 kilometers                         1 metric tonne = 2,204.6 pounds
             ---------------------------------------- --------- ----------------------------------------------
             1 foot = 0.305 meters                              1 ounce (troy) = 31.1035 grams
             ---------------------------------------- --------- ----------------------------------------------
             1 acre = 0.4047 hectare                            1 imperial gallon = 4.5546 liters
             ---------------------------------------- --------- ----------------------------------------------
             1 long ton = 2,240 pounds                          1 liter = 1.057 U.S. quarts
             ======================================== ========= ==============================================

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

Item 1 - Financial Statements
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                             $     18,898
                                                                   ------------

Other assets                                                                300

                                                                   $     19,198
                                                                   ============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                 $    112,750
  Notes payable - shareholders                                          110,500
  Accounts payable and accrued expenses - shareholders                1,163,254
                                                                   ------------
      Total current liabilities                                       1,386,504

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 47,473,384 shares
   issued and outstanding                                                47,473
  Additional paid-in capital                                         15,296,214
  Accumulated (deficit)                                             (16,710,993)
                                                                   ------------
                                                                     (1,367,306)
                                                                   ------------
                                                                   $     19,198
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

1.2
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended April 30, 2002 and 2003
                                   (Unaudited)

                                                      2002            2003
                                                  ------------    ------------

Revenue                                           $       --      $       --
                                                  ------------    ------------

Costs and expenses:
 Exploration                                            42,147          68,010
 General and administrative                             81,607          68,994
                                                  ------------    ------------
                                                       123,754         137,004
                                                  ------------    ------------

(Loss) from operations                                (123,754)       (137,004)
                                                  ------------    ------------

Other (income) and expense                                --             1,375
                                                  ------------    ------------

Net (loss)                                        $   (123,754)   $   (138,379)
                                                  ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)
                                                  ============    ============

Weighted average shares outstanding                 46,223,384      47,140,051
                                                  ============    ============



      See the accompanying notes to the consolidated financial statements.

1.3
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2002 and 2003
                                   (Unaudited)

                                                          2002          2003
                                                        ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities               $ (64,469)   $(123,562)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities                72,200       78,300
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents            7,731      (45,262)

Cash and cash equivalents, beginning of period              6,564       64,160
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  14,295    $  18,898
                                                        =========    =========




See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2003
                                   (UNAUDITED)


Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2003 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Stockholders' (Deficit)

During the period ended April 30, 2003 a shareholder of the Company contributed $73,300 to the capital of the Company and exercised an option to purchase 500,000 shares of common stock for cash aggregating $5,000. These shares have not yet been issued.

During the period ended April 30, 2003 the Company issued 1,000,000 shares of common stock which had previously been subscribed for.

During the period ended April 30, 2003 the Company repriced an aggregate of 3,000,000 options to purchase common shares to certain employees and directors to $.01 per share. These options expire from December 2005 to June 2007.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted are estimated at $.01 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 265%, a risk-free interest rate of 3%, and expected lives of 4 years from date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

         April 30, 2003

Pro forma net (loss)                        $(168,379)
Pro forma (loss) per share -
    Basic and diluted                       $    (.00)

Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $16,710,993 and has a stockholders' deficit of $1,367,306 and a working capital deficit of $1,367,606 at April 30, 2003. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity
--------------------------

As of April 30, 2003, the Company had $18,898 in cash and accounts payable and accrued expenses of $1,386,504.

On April 30, 2003, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

The Company incurred a net loss of $138,379 for the three months period ending April 30, 2003 compared to $123,754 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On April 30, 2003 the accumulated deficit was $16.7 Million

2.1.2 Long Term Liquidity
-------------------------

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

2.2 Results of Operations

The Company had a net loss of $138,379 ($0.00 per share) compared to a net loss of $123,754 ($0.00 per share) in the three-months ended April 30, 2003.

2.3 Revenues

The Company had no sales during the period.

2.4 Costs and Expenses

The cost of abandoned mineral interests was $-0- in the three months April 30, 2003.

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned.

Selling, general and administrative cost decreased to $68,994 for the three months ending April 30, 2003 from $81,607 for the three months ending April 30, 2002.

Exploration expense increased from $42,147 in the three months period of fiscal 2002 ended April 30 to $68,010 in the same three months of fiscal 2003. All exploration costs in the year 2002 to date have been incurred at the La Balsa property in Mexico.


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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2003, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16.7 million. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2003. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.


2.8 Other

Oronorte
--------

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

La Balsa
--------

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

--------------------------------------------------------------------------

    Class          Type               Tonnes                  %Cu

Measured      Clay Oxide             556,447                    0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                             ----------------        ----------------
              Sub Total            9,119,181                    2.164

Indicated     Clay Oxide             103,041                    0.939
              Rock Oxide           1,246,182                    0.548
              Sulphide             2,147,934                    0.206
                             ----------------        ----------------
              Sub Total            3,497,157                    0.349

Inferred      Clay Oxide               3,221                    0.728
              Rock Oxide             186,425                    0.442
              Sulphide            11,684,788                    0.154
                             ---------------         ----------------
              Sub Total           11,874,434                    0.159

Total         Clay Oxide             662,709                     0.99
              Rock Oxide           3,514,247                     0.74
              Sulphide           20,313,816                      0.96
                             ---------------         ----------------
              Total              24,490,772                      0.93




    Class          Type               Tonnes                 Cu%

   Measured   Clay Oxide            659,488                    0.989
     and      Rock Oxide          3,327,822                    0.754
  Indicated   Sulphide            8,629,028                    2.062
                             ---------------         ----------------
              Sub Total          12,616,338                    1.661


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


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------
  Hole #       Inclination      Azimuth     From Meters  To Meters       Vertical      Total      Ore Type     Zone
                 Degrees        Degrees                                 Thickness        Cu %
------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------
    101           - 90             0           13.5         18.0           4.5           1.31      Oxide       West
    102           - 90             0           33.0         40.5           7.5           0.99     Sulfide      West
    103           - 50            030          0.00         10.5           8.0           3.79      Oxide       West
                                               18.0         28.5           8.0           2.08     Sulfide      West
    104           - 90             0            9.0         39.0           30.0          3.87      Oxide       East
                                               39.0         58.5           19.5          2.09     Sulfide      East
    105            -45            090           9.0         51.0           29.7          2.13      Oxide       East
    106           - 45            315          40.3         60.0           13.9          1.11     Sulfide      East *
    107           - 45            135           8.0         52.5           31.5          2.78      Oxide       East
    108           - 45            045          12.0         30.0           12.7          1.20      Oxide       East
------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------

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

Leach, Inc. evaluated the data from the column leach tests for the purpose of projecting copper recoveries under various commercial operating scenarios. The test data indicated that copper recovery is controlled by the availability of the leaching reagents and it was calculated that 90 to 92 percent of the copper could be solubilized in 123 days of leaching using typical heap leach operating parameters. Copper recoveries would be somewhat lower than this in practice due to normal inventory builds up in the leach heaps and because of operating inefficiencies. Comparable recoveries can be attained in the period between 76 and 245 days of leaching by varying the operating parameters. The precise operating parameters have not yet been established and will be the subject of the engineering design program currently being planned.

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

An infill-drilling program within the southern 800-meter section of the vein will be required to delineate a potential resource. It is estimated that about 150,000 equivalent gold ounces could be realized in this area. Beyond that, the vein is still open for exploration as it continues to the south. The Mercedes vein is also open to further exploration at depth along the dip.

Under the terms of the agreement Fischer-Watt has the right to acquire approximately 1,870 hectares by making specific payments and exploration expenditures on the property over a four-year period. At the end of that period Meridian can elect to either receive a 2% Net Smelter Return royalty from all production within a defined area of interest, or it can have a 49% joint venture interest with Fischer-Watt on the defined area of interest. A portion of the property in the agreement is subject to a multi-year purchase agreement with a private owner. When the payments are completed there are no further royalties attached to those properties. The rest of the property is held as government granted concessions. The surface rights to all the area is being purchased from a single owner with minimal annual payments.

Fischer-Watt is in the process of designing an appropriate first phase program to initiate the exploration.

On February 24, 2003 Fischer Watt announced that it had retained the services of Howard Bronson & Company in the capacity of Financial Public Relations Consultant. This Company has been directed to raise incremental funds for the continuation and expansion of work on the La Balsa copper project and to commence work on the Mercedes property.


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

Item 3. CONTROLS AND PROCEDURES
-------------------------------

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

                                           FISCHER-WATT GOLD COMPANY, INC.

Date: June 10, 2003                        By: /s/ George Beattie
                                               --------------------------------
                                                   George Beattie, President,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)