Form 10QSB/A
period 2003-04-30
FISCHER  WATT GOLD CO INC
filed 2003-06-27
CIK 844788

FORM 10-QSB/A

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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2003.

Common Stock, par value $.001                                 47,473,384
- -----------------------------                              ------------
      Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format   Yes [ ]   No [ ]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

This 10QSB/A is being submitted so that the required Certifications may be included as follows:

    No.          Description
-----------      -----------

(a)              Exhibits

99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--filed herewith; also previously filed with 10QSB for quarter ended 04-30-2003 on June 11, 2003

99.2 Certification of Chief Executive Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--filed herewith

(b) Reports on Form 8-K

                 None
                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FISCHER-WATT GOLD COMPANY, INC.

Date: June 27, 2003                        By: /s/ George Beattie
                                               --------------------------------
                                                   George Beattie, President,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)