Form 10QSB
period 2003-07-31
FISCHER  WATT GOLD CO INC
filed 2003-09-12
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
[X]   THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the Three months period ended July 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                               88-0227654
--------------------------------                          ----------------
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


The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2003.

 Common Stock, par value $.001                                    49,073,384
 -----------------------------                                    -----------
          Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format YES [ ]   NO [X]

                                      Index

Exchange Rates................................................................3
Conversion Table..............................................................3
Forward Looking Statements....................................................3
Item 1 - Financial Statements.................................................4
   1.1      Consolidated Balance Sheet........................................4
   1.2      Consolidated Statements of Operation..............................5
   1.3      Consolidated Statements of Cash Flow..............................6
   1.4      Notes to Consolidated Financial Statements........................7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8
   2.1      Liquidity and Capital Resources...................................8
      2.1.1 Short Term Liquidity..............................................8
      2.1.2 Long Term Liquidity...............................................8
   2.2      Results of Operations.............................................9
   2.3      Revenues..........................................................9
   2.4      Costs and Expenses................................................9
   2.5      Commitments and Contingencies.....................................9
   2.6      Foreign Currency Exchange.........................................9
   2.7      Going Concern Consideration.......................................9
   2.8      Other............................................................10
   2.9     Cautionary Note Regarding Forward-Looking Statements..............15
Item 3 -   Controls and Procedure............................................15
   3.1     Legal Proceedings.................................................16
   3.2     Changes in Securities.............................................16
   3.3     Default in Senior Securities......................................16
   3.4     Submission of Matters to a vote of Security Holders...............16
   3.5     Other Information.................................................16
   3.6     Exhibits and Reports on Form 8-K..................................16

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

             ======================================== ========= ===================================
             1 mile = 1.6093 kilometers                         1 metric tonne = 2,204.6 pounds
             ---------------------------------------- --------- -----------------------------------
             1 foot = 0.305 meters                              1 ounce (troy) = 31.1035 grams
             ---------------------------------------- --------- -----------------------------------
             1 acre = 0.4047 hectare                            1 imperial gallon = 4.5546 liters
             ---------------------------------------- --------- -----------------------------------
             1 long ton = 2,240 pounds                          1 liter = 1.057 U.S. quarts
             ======================================== ========= ===================================

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

Item 1 - Financial Statements
1.1
                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                  July 31, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                            $     37,875
                                                                  ------------

Other assets                                                             1,800
                                                                  ------------
                                                                         1,800
                                                                  ------------

                                                                  $     39,675
                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                $    105,685
  Notes payable - shareholders                                         110,500
  Accounts payable and accrued expenses - shareholders               1,195,629
                                                                  ------------
      Total current liabilities                                      1,411,814
                                                                  ------------
Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                       --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 49,073,384 shares
   issued and outstanding                                               49,073
  Additional paid-in capital                                        15,376,814
  Accumulated (deficit)                                            (16,798,026)
                                                                  ------------
                                                                    (1,372,139)
                                                                  ------------
                                                                  $     39,675
                                                                  ============

See the accompanying notes to the consolidated financial statements.

1.2

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
            Three Months and Six Months Ended July 31, 2002 and 2003
                                   (Unaudited)

                                                          Three Months                     Six Months
                                                          ------------                     ----------
                                                      2002            2003            2002             2003
                                                  ------------    ------------    ------------    ------------

Revenue                                           $       --      $       --      $       --      $       --
                                                  ------------    ------------    ------------    ------------

Costs and expenses:
 Exploration                                            33,733          31,007          75,880          99,017
 General and administrative                             56,462          53,176         138,069         122,170
                                                  ------------    ------------    ------------    ------------
                                                        90,195          84,183         213,949         221,187
                                                  ------------    ------------    ------------    ------------

(Loss) from operations                                 (90,195)        (84,183)       (213,949)       (221,187)
                                                  ------------    ------------    ------------    ------------

Other income and (expense)                                --             1,375            --             2,750
                                                  ------------    ------------    ------------    ------------

Net (loss)                                        $    (90,195)   $    (85,558)   $   (213,949)   $   (223,937)
                                                  ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 46,223,384      48,373,384      46,223,384      47,756,717
                                                  ============    ============    ============    ============






      See the accompanying notes to the consolidated financial statements.

1.3
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended July 31, 2002 and 2003
                                   (Unaudited)

                                                          2002          2003
                                                        ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(123,943)   $(186,785)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities               128,900      160,500
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents            4,957      (26,285)

Cash and cash equivalents, beginning of period              6,564       64,160
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  11,521    $  37,875
                                                        =========    =========





      See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2003
                                   (UNAUDITED)

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

Stockholders' (Deficit)

During the period ended July 31, 2003 a shareholder of the Company contributed $129,500 to the capital of the Company. In addition, certain affiliates exercised options to purchase 1,600,000 shares of common stock for cash aggregating $31,000.

During the period ended July 31, 2003 the Company issued 1,000,000 shares of common stock which had previously been subscribed for.

During the period ended July 31, 2003 the Company repriced an aggregate of 3,000,000 options to purchase common shares to certain employees and directors to $.01 per share. These options expire from December 2005 to June 2007.

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

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

                                            July 31, 2003

Pro forma net (loss)                        $(253,937)
Pro forma (loss) per share -
    Basic and diluted                       $    (.01)

Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $16,798,026 and has a stockholders' deficit of $1,372,139 and a working capital deficit of $1,373,939 at July 31, 2003. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity
--------------------------

As of July 31, 2003, the Company had $ 37,875 in cash and accounts payable and accrued expenses of $1,411,814.

On July 31, 2003, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

The Company incurred a net loss of $223,937 for the six-month period ending July 31, 2003 compared to $213,949 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On July 31, 2003 the accumulated deficit was $16.7 Million

2.1.2 Long Term Liquidity
-------------------------

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

2.2 Results of Operations

The Company had net losses of $223,937 and $85,558 for the six and three months ended July 31, 2003 as compared to net losses of $213,949 and $90,195 for the comparable periods in the prior year.

2.3 Revenues

The Company had no sales during the period.

2.4 Costs and Expenses

Abandonment's are a natural result of the Company's ongoing program of acquisition, exploration and evaluation of mineral properties. When the Company determines that a property lacks continuing economic value, it is abandoned. It cannot be determined at this time when or if any of the Company's current property interests will be abandoned. The Company incurred no abandonment costs in the periods presented.

Selling, general and administrative cost decreased to $122,170 and $53,176 for the six months and three months ending July 31, 2003 from $138,069 and $56,462 for the comparable periods of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense increased from $75,880 for the six months ended July 31, 2002 to $99,017 for the 2003 comparable period. Exploration costs did not change significantly for the three-month periods. All exploration costs been incurred at the La Balsa property in Mexico.


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

===========================================================================

    Class          Type               Tonnes                  %Cu

Measured      Clay Oxide              556,447                   0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                             ----------------        ----------------
              Sub Total            9,119,181                    2.164

Indicated     Clay Oxide              103,041                   0.939
              Rock Oxide           1,246,182                    0.548
              Sulphide             2,147,934                    0.206
                             ----------------        ----------------
              Sub Total            3,497,157                    0.349

Inferred      Clay Oxide               3,221                    0.728
              Rock Oxide             186,425                    0.442
              Sulphide            11,684,788                    0.154
                             ---------------         ----------------
              Sub Total           11,874,434                    0.159

Total         Clay Oxide             662,709                     0.99
              Rock Oxide           3,514,247                     0.74
              Sulphide            20,313,816                     0.96
                             ---------------         ----------------
              Total               24,490,772                     0.93




    Class          Type               Tonnes                 Cu%

   Measured   Clay Oxide              659,488                   0.989
     and      Rock Oxide            3,327,822                   0.754
  Indicated   Sulphide              8,629,028                   2.062
                             -----------------       -----------------
              Sub Total            12,616,338                   1.661

==========================================================================


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

3.1 Legal Proceedings
     None

3.2 Changes in Securities and Use of Proceeds
     None

3.3  Defaults in Senior Securities
      None

3.4 Submission of Matters to a Vote of Security Holders.
     None

3.5 Other Information
      None

3.6 Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No 31.1     Certification pursuant to 18 U.S.C. Section
                            1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No 32.1    Certification pursuant to 18 U.S.C. Section
                            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            FISCHER-WATT GOLD COMPANY, INC.
                                            -------------------------------

Date: September 9, 2003                     By: /s/ George Beattie
                                                -----------------------------
                                                George Beattie, President,
                                                Chief Executive Officer
                                                (Principal Executive Officer)