Form 10QSB
period 2003-10-31
FISCHER  WATT GOLD CO INC
filed 2003-12-18
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]      THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THESECURITIES EXCHANGE ACT OF 1934

               For the Three months period ended October 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                           88-0227654
---------------------------------                     ------------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2003.

Common Stock, par value $.001                            49,723,384
-----------------------------                           -----------
       Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   Yes [ ]   No [ ]

                                      Index

Exchange Rates............................................................. 3
Conversion Table........................................................... 3
Forward Looking Statements................................................. 3
Item 1 - Financial Statements.............................................. 4
   1.1      Consolidated Balance Sheet..................................... 4
   1.2      Consolidated Statements of Operation........................... 5
   1.3      Consolidated Statements of Cash Flow........................... 6
   1.4      Notes to Consolidated Financial Statements..................... 7
Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations.................. 8
   2.1      Liquidity and Capital Resources................................ 8
      2.1.1 Short Term Liquidity........................................... 8
      2.1.2 Long Term Liquidity............................................ 8
   2.2      Results of Operations.......................................... 9
   2.3      Revenues....................................................... 9
   2.4      Costs and Expenses............................................. 9
   2.5      Commitments and Contingencies.................................. 9
   2.6      Foreign Currency Exchange...................................... 9
   2.7      Going Concern Consideration....................................  9
   2.8    Other............................................................ 10
   2.9   Cautionary Note Regarding Forward-Looking Statements.............. 15
Item 3 - Controls and Procedure............................................ 15
   3.1     Legal Proceedings............................................... 16
   3.2     Changes in Securities........................................... 16
   3.3     Default in Senior Securities.................................... 16
   3.4     Submission of Matters to a vote of Security Holders............. 16
   3.5     Other Information............................................... 16
   3.6     Exhibits and Reports on Form 8-K................................ 16

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

Item 1 - Financial Statements
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                October 31, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                             $     22,570
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                 $    105,344
  Notes payable - shareholders                                          110,500
  Accounts payable and accrued expenses - shareholders                1,225,247
                                                                   ------------
      Total current liabilities                                       1,441,091
                                                                   ------------

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 49,723,384 shares
   issued and outstanding                                                49,723
  Additional paid-in capital                                         15,412,414
  Accumulated (deficit)                                             (16,880,658)
                                                                   -------------
                                                                     (1,418,521)
                                                                   -------------
                                                                   $     22,570
                                                                   ============


      See the accompanying notes to the consolidated financial statements.

1.2

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
          Three Months and Nine Months Ended October 31, 2002 and 2003
                                   (Unaudited)

                                                            Three Months                  Nine Months
                                                            ------------                  -----------
                                                      2002            2003             2002           2003
                                                  ------------    ------------    ------------    ------------

Revenue                                           $       --      $       --      $       --      $       --
                                                  ------------    ------------    ------------    ------------

Costs and expenses:
 Exploration                                            34,545          31,096         110,425         130,113
 General and administrative                             48,331          50,161         186,400         172,331
                                                  ------------    ------------    ------------    ------------
                                                        82,876          81,257         296,825         302,444
                                                  ------------    ------------    ------------    ------------

(Loss) from operations                                 (82,876)        (81,257)       (296,825)       (302,444)
                                                  ------------    ------------    ------------    ------------

Other income and (expense)                                --             1,375            --             4,125
                                                  ------------    ------------    ------------    ------------

Net (loss)                                        $    (82,876)   $    (82,632)   $   (296,825)   $   (306,569)
                                                  ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 46,223,384      49,723,384      46,223,384      48,412,273
                                                  ============    ============    ============    ============





      See the accompanying notes to the consolidated financial statements.

1.3
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 2002 and 2003
                                   (Unaudited)

                                                           2002         2003
                                                        ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(178,263)   $(238,340)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities               194,712      196,750
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents           16,449      (41,590)

Cash and cash equivalents, beginning of period              6,564       64,160
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  23,013    $  22,570
                                                        =========    =========





      See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2003
                                   (UNAUDITED)

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

Stockholders' (Deficit)

During the period ended October 31, 2003 a shareholder of the Company contributed $149,500 to the capital of the Company. In addition, certain affiliates exercised options to purchase 2,250,000 shares of common stock for cash aggregating $47,250.

During the period ended October 31, 2003 the Company issued 1,000,000 shares of common stock which had previously been subscribed for.

During the period ended October 31, 2003 the Company repriced an aggregate of 3,000,000 options to purchase common shares to certain employees and directors to $.01 per share. These options expire from December 2005 to June 2007.

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

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:
         October 31, 2003

Pro forma net (loss)                        $(336,569)
Pro forma (loss) per share -
    Basic and diluted                       $    (.01)

Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $16,880,658 and has a stockholders' deficit of $1,418,521 and a working capital deficit of $1,418,521 at October 31, 2003. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

2.1.1 Short Term Liquidity
--------------------------

As of October 31, 2003, the Company had $ 22,570 in cash and accounts payable and accrued expenses of $1,441,091.

On October 31, 2003, the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

The Company incurred a net loss of $306,569 for the nine-month period ending October 31, 2003 compared to $296,825 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On October 31, 2003 the accumulated deficit was $16.8 Million

2.1.2 Long Term Liquidity
-------------------------

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

2.2 Results of Operations

The Company had net losses of $306,569 and $82,632 for the nine and three months ended October 31, 2003 as compared to net losses of $296,825 and $82,876 for the comparable periods in the prior year.

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

Selling, general and administrative cost decreased to $172,331 for the nine months ending October 31, 2003 from $186,400 for the comparable period of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense increased from $110,425 for the nine months ended October 31, 2002 to $130,113 for the 2003 comparable period. Exploration costs did not change significantly for the three-month periods. All exploration costs been incurred at the La Balsa property in Mexico.

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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2003, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16.8 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

---------------
    Class          Type               Tonnes                  %Cu
---------------

---------------
Measured      Clay Oxide             556,447                   0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                             ----------------        ----------------
---------------
              Sub Total            9,119,181                   2.164
---------------
Indicated     Clay Oxide             103,041                   0.939
              Rock Oxide           1,246,182                   0.548
              Sulphide             2,147,934                   0.206
                             ----------------        ----------------
---------------
              Sub Total            3,497,157                   0.349
---------------

Inferred      Clay Oxide               3,221                   0.728
              Rock Oxide             186,425                   0.442
              Sulphide            11,684,788                   0.154
                             ---------------         ----------------
---------------
              Sub Total          11,874,434                    0.159
---------------

Total         Clay Oxide            662,709                     0.99
              Rock Oxide          3,514,247                     0.74
              Sulphide           20,313,816                     0.96
                             ---------------         ----------------
---------------
              Total              24,490,772                     0.93
---------------


---------------
    Class          Type               Tonnes                 Cu%
---------------

---------------
   Measured   Clay Oxide            659,488                    0.989
     and      Rock Oxide          3,327,822                    0.754
  Indicated   Sulphide            8,629,028                    2.062
                             -----------------       ------------------
---------------
              Sub Total          12,616,338                    1.661
---------------

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

                         FISCHER-WATT GOLD COMPANY, INC.

Date: December 17, 2003             By:  /s/George Beattie
      -----------------                  ---------------------------------------
                                         George Beattie, President,
                                         Chief Executive Officer
                                         (Principal Executive Officer)