Form 10KSB
period 2004-01-31
FISCHER  WATT GOLD CO INC
filed 2004-04-21
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition period from ________ to ________
                         Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

            Nevada                                    88-0227654
-----------------------------                     ------------------
(State or other  jurisdiction                       (IRS Employer
       of incorporation                           Identification No.)
       or organization

         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                                    83814
------------------------------------------                    -----------
 (Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were  -0-

The aggregate market value of the voting stock held by non-affiliates as of April 1, 2003(using the average of the Bid and Asked prices) was $1,858,935

The number of Shares of Common Stock, $.001 par value, outstanding on January 31, 2004 was 50,642,384.

Documents Incorporated by Reference into this Report:  Yes

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

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

During fiscal 2003 the Company continued with its exploration and feasibility study work on its La Balsa copper project in Michoacan, Mexico. As a result of encouraging leach test results on the metallurgical behavior of the Transitional oxide zone ores an additional drill program has been designed to try to expand the reserves of the Transitional oxide zone, which lies beneath the oxide capping. Furthermore, the Company is encouraged by the potential of discovering primary copper porphyry mineralization at depth.

In October 2002 FWG signed a Letter Agreement with Minera Meridian Minerales S.R.L. de C.V., a subsidiary of Meridian Gold Company Inc., regarding that company's Mercedes gold-silver property in the state of Sonora, Mexico. Meridian had identified several zones of mineralization in the area and Fischer-Watt is specifically interested in one of these areas that host the Mercedes vein. This vein may be amenable to narrow-vein underground mining methods. Fischer-Watt is in the process of designing an appropriate first phase program to initiate exploration on this property.

The Company had no revenue for the year. General and administrative expenses were $373,229 and exploration expenses were $183,136. The exploration expenses were all related to exploration and feasibility study work at the La Balsa copper property in Mexico.


Operations
----------
With the sale of Oronorte the Company had no cash generating operations. In August 2000, the Company acquired the La Balsa copper property in Michoacan, Mexico. This property has the potential of developing into a profitable copper mine producing SX/EW copper. In October 2002 FWG acquired an option to explore the Mercedes property in the State of Sonora, Mexico. This is a property which hosts a gold/silver bearing vein that may be amenable to narrow-vein style underground mining. See Item 2 - Description of Properties for a detailed discussion of these projects. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2004. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

Environmental Laws
------------------
The exploration programs conducted by the Company are subject to governmental regulations regarding environmental considerations. Most operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odour, noise, dust, and other environmental protection controls adopted by governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The Company will be responsible for reclamation costs. Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasise the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

Market Factors and Volatility
-----------------------------
The marketability of natural resources, which may be acquired or discovered by the Company, will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations in the prices of minerals, the capacity of processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Future prices of metals cannot be accurately predicted.

Competition
-----------
Numerous companies are engaged in the exploration and development of mineral properties and have substantially greater technical and financial resources than the Company.

Title of Properties
-------------------
Properties are held under mining concessions granted by the appropriate authorities. In most cases the concession does not include surface rights. The surface access is subject to successful negotiations with the owners, subject to the appropriate laws and regulations.

Foreign Operations
------------------
The Company's present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Conflicts of Interest
---------------------
Some of the directors of the Company are also directors of other mining companies that are also engaged in mineral exploration and the acquisition of mineral properties. Situations may arise in connection with potential acquisitions and investments where the interests of these individuals as directors of other companies may conflict with their interest as directors of the Company. These individuals will deal with such matters according to prudent business judgement and the relative financial abilities and needs of the various companies with which they are associated. They have been advised of their fiduciary duties to the Company. Notwithstanding, conflicts of interest among these companies could arise in which the individuals' obligations to or interest in other companies could detract from their efforts on behalf of the Company.

Exploration and Development Risks
---------------------------------
Exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanised equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of metals. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss. The Company may become subject to liability for pollution, cave-ins or other hazards against which it cannot insure or against which it may elect not to insure. As the Company does not carry liability insurance, the payment of such liabilities, were they to be incurred, could have a material adverse effect on the Company's financial position.

Calculation of Reserves and Mineral Recovery
--------------------------------------------
There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being mined or dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as the deposit's size, quality, proximity to infrastructure, financing cost and government regulations. Any material change in the quantity of reserves, resource grade, stripping ratio or selling prices may render reserves uneconomic, require a restatement of ore reserves and affect the economic viability of the Company's properties. Canadian National Instrument 43-101 guides the company in the determination of reserves. Short term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of variable ore grades, or other operational problems, may impair the profitability of a mine.


Currency Fluctuations and Foreign Exchange
------------------------------------------
The Company uses the United States (US) dollar as its currency of display and measurement. The majority of its transactions are denominated in US dollars. The value of the Mexican Peso, as reflected in the exchange rate against the US dollar, has continued to fluctuate but has shown signs of stability as a result of the election of a new President.


Taxation Risks
--------------
The tax risks of investing in Mexico and other Latin American countries are substantial. Tax legislation is evolving and is subject to varying interpretations, frequent changes and inconsistent enforcement at the federal, regional and local levels. Taxes payable by Mexican companies to federal, regional and local budgets are high and include corporate profits tax, IVA, payments for subsoil use, assets tax, excise tax, road fund taxes, transport taxes and payroll taxes. Changes to taxation rates may have a material adverse impact on the Company.


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

The La Balsa Property
---------------------

In August 2000, Montoro obtained five contiguous mining concessions approximately 15 km east of Lazaro Cardenas, Michoacan. The concessions are referred to as "La Balsa" or "Balsa". The concessions have been expanded from 600 hectares to approximately 1000 hectares. The concessions were obtained as the result of a public auction conducted by Secretaria de Comercio y Fomento Industrial (SECOFI). The concessions primarily contain copper mineralization. Minera Montoro owns 100% of the rights to the concessions and therefore FWG controlled 65% of the assets at the time of acquisition. The exploration and feasibility studies on the property have been funded through cash contributions to the project from Mr. James Seed, Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $860,000.


History, Location, Accessibility
--------------------------------

The La Balsa copper deposit is located in the state of Michoacan, Mexico, near the port city of Lazaro Cardenas. It is logistically well located and accessibility is excellent. Copper mineralization was discovered on the property by ASARCO in the 1950's. Since then, several companies, including the Mexican subsidiary of Cyprus AMAX Mineral Company (Minera Cuicuilco), have controlled the mineral rights. The property did not meet Cyprus' criteria because of size and the property was idle for several years.


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

In its conclusions, La Cuesta International noted that some of the drill holes beneath Zone C had intersected the throat of important, well-mineralized, copper-bearing porphyry intrusive and that "The La Balsa project is a porphyry hosted, bornite dominated, copper-silver-gold mineral system". This system may be a member of the "diorite-type" porphyry copper model but additional work is needed in order to verify this determination.

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

                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS

               Inclination       Azimuth                                 Vertical      Total Cu   Ore Type     Zone
  Hole #         Degrees         Degrees    From Meters     To Meters    Thickness         %
  ------         -------         -------    -----------     ---------    ---------     --------   --------     ------

    101           - 90              0           13.5         18.0           4.5          1.31       Oxide      West
    102           - 90              0           33.0         40.5           7.5          0.99      Sulfide     West
    103           - 50             030          0.00         10.5           8.0          3.79       Oxide      West
                                                18.0         28.5           8.0          2.08      Sulfide     West
    104           - 90              0            9.0         39.0          30.0          3.87       Oxide      East
                                                39.0         58.5          19.5          2.09      Sulfide     East
    105            -45             090           9.0         51.0          29.7          2.13       Oxide      East
    106           - 45             315          40.3         60.0          13.9          1.11      Sulfide     East *
    107           - 45             135           8.0         52.5          31.5          2.78       Oxide      East
    108           - 45             045          12.0         30.0          12.7          1.20       Oxide      East

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

The La Balsa project is rather unusual because, although several companies drilled it since its discovery, no drill core, drill cuttings, sample rejects, pulps, etc. are known to survive.


Metallurgy
----------

The previous owners had metallurgical testing done by Mountain States Research of Tucson, AZ, Metcon Research of Tucson, AZ, and the internal laboratories of Cyprus. Metcon completed the most extensive study and concluded that the material is amenable to heap leaching using sulfuric acid. The results are summarized below.

                   Metallurgical      Specific
   Rock Type         Recovery          Gravity
   ---------       -------------      --------
   Clay Oxide          79.3%            2.44
   Rock Oxide          86.1%            2.60
    Sulfide            51.8%            2.86

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

Reserves

   Class        Type           Tonne                %Cu
   -----        ----           -----                ---

Measured    Clay Oxide            556,447          0.998
            Rock Oxide          2,081,640
                                                   0.878
            Sulphide            6,481,094          2.677
                         ----------------   ------------

            Sub Total           9,119,181          2.164

Indicated   Clay Oxide            103,041          0.939
            Rock Oxide          1,246,182          0.548
            Sulphide            2,147,934          0.206
                         ----------------   ------------

            Sub Total           3,497,157          0.349

Inferred    Clay Oxide              3,221          0.728
            Rock Oxide            186,425          0.442
            Sulphide          11,684,788           0.154
                         ----------------   ------------

            Sub Total         11,874,434           0.159

Total       Clay Oxide           662,709           0.99
            Rock Oxide          3,514,247          0.74
            Sulphide          20,313,816           0.96
                         ----------------   ------------

            Total             24,490,772           0.93

   Class        Type           Tonne                %Cu
   -----        ----           -----                ---

  Measured  Clay Oxide            659,488          0.989
    And     Rock Oxide          3,327,822          0.754
 Indicated  Sulphide            8,629,028          2.062
                         ----------------   ------------

            Sub Total         12,616,338           1.661
                         ================   ============



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
Revenue @ $0.85 per Lb of Cu        $66 million


Current Metallurgical Testing
In September 2001 the Company retained Mountain States R&D International of Tucson, Arizona to perform additional metallurgical testing. This testing was completed by July 2002.

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


Plans for Balsa
---------------
The significant improvement in copper prices during the fiscal year 2003 has caused the company to re-evaluated its plans for La Balsa and studies are underway to determined the most cost effective way to put the leachable portion of the ore body into production as quickly as possible.

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

The Mercedes Vein
-----------------
The Mercedes Vein is a highly siliceous, vertical to sub-vertical, vein that strikes NW-SE. The vein is 1 to 2 meters wide. The host rock in the immediate area of the vein is a green colored, lithic rich, andesite tuff. The wall rocks are reportedly anomalous in gold but generally at the trace level. The vein is a breccia vein containing chalcedony and quartz. It is white in color, hard and probably quite abrasive.

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

Exploration Plans
-----------------
On November 24, 2003 the Company announced that it had begin metallurgical tests of ore samples obtained from the rotary drilling performed by Minera Meridian. The purpose of this testing is explained in the following excerpt from our announcement.

The work done to-date on the Mercedes vein indicates that in order to develop proven and probable reserves it will be necessary to go underground and drive exploration drifts along the strike of the vein. These excavations can be designed to facilitate future mine development work and it is possible that a portion of the gold/silver values contained in the exploration excavations can be recovered in a low capital cost gravity separation plant. Recovery of these values would defray a portion of the exploration cost. The purpose of the present metallurgical test, which should be completed within two months, is to determine the most efficient gravity plant design and percentage of precious metals recovery.

Property Ownership
------------------
Under the terms of its agreement Fischer-Watt has the right to acquire approximately 1,870 hectares by making specific semi-annual payments, over a four-year period, to the six underlying landowners. These payments will total $724,500. When the payments are completed there are no royalties attributable to the original landowners. The rest of the property is held as government granted concessions At the end of the payment period Meridian can elect to either receive a 2% Net Smelter Return royalty from all production within a defined area of interest, or it can have a 49% joint venture interest with Fischer-Watt on the defined area of interest.


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

                                                     HIGH BID    LOW BID
                                                     --------    -------
     Year Ended January 31, 2004
       First Quarter                                   $ 0.09     $ 0.01
       Second Quarter                                    0.08       0.03
       Third Quarter                                     0.09       0.03
       Fourth Quarter                                    0.39       0.05


Cash Dividends:
---------------
Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.


Changes in Securities
---------------------
During the year common shares were issued for various reasons. The issuances are discussed in the notes to the attached financial statements.

At the close of the fiscal year there were 660 beneficial holders of common shares. Approximately 27% of the outstanding stock is controlled, through various trusts, by Jim Seed, Chairman of the Board.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Statements which are not historical facts contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or mineral production operations, projected quantities of future mining or mineral production, and anticipated production rates, costs and expenditures, as well as projected demand or supply for the products that FWG and/or FWG Subsidiaries produce, which will affect both sales levels and prices realized by such parties. Factors that could cause actual results to differ materially include, among others, risks and uncertainties relating to general domestic and international economic and political risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force major events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the results of financing efforts and financial market conditions, and other factors described herein and in FWG's quarterly reports on Form 10-QSB. Many of such factors are beyond the Company's ability to control or predict. Actual results may differ materially from those projected. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.


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

The Company reported net loss of $561,865 for the year ended January 31, 2004. For the same time period the General and Administrative expenses were $373,229 and Exploration costs were $183,136. The exploration costs are totally applicable to the exploration and feasibility study work being carried out on the La Balsa property and compare to a similar amount of $189,743 spent on the property the previous year. General and Administrative costs decreased slightly from $395,362 in the prior year. The Company has an accumulated deficit of $17.1 million and continues to experience negative cash flow. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of metals. Management's plans may require additional financing or disposition of some of the Company's assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Liquidity and Financial Condition

As of January 31, 2004 the Company had negative working capital of $(1,400,581) made up of cash current assets of $20,942 and current liabilities of $1,421,523 including related party liabilities of $1,219,061. On January 31, 2004, the Company's current ratio of current assets to current liabilities was therefore less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. Cash flows from operations during fiscal 2004 are not expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company anticipates needing additional funding from equity or borrowings. However, it is presently uncertain if any such financing in adequate amounts will be available to the Company, or will be available on terms acceptable to the Company.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. FWG has experienced losses for the years ended
January 31, 2004 and 2003 of $(561,865) and $(586,422) respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operations was $(324,922) for the year ended January 31, 2004 as compared to $(243,709) used over the corresponding period a year earlier.

Cash flows from investing activities decreased to $281,704 from $301,305 the previous year. This reflects a decreased in capital contribution to the La Balsa project by a related party shareholder of $129,500 from $271,305 the prior year as well as proceeds of $152,204 from the exercise of stock options and issuance of common stock and stock subscriptions as compared to $30,000 in the previous year.

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


COSTS AND EXPENSES

General and Administrative:

General and administrative costs decreased from $395,363 in fiscal 2003 to $373,229 in fiscal 2004.

Other Income and Expenses

Net interest expense of $5,500 in each year resulted from related party loans aggregating $110,000.

Item 7. FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retains Stark, Winter, Schenkein & Co, LLP 7535 East Hampden Avenue, Colorado, as its principle independent auditor. There has been no material disagreement between the parties during the fiscal year.

Item 8A  CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.


Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                            Positions Held             Position
Name                       Age              With the Company           Held Since
----                       ---              ----------------           ----------
George Beattie             76               Chief Executive Officer    August 27, 1993
                                            President

Gerald D. Helgeson         70               Director                   March 14, 1994
                                            Secretary

Peter Bojtos               55               Director                   April 24, 1996
                                            Vice Chairman
                                            Vice President

James M. Seed              63               Chairman of the Board      June 1, 1996

Jorge E. Ordonez           64               Director                   June 12, 1996

William Rapaglia           57               Director                   October 10, 2003

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

Mr. Seed became a Director of Fischer-Watt Gold Company, on June 1, 1996, and was appointed Chairman of the Board on October 20, 1999.

WILLIAM J. RAPAGLIA

William J. Rapaglia has over twenty years experience in real state, acquisitions, constructions and development. As a principal or partner in real state development projects, Mr. Rapaglia `s responsibilities ranged from construction management, permit expedition, entitlements, forming syndication's, investor relations, capitalization, legal liaison, marketing and project promotion. He is a licensed real state broker in the state of California.

Since 1995, Mr. Rapaglia has been intricately involved with the management, direction, growth and development of both private and public companies.

Since 1997, he has been involved in the mining industry. He is currently a Director of Nevada Mining Company, a closely held corporation.

He was President and Director of a small publicly traded investment banking firm, Institutional Equities Corporation. In his capacity as President, he oversaw all aspects of running a public company. Mr. Rapaglia maintains strong business relations with investment bankers and market makers throughout the United States and Europe. Subsequent to 9/11 he formed a company, which has provided logistical support to the U.S. Militaries Operation Enduring Freedom in Afghanistan.

Mr. Rapaglia has worked and traveled extensively overseas. After serving in the United States Marine Corps from 1965 to 1969, he attended Arizona State University and the University of Tubingen in Germany.

Mr. Rapaglia is married with an eight year old daughter and four year old son.

Item 10. EXECUTIVE COMPENSATION.

The following table presents the compensation awarded to, earned by, or paid to Mr. George Beattie, the Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation       Long Term Compensation
                                            -------------------       ----------------------

Name and
Principal                  Fiscal
Position                   Year             Salary $
--------                   ----             --------
George Beattie,            2003             100,000
                           2002             100,000
                           2001             100,000
President, CEO             2000             100,000
                           1999             100,000
                           1998             100,000

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
PO Box 222                                  Owned indirectly.  Note 1
New York, NY 10274

Peter Bojtos                                3,150,000 shares
Officer and Director                        owned directly and
2582 Taft Court                             indirectly.    Note 2                    4.4%
Lakewood, CO 80215

James M. Seed                               14,941,600 shares
Director and Chairman of the Board          owned indirectly,
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

Directors and                               18,092,600 shares
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

Note 4 - Mr. Helgeson has assigned all of his options to his wife, Madelynne Helgeson.

       Options to purchase Common Stock Granted to Directors and Officers as of April 15, 2004

                          Amount           Price         Granted       Expires
                          ------           -----         -------       -------

       George Beattie     500,000          0.01          10/27/99      10/31/05
                          500,000          0.05          06/02/02      06/30/07


       James Seed         500,000          0.01          10/27/99      10/31/05
                          500,000          0.05          06/02/02      06/30/07

       Peter Bojtos     1,050,000          0.04          09/08/03     09/07/06

       Jorge Ordonez      500,000          0.01          10/27/99     10/31/05
                          500,000          0.05          06/02/02     06/30/07

       Jerry Helgeson     400,000          0.01          10/27/99     10/31/05
                          500,000          0.05          06/02/02     06/30/07

       William Rapaglia   500,000          0.05          11/13/03     06/30/07

Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.


 Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

 The exploration and feasibility studies on the La Balsa property have been largely funded through cash contributions to the project from Mr. James Seed, Director and Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $918,000.

 Due to a severe cash shortage, executives of the corporation have been deferring the payment of their salaries. Mr. George Beattie, President and Chief Executive Officer, is owed $508,333 and Mr. Peter Bojtos, Vice-President, is owed $290,915. These amounts are included in accounts payable and accrued expenses - shareholders.

Item 13.  EXHIBITS AND REPORTS ON FROM 8-K

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

         (b) Reports on Form 8-K

On December 13, 2000, the Company filed a report on Form 8-K. This report was related to the sale of the Colombian assets.

Item   14.  Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2003 and 2004, were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $16,700 and $13,500 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2004 were $3,700 and $3,250 respectively.

 All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

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

Signature and  Title                                       Date
--------------------                                       ----

/s/ George Beattie                                   April 16, 2004
--------------------------------------------
George Beattie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Gerald D. Helgeson                               April 16, 2004
--------------------------------------------
Gerald D. Helgeson
Director, Secretary


/s/ James M. Seed                                    April 16, 2004
--------------------------------------------
James M. Seed
Chairman of the Board and Director


/s/ George Beattie                                   April 16, 2004
--------------------------------------------
President, Chief Executive Officer
(Principal Executive Officer)


/s/       *
--------------------------------------------
Peter Bojtos
Director and  Vice President
Vice Chairman of the Board

/s/       *
--------------------------------------------
Jorge Ordonez
Director

* unavailable for signature due to foreign travel status.

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

Report of Independent Auditors


Board   of   Directors
and Shareholders
Fischer-Watt Gold
Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. as of January 31, 2004 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended January 31, 2003 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. as of January 31, 2004, and the consolidated results of their operations and their cash flows for the years ended January 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Tinter Schenkein & Co., LLP
--------------------------------------
Denver, Colorado
April 8, 2004
                                       F-2

                                Fischer-Watt Gold
                                  Company, Inc.

                           Consolidated Balance Sheet
                                January 31, 2004

                                        ASSETS

Current Assets:
  Cash                                                            $     20,942
                                                                  ============


                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                                $    102,462
  Note payable - shareholder                                           100,000
  Accounts payable and accrued expenses - shareholders               1,219,061
                                                                  ------------
      Total current liabilities                                      1,421,523
                                                                  ------------

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                       --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 50,642,384 shares
   issued and outstanding                                               50,642
  Additional paid-in capital                                        15,505,699
  Common stock subscriptions                                           179,032
  Accumulated (deficit)                                            (17,135,954)
                                                                  ------------
                                                                    (1,400,581)
                                                                  ------------
                                                                  $     20,942
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                      Years Ended January 31, 2003 and 2004


                                                      2003           2004
                                                  ------------    ------------

Revenue                                           $       --      $       --
                                                  ------------    ------------

Costs and expenses:
 Exploration                                           189,743         183,136
 General and administrative                            395,363         373,229
                                                  ------------    ------------
                                                       585,106         556,365
                                                  ------------    ------------

(Loss) from operations                                (585,106)       (556,365)
                                                  ------------    ------------

Other income (expense):
 Interest expense                                       (5,500)         (5,500)
 Other income                                            4,184            --
                                                  ------------    ------------
                                                        (1,316)         (5,500)
                                                  ------------    ------------
Net (loss)                                        $   (586,422)   $   (561,865)
                                                  ============    ============

Per share information - basic and fully diluted

Net income (loss) per share                       $      (0.01)   $      (0.01)
                                                  ============    ============

Weighted average shares outstanding                 46,244,217      48,824,967
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.


                         Fischer-Watt Gold Company, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                      Years Ended January 31, 2003 and 2004


                                           Common Stock         Additional
                                 ---------------------------     Paid in      Capital Stock    Accumulated
                                    Shares         Amount        Capital       Subscribed       (Deficit)        Total
                                 ------------   ------------   ------------   ------------    ------------    ------------

Balance, January 31, 2002          46,223,384   $     46,223   $ 14,804,609   $       --      $(15,987,667)   $ (1,136,835)


Contribution to capital                  --             --          271,305           --              --           271,305

Issuance of stock options
 for services                            --             --           75,500           --              --            75,500

Issuance of stock for services         250,000           250         24,750           --             --            25,000

Stock subscriptions                      --             --             --           42,750            --            42,750

Net (loss) for the year                  --             --             --             --          (586,422)       (586,422)
                                 ------------   ------------   ------------   ------------    ------------    ------------

Balance, January 31, 2003          46,473,384         46,473     15,176,164         42,750     (16,574,089)     (1,308,702)


Issuance of subscribed shares       1,000,000          1,000         29,000        (30,000)           --              --

Contribution to capital                  --             --          129,500           --              --           129,500

Discount on stock issued
 to affiliates                           --             --           57,000           --              --            57,000

Stock subscriptions                      --             --             --          166,282            --           166,282

Issuance of stock for cash          3,169,000          3,169        114,035           --             --           117,204

Net (loss) for the year                  --             --             --             --          (561,865)       (561,865)
                                 ------------   ------------   ------------   ------------    ------------    ------------
Balance, January 31, 2004          50,642,384   $     50,642   $ 15,505,699   $    179,032    $(17,135,954)   $ (1,400,581)
                                 ============   ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows

                                                                       2003          2004
                                                                     ---------    ---------
Cash flows from operating activities:
Net income (loss)                                                    $(586,422)   $(561,865)
                                                                     ---------    ---------

  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation                                                            662         --

 Issuance of common stock for services and other non-cash items         25,000       57,000
   Stock options issued for services                                    75,500         --
   Stock subscriptions related to services provided                     12,750         --
Changes in assets and liabilities:
   Accounts payable                                                     99,351      (29,021)
   Accounts payable and accrued expenses - shareholders                129,450      208,964
                                                                     ---------    ---------
       Total adjustments                                               342,713      236,943
                                                                     ---------    ---------
  Net cash (used in) operating activities                             (243,709)    (324,922)
                                                                     ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                     --           --
                                                                     ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common shares and stock subscriptions      30,000      152,204
   Capital contribution by shareholder                                 271,305      129,500
                                                                     ---------    ---------
  Net cash provided by financing activities                            301,305      281,704
                                                                     ---------    ---------

Increase (decrease) in cash and cash equivalents                        57,596      (43,218)

Cash and cash equivalents, beginning of period                           6,564       64,160
                                                                     ---------    ---------

Cash and cash equivalents, end of period                             $  64,160    $  20,942
                                                                     =========    =========

Supplemental cash flow information:
   Cash paid for interest                                            $    --      $    --

   Cash paid for income taxes                                        $    --      $    --


Non cash investing and financing activities:
   Common shares issued for stock subscriptions                      $    --      $  30,000
   Conversion of amounts due to affiliate to stock subscription      $    --      $ 131,282

See the accompanying notes to the consolidated financial statements.

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004


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

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004


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

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004


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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004


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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had a material impact on the Company's financial position, results of operations or cash flows.

                        Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date. The adoption of SFAS 149 has mot had a material effect on the financial statements. In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004

Note 2. Financial Condition, Liquidity, and Going Concern

The Company incurred operating losses of $586,422 and $561,865 for the years ended January 31, 2003 and 2004, and has stockholders' and working capital deficits of $1,400,581 at January 31, 2004. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3. Notes Payable - Shareholder

During December 1999 a shareholder of the Company advanced $100,000 to the Company to be used to settle the Company's obligation to a vendor. The note evidencing the loan bears interest at prime plus 2% and is payable on demand. Accrued interest of $28,500 is included in Accounts payable and accrued expenses
- shareholders at January 31, 2004.

Note 4. Stockholders' (Deficit)

During the year ended January 31, 2003 and 2004, a shareholder contributed $271,305 and $129,500 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.

During the year ended January 31, 2003 the Company issued 250,000 shares of common stock in exchange for consulting services. These shares were valued at their fair market value of $25,000.

During the year ended January 31, 2003 the Company received cash aggregating $30,000 related to a stock subscription for 1,000,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003. The 1,000,000 shares were issued during the year ended January 31, 2004.

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004



During the year ended January 31, 2004 the Company issued an aggregate of 3,169,000 shares of common stock for cash of $117,204. In addition, the company accepted stock subscriptions for 1,300,000 shares of common stock for cash of $35,000 and 937,727 shares of common stock for the forgiveness of salary due to an officer of $131,282. One of the cash subscriptions for 1,050,000 shares is with an affiliate and the discount on the shares from fair market value of $31,500 has been charged to operations during the year ended January 31, 2004.


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

During the year ended January 31, 2003 the Company issued options to purchase 3,350,000 shares of common stock at $.05 per share to employees, directors and consultants. The fair market value of the options issued to persons other than employees of $75,500 has been charged to operations during the year ended January 31, 2003. These options expire between July 2005 and June 2007.

During the year ended January 31, 2004 the Company issued options to purchase 1,550,000 shares of common stock at $.04 to $.05 per share to employees and directors. The excess of the fair market value over the exercise price of the options of $25,500 has been charged to operations during the year ended January 31, 2004. These options expire between September 2006 and June 2007.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended January 31, 2003 and 2004: expected life of options of 3 to 5 years and 3 to 3.5 years, expected volatility of .703 and 1.25, risk-free interest rate of 3.0% and 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended January 31, 2003 and 2004 approximated $.03 and $.03 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

January 31,                        2003               2004
                                   ----               ----

Net (loss)
  As reported                $  (586,422)         $(561,865)

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004

January 31,                                                2003           2004
                                                      ------------  ------------

Net (loss)
  As reported                                         $  (586,422)  $  (561,865)


Pro forma                                             $  (601,385)  $  (613,365)

Earnings (loss) per share - basic and fully diluted
  As reported                                         $    (0.01)   $   (0.01)
  Pro forma                                           $    (0.01)   $   (0.01)



The following table summarizes the stock option activity:


                                                 Stock         Weighted-average
                                                 Options       Price per Share
                                                 -------       -----------------

Outstanding at January 31, 2002                8,593,000            $0.16
Granted                                        3,350,000             0.05
Exercised                                       (600,000)            0.05
Expired                                       (2,582,000)
                                             -----------
Outstanding at January 31, 2003                8,761,000             0.09
Granted                                        1,550,000             0.04
Exercised                                     (2,900,000)            0.03
Expired                                       (1,361,000)
                                             -----------
Outstanding at January 31, 2004                6,050,000            $0.04
                                             ===========

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 2004

                              Options Outstanding      Options Exercisable
                            ------------------------   ---------------------
                            Weighted-       Weighted-              Weighted-
                             Average         Average                Average
Range of  Number           Contractual      Exercise     Number    Exercise
Prices    Outstanding          Life          Price     Exercisable    Price
------    -----------      -----------      --------   ----------- --------
$ 0.03-$0.05  6,050,000   2.7 years     $   0.04     6,050,000     $0.04

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

                         Fischer Watt Gold Company, Inc.
                   Notes to Consolidated Financial Statements
                                January 31, 2004

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                 2003                  2004
                                            ----                  ----

Domestic                                $  (586,422)         $  (561,865)
Foreign                                           -                    -
                                          ---------            ---------

Net loss) before taxes                  $  (586,422)         $  (561,865)
                                          =========            =========

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:


January 31,                                  2003                  2004
                                          ---------            ---------

Federal statutory rate                       (34.0)%              (34.0)%
Increase in net deferred tax asset
  valuation allowance                         34.0                 34.0
                                          ---------            ---------
                                               0.0%                 0.0%
                                          =========            =========

The Company has federal tax loss carryforwards of approximately $7.0 million at January 31, 2004, which expire through 2024. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carryforwards.

The deferred tax asset of approximately $2.4 million resulting from the net operating loss carryforwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

Note 7. Transactions With Related Parties

During the years ended January 31, 2003 and 2004 certain employee shareholders deferred salaries and expenses aggregating $123,950 and $175,000. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying consolidated financial statements.

The exploration and feasibility studies on the La Balsa property have been largely funded through cash contributions to the project from Mr. James Seed, Director and Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $918,000.