Form 10QSB
period 2004-04-30
FISCHER  WATT GOLD CO INC
filed 2004-06-18
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Three months period ended April 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                                88-0227654
      -----------                                            ------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2003.

Common Stock, par value $.001                                 52,649,111
-----------------------------                                 ----------
       Title of Class                                       Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates................................................................3
Conversion Table..............................................................3
Forward Looking Statements....................................................3
Item 1 - Financial Statements.................................................4
   1.1     Consolidated Balance Sheet.........................................4
   1.2     Consolidated Statements of Operation...............................5
   1.3     Consolidated Statements of Cash Flow...............................6
   1.4     Notes to Consolidated Financial Statements.........................7
Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................8
   2.1     Liquidity and Capital Resources....................................8
      2.1.1 Short Term Liquidity..............................................8
      2.1.2 Long Term Liquidity...............................................8
   2.2     Results of Operations..............................................9
   2.3     Revenues...........................................................9
   2.4     Costs and Expenses.................................................9
   2.5     Commitments and Contingencies......................................9
   2.6     Foreign Currency Exchange..........................................9
   2.7     Going Concern Consideration........................................9
   2.8     Other.............................................................10
   2.9     Cautionary Note Regarding Forward-Looking Statements..............15
Item 3 - Controls and Procedure..............................................15
   3.1     Legal Proceedings.................................................16
   3.2     Changes in Securities.............................................16
   3.3     Default in Senior Securities......................................16
   3.4     Submission of Matters to a vote of Security Holders...............16
   3.5     Other Information.................................................16
   3.6     Exhibits and Reports on Form 8-K..................................16

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

Item 1 - Financial Statements
-----------------------------
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                                 $        36,197
                                                                       ===============


                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                     $        62,683
  Notes payable - shareholders                                                 110,500
  Accounts payable and accrued expenses - shareholders                       1,236,479
                                                                       ---------------
      Total current liabilities                                              1,409,662
                                                                       ---------------
Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                               --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 52,649,111 shares
   issued and outstanding                                                       52,649
  Additional paid-in capital                                                15,654,774
  Common stock subscriptions                                                   182,721
  Accumulated (deficit)                                                    (17,263,609)
                                                                       ---------------
                                                                            (1,373,465)
                                                                       ---------------
                                                                       $        36,197
                                                                       ===============


      See the accompanying notes to the consolidated financial statements.

1.2

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended April 30, 2004 and 2003
                                   (Unaudited)

                                                      2004            2003
                                                  ------------    ------------

Revenue                                           $       --      $       --
                                                  ------------    ------------

Costs and expenses:
 Exploration                                            46,540          68,010
 General and administrative                            129,327          68,994
                                                  ------------    ------------
                                                       175,867         137,004
                                                  ------------    ------------

(Loss) from operations                                (175,867)       (137,004)
                                                  ------------    ------------

Other (income) and expense
 (Gain) on the write off of payables                   (49,587)           --
 Interest expense                                        1,375           1,375
                                                  ------------    ------------
                                                       (48,212)          1,375
                                                  ------------    ------------

Net (loss)                                        $   (127,655)   $   (138,379)
                                                  ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)
                                                  ============    ============

Weighted average shares outstanding                 51,813,535      47,140,051
                                                  ============    ============







      See the accompanying notes to the consolidated financial statements.

1.3

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2004 and 2003
                                   (Unaudited)

                                                          2004         2003
                                                        ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(139,716)   $(123,562)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities               154,971       78,300
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents           15,255      (45,262)

Cash and cash equivalents, beginning of period             20,942       64,160
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  36,197    $  18,898
                                                        =========    =========




      See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2004 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

(3) Stockholders' (Deficit)

During the period ended April 30, 2004 a third party subscribed to 1,442,308 shares of common stock for a cash payment of $149,971 and certain affiliates exercised options to purchase 500,000 shares of common stock for cash aggregating $5,000. In addition, the Company issued 1,506,727 shares of common stock subscribed for in previous periods.

(4) Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $17,263,609 and has working capital and stockholders' deficits of $1,373,465 at April 30, 2004. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity

As of April 30, 2004 the Company had $ 36,197 in cash and accounts payable and accrued expenses of $1,409,662.

On April 30, 2004 the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

The Company incurred a net loss of $127,655 for the three-month period ending April 30, 2004 compared to $138,379 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On April 30, 2004 the accumulated deficit was $17.2 Million

2.1.2 Long Term Liquidity

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

2.2 Results of Operations

The Company had net loss of $127,655 as compared to net loss of $138,379 for the comparable period in the prior year.

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

Selling, general and administrative cost increased to $129,327 from $68,994 for the comparable period of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense decreased from $68,010 to $46,540 for the 2004 comparable period. Exploration costs did not change significantly for the three-month periods. All exploration costs been incurred at the La Balsa property in Mexico.


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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2004, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17.2 million. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2004. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

--------------------------------------------------------------------------

    Class          Type               Tonnes                  %Cu
    -----          ----               ------                  ---

Measured      Clay Oxide              556,447                   0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                             ----------------        ----------------
              Sub Total            9,119,181                    2.164

Indicated     Clay Oxide              103,041                   0.939
              Rock Oxide           1,246,182                    0.548
              Sulphide             2,147,934                    0.206
                             ----------------        ----------------
              Sub Total            3,497,157                    0.349

Inferred      Clay Oxide               3,221                    0.728
              Rock Oxide             186,425                    0.442
              Sulphide            11,684,788                    0.154
                             ---------------         ----------------
              Sub Total           11,874,434                    0.159

Total         Clay Oxide             662,709                    0.99
              Rock Oxide           3,514,247                    0.74
              Sulphide            20,313,816                    0.96
                             ---------------         ----------------
              Total               24,490,772                    0.93




    Class          Type               Tonnes                 Cu%
    -----          ----               ------                 ---

   Measured   Clay Oxide             659,488                   0.989
     and      Rock Oxide           3,327,822                   0.754
  Indicated   Sulphide             8,629,028                   2.062
                             ----------------        ----------------
              Sub Total           12,616,338                   1.661


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


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------
               Inclination      Azimuth                                  Vertical        Total
  Hole #         Degrees        Degrees     From Meters  To Meters      Thickness        Cu %     Ore Type     Zone
------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------

    101           - 90             0           13.5         18.0           4.5           1.31      Oxide       West
    102           - 90             0           33.0         40.5           7.5           0.99     Sulfide      West
    103           - 50            030          0.00         10.5           8.0           3.79      Oxide       West
                                               18.0         28.5           8.0           2.08     Sulfide      West
    104           - 90             0            9.0         39.0           30.0          3.87      Oxide       East
                                               39.0         58.5           19.5          2.09     Sulfide      East
    105           - 45            090           9.0         51.0           29.7          2.13      Oxide       East
    106           - 45            315          40.3         60.0           13.9          1.11     Sulfide      East *
    107           - 45            135           8.0         52.5           31.5          2.78      Oxide       East
    108           - 45            045          12.0         30.0           12.7          1.20      Oxide       East
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

                                          FISCHER-WATT GOLD COMPANY, INC.

Date: June 17, 2004                       By:   /s/George Beattie
                                                --------------------------------
                                                George Beattie, President,
                                                Chief Executive Officer
                                                (Principal Executive Officer)