Form 10QSB
period 2004-07-31
FISCHER  WATT GOLD CO INC
filed 2004-09-09
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Three months period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                            88-0227654
         ---------                                         -------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2004.

Common Stock, par value $.001                                52,649,111
-----------------------------                             ----------------
         Title of Class                                   Number of Shares


Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                                      Index

Exchange Rates............................................................   3
Conversion Table..........................................................   3
Forward Looking Statements................................................   3
Item 1 - Financial Statements.............................................   4
   1.1      Consolidated Balance Sheet....................................   4
   1.2      Consolidated Statements of Operation..........................   5
   1.3      Consolidated Statements of Cash Flow..........................   6
   1.4      Notes to Consolidated Financial Statements....................   7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   8
   2.1      Liquidity and Capital Resources...............................   8
      2.1.1 Short Term Liquidity..........................................   8
      2.1.2 Long Term Liquidity...........................................   9
   2.2      Results of Operations.........................................   9
   2.3      Revenues......................................................   9
   2.4      Costs and Expenses............................................   9
   2.5      Commitments and Contingencies.................................   9
   2.6      Foreign Currency Exchange.....................................  10
   2.7      Going Concern Consideration...................................  10
   2.8    Other...........................................................  10
   2.9   Cautionary Note Regarding Forward-Looking Statements.............  15
Item 3 - Controls and Procedure...........................................  15
   3.1     Legal Proceedings..............................................  16
   3.2     Changes in Securities..........................................  16
   3.3     Default in Senior Securities...................................  16
   3.4     Submission of Matters to a vote of Security Holders............  16
   3.5     Other Information..............................................  16
   3.6     Exhibits and Reports on Form 8-K...............................  16

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

       ============================ ========= ==================================
       1 mile = 1.6093 kilometers             1 metric tonne = 2,204.6 pounds
       ---------------------------- --------- ----------------------------------
       1 foot = 0.305 meters                  1 ounce (troy) = 31.1035 grams
       ---------------------------- --------- ----------------------------------
       1 acre = 0.4047 hectare                1 imperial gallon = 4.5546 liters
       ---------------------------- --------- ----------------------------------
       1 long ton = 2,240 pounds              1 liter = 1.057 U.S. quarts
       ============================ ========= ==================================

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

Item 1 - Financial Statements
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                  July 31, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                            $        785
                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                $     40,337
  Notes payable - shareholders                                         110,500
  Accounts payable and accrued expenses - shareholders               1,269,174
                                                                  ------------
      Total current liabilities                                      1,420,011
                                                                  ------------

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                       --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 52,649,111 shares
   issued and outstanding                                               52,649
  Additional paid-in capital                                        15,654,774
  Common stock subscriptions                                           182,721
  Accumulated (deficit)                                            (17,309,370)
                                                                  ------------
                                                                    (1,419,226)
                                                                  ------------
                                                                  $        785
                                                                  ============

      See the accompanying notes to the consolidated financial statements.

1.2
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
            Three Months and Six Months Ended July 31, 2004 and 2003
                                   (Unaudited)

                                                          Three Months                    Six Months
                                                  ----------------------------    ----------------------------
                                                     2004             2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Revenue                                           $       --      $       --      $       --      $       --
                                                  ------------    ------------    ------------    ------------

Costs and expenses:
 Exploration                                             9,880          31,007          56,420          99,017
 General and administrative                             52,154          53,176         181,481         122,170
                                                  ------------    ------------    ------------    ------------
                                                        62,034          84,183         237,901         221,187
                                                  ------------    ------------    ------------    ------------

(Loss) from operations                                 (62,034)        (84,183)       (237,901)       (221,187)
                                                  ------------    ------------    ------------    ------------

Other (income) expense
  Gain on the write off of payables                    (17,648)           --           (67,235)           --
  Interest expense                                       1,375           1,375           2,750           2,750
                                                  ------------    ------------    ------------    ------------
                                                       (16,273)          1,375         (64,485)          2,750
                                                  ------------    ------------    ------------    ------------

Net (loss)                                        $    (45,761)   $    (85,558)   $   (173,416)   $   (223,937)
                                                  ============    ============    ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 52,649,111      48,373,384      52,231,323      47,756,717
                                                  ============    ============    ============    ============



      See the accompanying notes to the consolidated financial statements.

1.3

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended July 31, 2004 and 2003
                                   (Unaudited)

                                                           2004        2003
                                                        ---------    ---------
Cash flows from operating activities:
  Net cash (used in) operating activities               $(175,128)   $(186,785)
                                                        ---------    ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities        --           --
                                                        ---------    ---------

Cash flows from financing activities:
  Net cash provided by financing activities               154,971      160,500
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents          (20,157)     (26,285)

Cash and cash equivalents, beginning of period             20,942       64,160
                                                        ---------    ---------

Cash and cash equivalents, end of period                $     785    $  37,875
                                                        =========    =========




      See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2004
                                   (UNAUDITED)

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

(3)      Stockholders' (Deficit)

During the period ended July 31, 2004 a third party subscribed to 1,442,308 shares of common stock for a cash payment of $149,971 and certain affiliates exercised options to purchase 500,000 shares of common stock for cash aggregating $5,000. In addition, the Company issued 1,506,727 shares of common stock subscribed for in previous periods.

During July 2004 the Company issued 100,000 options to purchase common stock at $.12 per share for a period of 5 years to a director.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended July 31, 2004: expected life of options of 5 years, expected volatility of 1.14, risk-free interest rate of 3.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended July 31, 2004, approximated $.10 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

Net (loss)
  As reported                        $  (173,416)
  Pro forma                          $  (183,416)

Earnings (loss) per share - basic and fully diluted
  As reported                        $     (0.00)
  Pro forma                          $     (0.00)

(4)      Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $17,309,370 and has working capital and stockholders' deficits of $1,419,226 at July 31, 2004. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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



Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
--------------------------------------------------------------------------------

2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity

As of July 31, 2004 the Company had $ 785 in cash and accounts payable and accrued expenses of $1,420,011.

On July 31, 2004 the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. To help eliminate this problem the Company sold its Colombian operation during calendar year 2000 and is concentrating its efforts in Mexico.

The Company incurred a net loss of $173,416 for the six-month period ending July 31, 2004 compared to $223,937 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On July 31, 2004 the accumulated deficit was $17.3 Million

2.1.2 Long Term Liquidity

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

2.2 Results of Operations

The Company had net loss of $173,416 as compared to net loss of $223,937 for the comparable period in the prior year.

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

Selling, general and administrative cost increased to $237,901 from $221,187 for the comparable period of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense decreased from $99,017 to $56,420 for the 2004 comparable period. Exploration costs did not change significantly for the six-month periods. All exploration costs been incurred at the La Balsa property in Mexico.


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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2004, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17.3 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

===========================================================================
    Class          Type               Tonnes                 Cu%
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


===========================================================================


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


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------
  Hole #       Inclination      Azimuth        From           To         Vertical        Total    Ore Type     Zone
                 Degrees        Degrees       Meters       Meters       Thickness        Cu %
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

Item 3. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures, concluded that the Company's disclosure and procedures were effective for this purpose.

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

                                         FISCHER-WATT GOLD COMPANY, INC.

Date: September 8, 2004                  By:  /s/ George Beattie
                                              ------------------------------
                                             George Beattie, President,
                                             Chief Executive Officer
                                             (Principal Executive Officer)