Form 10QSB
period 2004-10-31
FISCHER  WATT GOLD CO INC
filed 2004-12-15
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Three months period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                                 88-0227654
(State or other jurisdiction                               -------------------
of incorporation or organization)                             (IRS Employer
                                                            Identification No.)

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

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2004.

Common Stock, par value $.001                                52,649,111
-----------------------------                            ----------------
        Title of Class                                   Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates........................................................................3
Conversion Table......................................................................3
Forward Looking Statements............................................................3
Item 1 - Financial Statements.........................................................4
   1.1      Consolidated Balance Sheet................................................4
   1.2      Consolidated Statements of Operation......................................5
   1.3      Consolidated Statements of Cash Flow......................................6
   1.4      Notes to Consolidated Financial Statements ...............................7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................8
   2.1      Liquidity and Capital Resources...........................................8
      2.1.1 Short Term Liquidity......................................................9
      2.1.2 Long Term Liquidity.......................................................9
   2.2      Results of Operations.....................................................9
   2.3      Revenues..................................................................9
   2.4      Costs and Expenses........................................................9
   2.5      Commitments and Contingencies............................................10
   2.6      Foreign Currency Exchange................................................10
   2.7      Going Concern Consideration..............................................10
   2.8   Other.......................................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements........................15
Item 3 - Controls and Procedure......................................................15
   3.1     Legal Proceedings.........................................................16
   3.2     Changes in Securities.....................................................16
   3.3     Default in Senior Securities..............................................16
   3.4     Submission of Matters to a vote of Security Holders.......................16
   3.5     Other Information.........................................................16
   3.6     Exhibits and Reports on Form 8-K..........................................16

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

Item 1 - Financial Statements
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                October 31, 2004
                                   (Unaudited)

                                           ASSETS

Current assets:
  Cash                                                              $      3,234
  Inventory                                                              175,000
                                                                    ------------
     Total current assets                                           $    178,234
                                                                    ============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                  $     39,306
  Notes payable - shareholders                                           285,500
  Accounts payable and accrued expenses - shareholders                 1,301,349
                                                                    ------------
      Total current liabilities                                        1,626,155
                                                                    ============
Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                         --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 52,649,111 shares
   issued and outstanding                                                 52,649
  Additional paid-in capital                                          15,679,774
  Common stock subscriptions                                             257,721
  Accumulated (deficit)                                              (17,438,065)
                                                                    ------------
                                                                      (1,447,921)
                                                                    ------------
                                                                    $    178,234
                                                                    ============

      See the accompanying notes to the consolidated financial statements.

1.2

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
          Three Months and Nine Months Ended October 31, 2004 and 2003
                                   (Unaudited)

                                                           Three Months                   Nine Months
                                                  ----------------------------    ----------------------------
                                                       2004            2003           2004            2003
                                                  ------------    ------------    ------------    ------------
Revenue                                           $       --      $       --      $       --      $       --

Costs and expenses:
 Exploration                                             4,325          31,096          60,745         130,113
 General and administrative                            122,995          50,161         304,476         172,331
                                                  ------------    ------------    ------------    ------------
                                                       127,320          81,257         365,221         302,444
                                                  ------------    ------------    ------------    ------------
(Loss) from operations                                (127,320)        (81,257)       (365,221)       (302,444)
                                                  ------------    ------------    ------------    ------------
Other (income) and expense
Gain on the write off of accounts payable                 --              --           (67,235)           --
Interest expense                                         1,375           1,375           4,125           4,125
                                                  ------------    ------------    ------------    ------------
                                                         1,375           1,375         (63,110)          4,125
                                                  ------------    ------------    ------------    ------------
Net (loss)                                        $   (128,695)   $    (82,632)   $   (302,111)   $   (306,569)
                                                  ============    ============    ============    ============
Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                  ------------    ------------    ------------    ------------
Weighted average shares outstanding                 52,649,111      49,723,384      52,370,586      48,412,273
                                                  ============    ============    ============    ============


      See the accompanying notes to the consolidated financial statements.

1.3

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 2004 and 2003
                                   (Unaudited)

                                                             2004           2003
Cash flows from operating activities:
  Net cash (used in) operating activities               $  (202,679)   $  (238,340)
                                                        -----------    -----------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities          --             --
                                                        -----------    -----------
Cash flows from financing activities:
  Net cash provided by financing activities                 184,971        196,750
                                                        -----------    -----------

Increase (decrease) in cash and cash equivalents            (17,708)       (41,590)

Cash and cash equivalents, beginning of period               20,942         64,160
                                                        -----------    -----------

Cash and cash equivalents, end of period                $     3,234    $    22,570
                                                        ===========    ===========




      See the accompanying notes to the consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2004
                                   (UNAUDITED)

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

(2)      Inventory

Inventory is stated at the lower of cost or market on a first in, first out basis and consists of uncut gemstones.

(3)      Earnings Per Share

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

(4)      Notes Payable - Shareholders

During the period ended October 31, 2004, a shareholder advanced an additional $175,000 to the Company by the direct payment for the Company's gemstone inventory. The Company accrues interest on this advance at 5% per annum.

(5)      Stockholders' (Deficit)

During the period ended October 31, 2004 a third party subscribed to 1,442,308 shares of common stock for a cash payment of $149,971 and certain affiliates exercised options to purchase 500,000 shares of common stock for cash aggregating $5,000. In addition, a shareholder contributed $25,000 to the capital of the Company and certain affiliates exercised options to purchase 420,000 shares of common stock for $5,000, which shares have not yet been issued. The Company also issued 1,506,727 shares of common stock subscribed for in previous periods and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services.

During July 2004 the Company issued 100,000 options to purchase common stock at $.12 per share for a period of 5 years to a director.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended October 31, 2004: expected life of options of 5 years, expected volatility of 1.14, risk-free interest rate of 3.0% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended October 31, 2004, approximated $.10 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

Net (loss)
  As reported                        $  (302,111)
  Pro forma                          $  (312,111)

Earnings (loss) per share - basic and fully diluted
  As reported                        $(0.01)
  Pro forma                          $(0.01)

(6)      Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $17,438,065 and has working capital and stockholders' deficits of $1,447,921 at October 31, 2004. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to develop mineral properties in Mexico as Mexico is supportive of the mining industry and NAFTA has made doing business there attractive and has acquired a gemstone inventory. In addition, the Company has funded its operations from capital contributions from a shareholder a the sale of common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

2.1      Liquidity and Capital Resources

2.1.1    Short Term Liquidity

As of October 31, 2004 the Company had $ 3,234 in cash and accounts payable and accrued expenses of $1,626,155.

On October 31, 2004 the Company's current ratio of current assets to current liabilities was less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year

The Company incurred a net loss of $302,111 for the nine-month period ending October 31, 2004 compared to $306,569 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On October 31, 2004 the accumulated deficit was $17.4 Million

2.1.2    Long Term Liquidity

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

2.2      Results of Operations

The Company had net loss of $302,111 as compared to net loss of $306,569 for the comparable period in the prior year.

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

Selling, general and administrative cost increased to $365,221 from $302,444 for the comparable period of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense decreased from $130,113 to $60,745 for the 2004 comparable period. All exploration costs been incurred at the La Balsa property in Mexico.


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

2.7      Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2004, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17.4 million. These conditions raise doubt about the Company's ability to continue as a going concern.

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

    Class          Type               Tonnes                  %Cu
--------------------------------------------------------------------------

Measured      Clay Oxide             556,447                    0.998
              Rock Oxide           2,081,640                    0.878
              Sulphide             6,481,094                    2.677
                                   ---------                    -----
              Sub Total            9,119,181                    2.164

Indicated     Clay Oxide             103,041                    0.939
              Rock Oxide           1,246,182                    0.548
              Sulphide             2,147,934                    0.206
                                   ---------                    -----
              Sub Total            3,497,157                    0.349

Inferred      Clay Oxide               3,221                    0.728
              Rock Oxide             186,425                    0.442
              Sulphide            11,684,788                    0.154
                                  ----------                    -----
              Sub Total           11,874,434                    0.159

Total         Clay Oxide             662,709                     0.99
              Rock Oxide           3,514,247                     0.74
              Sulphide            20,313,816                     0.96
                                  ----------                    -----
              Total               24,490,772                     0.93

    Class          Type               Tonnes                 Cu%

   Measured   Clay Oxide             659,488                    0.989
     and      Rock Oxide           3,327,822                    0.754
  Indicated   Sulphide             8,629,028                    2.062
                                  ----------                    -----
              Sub Total           12,616,338                    1.661


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

                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


------------ ---------------- ------------- ------------ ----------- ----------------- --------- ----------- ---------
  Hole         Inclination      Azimuth        From          To          Vertical      Total         Ore
   #             Degrees        Degrees       Meters       Meters       Thickness      Cu %         Type        Zone
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

Additional concessions, Balsa 7 through 11, have been filed contiguous to the original La Balsa land and at the present time the property is made up of 940.26 hectares.

Fischer-Watt Gold (FWGO) has received the "Project Review & Resource Assessment II" of the La Balsa project from Mintec, Inc. The conclusions of this report are as follows:

"As it presently stands, the La Balsa project is a small, high-grade deposit with oxide copper and mixed oxide-sulfide copper mineralization amenable to recovery by leaching. It is located in an area with very good infrastructure. It is within 15 kilometers from the industrial town of Lazaro Cardenas, which also has a major seaport. Geologically, it has the potential for additional reserves in a bulk-tonnage porphyry copper environment. The rocks in the area are highly suggestive of the presence of a mineralized porphyry copper system. Exploration drilling has been limited both in area and at depth. A number of existing drill holes bottomed in ore-grade material.

At this point in the life of the project, this study confirms that the project area contains a resource totaling of 63.6 million tonnes of all classes of resources material at an average 0.245% total copper grade. Included in these total resources are approximately 30.9 million tonnes of measured and indicated resources with an average total copper grade of 0.332%.

The Lerchs-Grossman economic analysis identified approximately 4.89 million tonnes of measured and indicated resources material at a cutoff of $0.01 profit per tonne with an average grade of 1.218% total copper as reserves. The designed pits mined 4.86 million tonnes of ore at an average total copper grade of 1.221%, recovered copper grade of 0.906% an at a strip ratio of 0.6 tonnes of waste per tonne of ore. Approximately 2.92 million tonnes of waste material is produced during mining. Areas close to the mining can accommodate the generated waste volume. Approximately 97.14 million pounds of copper may be recovered from the mined ore at an average recovery of 78.2%. Based on the mining schedule, the mining plan spans over 7 years. The total net revenue is approximately $63.5 million. At a 15% discount rate, the accumulative net present value of the project is $40.3 million before any capital expenditures and debt interest".

Processing of the copper rich leach solutions from the La Balsa was originally going to be through the use of solvent extraction and electro-winning (SX/EW) to produce cathode copper.

Discussions with people in the industry have indicated that for an oxide copper project the size of La Balsa; the capital cost of an (SX/EW) plant would be unattractive to investors. Therefore it has been decided that the leach solution at La Balsa will be mixed with shredded iron from tin cans to produce a product called cement copper. This cement copper, which will contain between 85% to 90% metallic copper will be air dried on site, placed in large bags and sent to the deep-water port at Lazaro Cardenas. A metal trader has submitted a purchase proposal for the cement copper under these conditions.

It is estimated that going to cement copper processing will reduce the total project capital cost by 60%.

Serious efforts are underway to fund La Balsa at this time.

Mercedes
--------

The company believes that the Mercedes is an excellent exploration property. However it has made the decision to put the La Balsa copper project into production as quickly as possible. This decision has made it necessary to return the Mercedes to Minera Meridian Minerales S. de R.L. de C.V.

Afghanistan
-----------

Through a board member's business affiliation in Afghanistan, the company was offered two opportunities to become involved with the mineral industry of the country:

         1. To meet with the Director of the Afghan Department of Mines and begin negotiations for mining licenses.

         2. To meet with a major owner of emerald mines in the Panjsher Valley and negotiate a purchasing and international distribution arrangement coupled with a consulting contract to improve mining techniques at the mining operations.

The board member was authorized to begin due diligence during his next trip to Afghanistan and arrangements were made to send a Colombian emerald expert to meet with him there and evaluate the quality of the emeralds being offered by the mine owner.

The consultant reported that the quality of the emerald was excellent and that a lot of approximately 2,000 carets for a purchase price of $175,000 could be sold internationally for between $250,000 and $300,000.

The company, arranged to borrow the money to purchase these emeralds from the Chairman of the Board. The terms of this loan are 5% annual interest and 875,000 shares of restricted stock.

Negotiations are presently underway with gemstone importer and distributor to sell the emeralds. The company had decided that security in Afghanistan has not reached the lever required to pursue mining exploration at this time.

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

                                               FISCHER-WATT GOLD COMPANY, INC.

Date: December 14, 2004                        By: /s/George Beattie
                                                   -----------------------------
                                                   George Beattie, President,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)