Form 10KSB
period 2005-01-31
FISCHER  WATT GOLD CO INC
filed 2005-05-16
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2005
                                             ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition period from ________ to ________

                         Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                            88-0227654
--------------------------------                        -------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization                        Identification No.)

         1410 Cherrywood Drive
         Coeur d'Alene, Idaho                                  83814
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number, including area code) 208-664-6757

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $0

The aggregate market value of the voting stock held by non-affiliates as of April 1, 2003(using the average of the Bid and Asked prices) was $1,858,935

The number of Shares of Common Stock, $.001 par value, outstanding on January 31, 2005 was 53,469,111.

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

During fiscal 2005 the Company continued with its exploration and feasibility study work on its La Balsa copper project in Michoacan, Mexico. As a result of encouraging leach test results on the metallurgical behavior of the Transitional oxide zone ores an additional drill program has been designed to try to expand the reserves of the Transitional oxide zone, which lies beneath the oxide capping. Furthermore, the Company is encouraged by the potential of discovering primary copper porphyry mineralization at depth.

The Company had no revenue for the year. General and administrative expenses were $271,065 and exploration expenses were $65,322. The exploration expenses were all related to exploration and feasibility study work at the La Balsa copper property in Mexico.

Operations
----------

With the sale of Oronorte the Company had no cash generating operations. In August 2000, the Company acquired the La Balsa copper property in Michoacan, Mexico. This property has the potential of developing into a profitable copper mine producing cement copper. The Company has dropped its option on the Mercedes claims in order to concentrate its efforts to bring the La Balsa copper project into production. See Item 2 - Description of Properties for a detailed discussion of these projects. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond the mid part of calendar year 2004. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

Item 2. DESCRIPTION OF PROPERTY

SUMMARY
-------

The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Mexico. The Company's interest in the properties varies on a property-by-property basis.

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

The La Balsa Property
---------------------

In August 2000, Montoro obtained five contiguous mining concessions approximately 15 km east of Lazaro Cardenas, Michoacan. The concessions are referred to as "La Balsa" or "Balsa". The concessions have been expanded from 600 hectares to approximately 1000 hectares. The concessions were obtained as the result of a public auction conducted by Secretaria de Comercio y Fomento Industrial (SECOFI). The concessions primarily contain copper mineralization. Minera Montoro owns 100% of the rights to the concessions and therefore FWG controlled 65% of the assets at the time of acquisition. The exploration and feasibility studies on the property have been funded through cash contributions to the project from Mr. James Seed, Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $865,000.

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

        Item                      Distance          Item                Distance
        ----                      --------          ----                --------
        Electrical Line           500 m             Phone Line          200m
        Airport                   12 km             Port                20 km
        Main Road                 150 m             Lazaro Cardenas     15 km
        Lake                      1 km

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


                                    LA BALSA
                          SIGNIFICANT DRILL INTERCEPTS


  Hole         Inclination       Azimuth        From         To         Vertical        Total        Ore
    #             Degrees        Degrees       Meters      Meters       Thickness       Cu %        Type       Zone
  ----            -------        -------       ------      ------       ---------     --------    ---------    -----
    101           - 90              0           13.5         18.0           4.5          1.31       Oxide      West
    102           - 90              0           33.0         40.5           7.5          0.99      Sulfide     West
    103           - 50             030          0.00         10.5           8.0          3.79       Oxide      West
                                                18.0         28.5           8.0          2.08      Sulfide     West
    104           - 90              0            9.0         39.0          30.0          3.87       Oxide      East
                                                39.0         58.5          19.5          2.09      Sulfide     East
    105            -45             090           9.0         51.0          29.7          2.13       Oxide      East
    106           - 45             315          40.3         60.0          13.9          1.11      Sulfide     East*
    107           - 45             135           8.0         52.5          31.5          2.78       Oxide      East
    108           - 45             045          12.0         30.0          12.7          1.20       Oxide      East

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


              Rock Type       Metallurgical      Specific
                                Recovery          Gravity
              ----------        --------          -------
              Clay Oxide          79.3%            2.44
              Rock Oxide          86.1%            2.60
               Sulfide            51.8%            2.86

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

Plans for La Balsa
------------------
The significant improvement in copper prices during the fiscal year 2004 has caused the company to re-evaluated its plans for La Balsa and studies are underway to determined the most cost effective way to put the leachable portion of the ore body into production as quickly as possible.

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

At the close of the fiscal year there were 660 beneficial holders of common shares. Jim Seed, Chairman of the Board, controls approximately 27% of the outstanding stock, through various trusts.

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

The Company reported net loss of $474,858 for the year ended January 31, 2005. For the same time period the General and Administrative expenses were $271,065 and Exploration costs were $65,322. Also during the year ended January 31, 2005, the Company incurred $71,600 of stock compensation expense for services. Additionally, wrote down inventory by $125,000 to market value. The exploration costs are totally applicable to the exploration and feasibility study work being carried out on the La Balsa property and compare to a similar amount of $183,136 spent on the property the previous year. General and Administrative costs decreased to $271,065 from $373,229 in the prior year. The Company has an accumulated deficit of $17.6 million and continues to experience negative cash flow. The ability of the Company to achieve its operating goals, and thus positive cash flows from operations, is dependent upon the future market price of metals. Management's plans may require additional financing or disposition of some of the Company's assets. While the Company has been successful in raising cash in the past, there can be no assurance that its future cash raising efforts and anticipated operating improvements will be successful.

Liquidity and Financial Condition

As of January 31, 2005 the Company had negative working capital of $(1,595,557) made up of cash of $921 included in current assets of $55,258 included in and current liabilities of $1,650,815 including related party liabilities of $1,288,811. On January 31, 2005, the Company's current ratio of current assets to current liabilities was therefore less than 1:1 A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year. Cash flows from operations during fiscal 2005 are not expected to be sufficient to fund operating and administrative expenses and exploration expenses. The Company anticipates needing additional funding from equity or borrowings. However, it is presently uncertain if any such financing in adequate amounts will be available to the Company, or will be available on terms acceptable to the Company.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. FWG has experienced losses for the years ended
January 31, 2005 and 2004 of $(474,858) and $(561,865) respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operations was $(403,303) for the year ended January 31, 2005 as compared to $(324,922) used over the corresponding period a year earlier.

Cash flows from investing activities increased to $383,282 from $281,704 the previous year. This reflects a increased in capital contribution to the La Balsa project by a related party shareholder of $25,000 from $129,500 the prior year as well as proceeds of $178,282 from the exercise of stock options and issuance of common stock and stock subscriptions as compared to $152,204 in the previous year. In, addition, a shareholder purchased $175,000 of precious gems inventory on behalf of the Company for which the Company evidence by demand note with interest at 5% per annum.

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

COSTS AND EXPENSES

General and Administrative:
General and administrative costs decreased from $373,229 in fiscal 2004 to $271,065 in fiscal 2005, this reduction in G&A costs was due to concentrating on the La Balsa and dropping the Mercedes option.

Other Income and Expenses
Net interest expense of $8,806 in the year ended January 31, 2005 resulted from related party loans aggregating $285,000.

Item 7.   FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retains Stark Winter Schenkein & Co, LLP as its principal independent auditor. There has been no material disagreement between the parties during the fiscal year.

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


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                            Positions Held Position
Name                       Age              With the Company           Held Since
----                       ---              ----------------           ----------
George Beattie             77               Chief Executive Officer    August 27, 1993
                                            President

Gerald D. Helgeson         71               Director                   March 14, 1994
                                            Secretary

Peter Bojtos               56               Director                   April 24, 1996
                                            Vice Chairman
                                            Vice President

James M. Seed              64               Chairman of the Board      June 1, 1996

Jorge E. Ordonez           65               Director                   June 12, 1996

William Rapaglia           58               Director                   October 10, 2003

All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

The position of Chief Financial Officer has been vacant since the resignation of Ms. Michele Wood on April 13, 1998. The duties of the CFO are fulfilled by other Company executives and contract accountants. The Audit Committee is composed of Messrs. Helgeson, Seed and Ordonez who are all independent directors. Each of these directors is financially literate but none of them is a financial expert.

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

Mr. Seed became a Director of Fischer-Watt Gold Company, on June 1, 1996, and was appointed Chairman of the Board on October 20, 1999.

WILLIAM J. RAPAGLIA

William J. Rapaglia has over twenty years experience in real state, acquisitions, constructions and development. As a principal or partner in real state development projects, Mr. Rapaglia`s responsibilities ranged from construction management, permit expedition, entitlements, forming syndication's, investor relations, capitalization, legal liaison, marketing and project promotion. He is a licensed real estate broker in the state of California.

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

                           SUMMARY COMPENSATION TABLE
                   Annual Compensation Long Term Compensation
Name and
Principal                  Fiscal
Position                   Year             Salary $
--------                   ----             --------

George Beattie,            2004             100,000
President, CEO             2003             100,000
                           2002             100,000
                           2001             100,000
                           2000             100,000
                           1999             100,000
                           1998             100,000


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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of January 3 1, 2005.


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
PO Box 222                                  Owned indirectly.  Note 1
New York, NY 10274

Peter Bojtos                                3,150,000 shares
Officer and Director                        owned directly and
2582 Taft Court                             indirectly.    Note 2                4.4%
Lakewood, CO 80215

James M. Seed                               14,941,600 shares
Director and Chairman of the Board          owned indirectly,
70 South Main Street                        Note 2, 3                           27.3%
Providence, RI 02903

George Beattie                              938,727 shares
Officer and Director                        owned directly,
1410 Cherrywood Drive                       Note 2                               0.1%
Coeur d' Alene, ID

Gerald D. Helgeson                          400,000 shares
Officer and Director                        owned directly,
3770 Poppy Lane                             Note 2, 4                            0.0%
Fallbrook, CA

Jorge E. Ordonez                            No shares
Director                                    owned directly                       0.0%
Ave. Paseo de las Palmas 735-205            Note 2
Mexico City, Mexico

Directors and                               18,492,600 shares
Officers as a Group                         owned directly,
(Six persons)                               and indirectly                      31.5%

Note 1 - Cede & Company is a brokerage clearing company.

Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns no shares, options or warrants directly, but through various related trusts. Mr. Seed was appointed Chairman of the Board on Oct 20, 1999.

Note 4- Mr. Helgeson has assigned all of his options to his wife, Madelynne Helgeson. Mrs. Hegelson was issued 400,000 shares of common stock during the year ended January 31, 2005 for stock subscriptions.

       Options to purchase Common Stock Granted to Directors and Officers as of April 15, 2004 update

                          Amount       Price        Granted          Expires
                          ------       -----        -------          -------

George Beattie            500,000      0.01         10/27/99         10/31/05
                          500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

James Seed                500,000      0.01         10/27/99         10/31/05
                          500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

Peter Bojtos            1,050,000      0.04         09/08/03         09/07/06
                          100,000      0.115        07/06/04         07/31/09

Jorge Ordonez             500,000      0.01         10/27/99         10/31/05
                          500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

Jerry Helgeson            500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

William Rapaglia          500,000      0.05         11/13/03         06/30/07
                          100,000      0.115        07/06/04         07/31/09

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

The exploration and feasibility studies on the La Balsa property have been largely funded through cash contributions to the project from Mr. James Seed, Director and Chairman of the Company. In return Mr. Seed has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date Mr. Seed has invested approximately $865,000

Due to a severe cash shortage, executives of the corporation have been deferring the payment of their salaries. Mr. George Beattie, President and Chief Executive

Officer, is owed $621,333 and Mr. Peter Bojtos, Vice-President, is owed $304,167. These amounts are included in accounts payable and accrued expenses - shareholders.


Item 13. EXHIBITS AND REPORTS ON FROM 8-K

     (a) Exhibits

Exhibit Item 601
No.   Category      Exhibit
---   --------      -------

1     2             Mining Property Purchase Agreement dated September 30, 1996,
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

    (b) Reports on Form 8-K

None

Exhibit Number 21 - Subsidiaries of Company

Name of Subsidiary                  Ownership                  Incorporated In
------------------                  ---------                  ---------------

Minera Montoro, S. A. de C. V.      65%                        Mexico


Item 14. Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2004and 2005.

Audit Fees
----------

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2004 were $13,500 and $18,000 respectively, net of expenses.

Audit-Related Fees
------------------

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2004 were $3,700 and $3,500 respectively.

All Other Fees
--------------

There were no other fees billed by during the last two fiscal years for products and services provided.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FISCHER-WATT GOLD COMPANY, INC.

                                         /s/George Beattie
                                         -----------------------------------
                                         President, Chief Executive Officer,
                                         (Principal Executive Officer),

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                               Date
     -------------------                                               ----

 /s/George Beattie .............................................    May 13, 2005
 -------------------------------------------
 Acting Chief Financial Officer
 Principal Financial and Accounting Officer)

 /s/ Donald D. Helgeson ........................................       May 13, 2005
-------------------------------------------
  Director, Secretary

 /s/ James M. Seed .............................................       May 13, 2005
-------------------------------------------
  Director
 Chairman of the Board and Director

 /s/ George Beattie ............................................       May 13, 2005
-------------------------------------------
  President, Chief Executive Officer
(Principal Executive Officer)


/s/ Peter Bojtos ..............................................        May 13, 2005
-------------------------------------------
  Director and Vice President
 Vice Chairman of the Board

/s/ Jorge Ordonez .............................................        May 13, 2005
-------------------------------------------
 Director

Fischer-Watt Gold Company, Inc.

Contents

Report of Independent Registered Public Accounting Firm                 F-2

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

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheet of Fischer-Watt Gold Company, Inc. as of January 31, 2005 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended January 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. as of January 31, 2005, and the consolidated results of their operations and their cash flows for the years ended January 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stark Winter Schenkein & Co., LLP
--------------------------------------------
Denver, Colorado
May 10, 2005

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                January 31, 2005

                                     ASSETS

Current Assets:
  Cash                                                             $        921
  Inventory                                                              50,000
  Other current assets                                                    4,337
                                                                   ------------

      Total current assets                                         $     55,258
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                                 $     76,504
  Note payable - shareholder                                            285,500
  Accounts payable and accrued expenses - shareholders                1,288,811
                                                                   ------------
      Total current liabilities                                       1,650,815
                                                                   ------------

Stockholders' (Deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 53,469,111 shares
   issued and outstanding                                                53,469
  Additional paid-in capital                                         15,708,065
  Common stock subscriptions                                            253,721
  Accumulated (deficit)                                             (17,610,812)
                                                                   ------------
                                                                     (1,595,557)
                                                                   ------------
                                                                   $     55,258
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                      Years Ended January 31, 2005 and 2004


                                                      2005             2004
                                                  ------------    ------------

Revenue                                          $       --       $       --
                                                  ------------    ------------
Costs and expenses:
 Exploration                                            65,322         183,136
 Writedown of inventory to market value                125,000            --
 Stock compensation                                     71,600            --
 General and administrative                            271,065         373,229
                                                  ------------    ------------
                                                       532,987         556,365
                                                  ------------    ------------

(Loss) from operations                                (532,987)       (556,365)
                                                  ------------    ------------
Other income (expense):
 Interest expense                                       (8,806)         (5,500)
 Other income - gain on relief of payables              66,935            --
                                                  ------------    ------------
                                                        58,129          (5,500)
                                                  ------------    ------------
Net (loss)                                        $   (474,858)   $   (561,865)
                                                  ============    ============
Per share information - basic and fully diluted

Net (loss) per share                              $      (0.01)   $      (0.01)
                                                  ============    ============
Weighted average shares outstanding                 70,104,734      48,824,967
                                                  ============    ============

See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                      Years Ended January 31, 2004 and 2005

                                                                  Additional
                                          Common Stock             Paid in       Capital Stock   Accumulated
                                       Shares        Amount         Capital       Subscribed      (Deficit)          Total
                                     ----------   ------------   ------------    ------------    ------------    ------------
Balance, January 31, 2003            46,473,384   $     46,473   $ 15,176,164    $     42,750    $(16,574,089)   $ (1,308,702)

Issuance of subscribed shares         1,000,000          1,000         29,000         (30,000)           --              --
Contribution to capital                    --             --          129,500            --              --           129,500
Discount on stock issued
 to affiliates                             --             --           57,000            --              --            57,000
Stock subscriptions                        --             --             --           166,282            --           166,282
Issuance of stock for cash            3,169,000          3,169        114,035            --              --           117,204
Net (loss) for the year                    --             --             --              --          (561,865)       (561,865)
                                     ----------   ------------   ------------    ------------    ------------    ------------
Balance, January 31, 2004            50,642,384         50,642     15,505,699         179,032     (17,135,954)     (1,400,581)

Reclassification of subscription           --             --          (12,560)         12,560            --              --
Issuance of subscribed shares         1,906,727          1,407        156,435        (157,842)           --              --
Issuance of stock for options           500,000            500          4,500          (5,000)           --              --
Contribution to capital                    --             --           25,000            --              --            25,000
Issuance of stock for services           20,000             20          1,580          70,000            --            71,600
Issuance of stock for cash              400,000            900         27,411            --              --            28,311
Stock subscriptions                        --             --             --           154,971            --           154,971
                                     ----------   ------------   ------------    ------------    ------------    ------------
Net (loss) for the year                    --             --             --              --          (474,858)       (474,858)

Balance January 31, 2005             53,469,111   $     53,469   $ 15,708,065    $    253,721    $(17,610,812)   $ (1,595,557)
                                     ==========   ============   ============    ============    ============    ============

See the accompanying notes to the consolidated financial statements.


                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 2005 and 2004

                                                                          2005           2004
                                                                     -----------    -----------
Cash flows from operating activities:
Net (loss)                                                           $  (474,858)   $  (561,865)
                                                                     -----------    -----------
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Writedown of inventory to market value                                125,000           --
   Gain on relief of payables                                             66,935           --
   Issuance of common stock for services and other non-cash items          1,600         57,000
   Stock subscriptions related to services provided                       70,000           --
Changes in assets and liabilities:
   Inventory                                                            (175,000)          --
   Other current assets                                                   (4,337)          --
   Accounts payable                                                      (92,893)       (29,021)
   Accounts payable and accrued expenses - shareholders                   80,250        208,964
                                                                     -----------    -----------
       Total adjustments                                                  71,555        236,943
                                                                     -----------    -----------
  Net cash (used in) operating activities                               (403,303)      (324,922)
                                                                     -----------    -----------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                       --             --

Cash flows from financing activities:
   Proceeds from issuance of common shares and stock subscriptions       178,282        152,204
   Proceeds from exercise of options                                       5,000           --
   Proceeds from note payable shareholder                                175,000           --
   Capital contribution by shareholder                                    25,000        129,500
                                                                     -----------    -----------
  Net cash provided by financing activities                              383,282        281,704
                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents                         (20,021)       (43,218)

Cash and cash equivalents, beginning of period                            20,942         64,160
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $       921    $    20,942
                                                                     ===========    ===========
Supplemental cash flow information:
   Cash paid for interest                                            $      --      $      --
   Cash paid for income taxes                                        $      --      $      --

Non cash investing and financing activities:
   Common shares issued for stock subscriptions                      $   162,842    $    30,000
   Conversion of amounts due to affiliate to stock subscription      $      --      $   131,282


See the accompanying notes to the consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and consists of uncut gemstones with an original cost of $175,000. An impairment charge of $125,000 has been charged to operations to reflect the fair market value at January 31, 2005, of $50,000.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


Note 2. Financial Condition, Liquidity, and Going Concern

The Company incurred operating losses of $474,858 and $586,422 for the years ended January 31, 2005 and 2004, and has stockholders' and working capital deficits of $1,595,557 at January 31, 2005. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition, in previous years another shareholder advanced the Company $10,500 with interest at 5% per annum which is due on demand.

During 2004, a shareholder advanced $175,000 to the Company by the direct payment for the Company's gemstone inventory. The Company accrues interest on this advance at 5% per annum, which is due on demand.

Note 4. Stockholders' (Deficit)

During the years ended January 31, 2005 and 2004, a shareholder contributed $25,000 and $129,500 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.

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

During the year ended January 31, 2005 1,906,727 shares of common stock were issued for stock subscriptions of $157,842. The Company issued 400,000 shares of common stock for cash aggregating $28,311. In addition, a shareholder contributed $25,000 to the capital of the Company and certain affiliates exercised options to purchase 500,000 shares of common stock for $5,000. The Company also issued 20,000 shares of common stock for services and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services. In addition the Company received $154,971 for stock subscriptions.


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

During the year ended January 31, 2005, the Company granted options to purchase 650,000 shares at a price of $0.12 to employees and directors. . These options expire July 31, 2009

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended January 31, 2005 and 2004: expected life of options of 5 years and 3 to 3.5 years, expected volatility of
1.14 and 1.25, risk-free interest rate of 3.0% and 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended January 31, 2005 and 2004 approximated $.10 and $.03 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:

January 31,                                2005                  2004
-----------                                ----                  ----

Net (loss)
  As reported                         $  (474,858)            $  (561,865)
  Pro forma                           $  (539,858)            $  (613,365)

Earnings (loss) per share - basic and fully diluted
  As reported                              $(0.01)                 $(0.01)
  Pro forma                                $(0.01)                 $(0.01)

The following table summarizes the stock option activity:

                                      Stock                 Weighted-average
                                      Options               Price per Share

Outstanding at January 31, 2003         8,761,000                    0.09
Granted                                 1,550,000                    0.04
Exercised                              (2,900,000)                   0.03
Expired                                (1,361,000)

Outstanding at January 31, 2004         6,050,000                    $0.04
Granted                                   650,000                    $0.12
Exercised                                (500,000)                   $0.01
Expired                                              -

Outstanding at January 31, 2005         6,200,000
-------------------------------         ---------

The following table summarizes information about fixed-price stock options:

Outstanding at January 31, 2005

                                                     Options Outstanding                Options Exercisable
                                             --------------------------------    --------------------------------
                                            Weighted-       Weighted-                            Weighted-
                                            Average          Average                             Average
Range of          Number                    Contractual      Exercise           Number           Exercise
Prices            Outstanding               Life              Price             Exercisable       Price
------------      -----------               -----------     ---------           -----------      ---------
$ 0.03-$0.12      $ 6,200,000               2.7 years          $0.04             6,050,000        $0.04

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                 2005                  2004
-----------                                 ----                  ----

Domestic                            $  (474,858)         $  (561,865)
Foreign                                    --                   --
Net loss) before taxes              $  (474,858)         $  (561,865)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                                            2005             2004
-----------                                           -------          -------

Federal statutory rate                                (34.0)%         (34.0)%
Increase in net deferred tax asset
  valuation allowance                                  34.0            34.0
                                                      -------         -------
                                                        0.0%            0.0%
The Company has federal tax loss carryforwards of approximately $7.4 million at January 31, 2005, which expire through 2025. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carryforwards.

The deferred tax asset of approximately $2.5 million resulting from the net operating loss carryforwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

Note 7. Transactions With Related Parties

During the years ended January 31, 2005 and 2004 certain employee shareholders deferred salaries and expenses aggregating $111,250 and $175,000. These advances and deferrals are included in accounts payable and accrued expenses - shareholders in the accompanying consolidated financial statements.

The exploration and feasibility studies on the La Balsa property have been largely funded through cash contributions to the project from a Director of the Company. In return he has been receiving a Joint Venture interest in the project at a rate of 1% per $40,000 invested. To date he has invested approximately $865,000