Form 10QSB
period 2005-04-30
FISCHER  WATT GOLD CO INC
filed 2005-06-20
CIK 844788

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] THREE MONTHS REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Three month period ended April 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                             88-0227654
--------------------------------                           ---------------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2005.

Common Stock, par value $.001                                     56,091,819
-----------------------------                                  ----------------
       Title of Class                                          Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates................................................................3
Conversion Table..............................................................3
Forward Looking Statements....................................................3
Item 1 - Financial Statements.................................................4
   1.1      Consolidated Balance Sheet........................................4
   1.2      Consolidated Statements of Operation..............................5
   1.3      Consolidated Statements of Cash Flow..............................6
   1.4      Notes to Consolidated Financial Statements (Unaudited)............7
Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................8
   2.1      Liquidity and Capital Resources...................................8
      2.1.1 Short Term Liquidity..............................................8
      2.1.2 Long Term Liquidity...............................................8
   2.2      Results of Operations.............................................8
   2.3      Revenues..........................................................8
   2.4      Costs and Expenses................................................9
   2.5      Commitments and Contingencies.....................................9
   2.6      Foreign Currency Exchange.........................................9
   2.7      Going Concern Consideration.......................................9
   2.8    Other..............................................................10
   2.9   Cautionary Note Regarding Forward-Looking Statements................14
Item 3 - Controls and Procedure..............................................15
   3.1     Legal Proceedings.................................................15
   3.2     Changes in Securities.............................................15
   3.3     Default in Senior Securities......................................15
   3.4     Submission of Matters to a vote of Security Holders...............15
   3.5     Other Information.................................................15
   3.6     Exhibits and Reports on Form 8-K..................................15

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

     ============================= ========= ===================================
     1 MILE = 1.6093 KILOMETERS              1 METRIC TONNE = 2,204.6 POUNDS
     ----------------------------- --------- -----------------------------------
     1 foot = 0.305 meters                   1 ounce (troy) = 31.1035 grams
     ----------------------------- --------- -----------------------------------
     1 acre = 0.4047 hectare                 1 imperial gallon = 4.5546 liters
     ----------------------------- --------- -----------------------------------
     1 long ton = 2,240 pounds               1 liter = 1.057 U.S. quarts
     ============================= ========= ===================================

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

Item 1 - Financial Statements
1.1

                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash                                                             $      9,378
  Other                                                                   5,713
                                                                   ------------
    Total current assets                                           $     15,091
                                                                   ============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                 $     35,252
  Notes payable - shareholders                                          285,500
  Accounts payable and accrued expenses - shareholders                1,361,936
                                                                   ------------
      Total current liabilities                                       1,682,688

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                        --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 56,091,819 shares
   issued and outstanding                                                56,092
  Additional paid-in capital                                         15,880,683
  Common stock subscriptions                                             78,480
  Accumulated (deficit)                                             (17,682,852)
                                                                   ------------
                                                                     (1,667,597)
                                                                   ------------
                                                                   $     15,091
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

1.2
                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended April 30, 2004 and 2005
                                   (Unaudited)

                                                       2004           2005
                                                  ------------    ------------

Revenue                                           $       --      $     43,954
                                                  ------------    ------------

Costs and expenses:
 Cost of sales                                            --            50,000
 Exploration                                            46,540           7,930
 General and administrative                            129,327          55,745
                                                  ------------    ------------
                                                       175,867         113,675
                                                  ------------    ------------

(Loss) from operations                                (175,867)        (69,721)
                                                  ------------    ------------

Other (income) and expense
 (Gain) on the write off of payables                   (49,587)           --
 Interest expense                                        1,375           2,319
                                                  ------------    ------------
                                                       (48,212)          2,319
                                                  ------------    ------------

Net (loss)                                        $   (127,655)   $    (72,040)
                                                  ============    ============

Per share information - basic and fully diluted

Net (loss) per share                              $      (0.00)   $      (0.00)
                                                  ============    ============

Weighted average shares outstanding                 51,813,535      55,217,583
                                                  ============    ============


      See the accompanying notes to the consolidated financial statements.

1.3

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2004 and 2005
                                   (Unaudited)

                                                            2004           2005
                                                        -----------    -----------
Cash flows from operating activities:
  Net cash (used in) operating activities               $  (139,716)   $     8,457
                                                        -----------    -----------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities          --             --
                                                        -----------    -----------

Cash flows from financing activities:
  Net cash provided by financing activities                 154,971           --
                                                        -----------    -----------

Increase in cash and cash equivalents                        15,255          8,457

Cash and cash equivalents, beginning of period               20,942            921
                                                        -----------    -----------

Cash and cash equivalents, end of period                $    36,197    $     9,378
                                                        ===========    ===========




      See the accompanying notes to the consolidated financial statements.

1.4

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of January 31, 2005 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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


(3) Stockholders' (Deficit)

During the period ended April 30, 2005 the Company issued a third party 1,442,308 shares of common stock, which were subscribed for $149,971 cash in the prior year. In addition, the Company issued 675,000 shares of common stock for warrrants exercised in previous periods. The Company also issued 505,400 shares of common stock as payment for services rendered in a prior period.


(4) Going Concern Consideration

The Company has incurred substantial operating losses since inception aggregating $17,682,852 and has working capital and stockholders' deficits of $1,667,597 at April 30, 2005. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

2.1 Liquidity and Capital Resources

2.1.1 Short Term Liquidity

As of April 30, 2005 the Company had $ 9,378 in cash and accounts payable and accrued expenses of $1,397,188.

On April 30, 2005 the Company's current ratio of current assets to current liabilities was less than 1:1. A current ratio of less than 1:1 indicates that the Company does not have sufficient cash and other current assets to pay its bills and other liabilities incurred at the end of its fiscal year and due and payable within the next fiscal year.

The Company incurred a net loss of $72,040 for the three-month period ending April 30, 2004 compared to $127,655 for the previous year. The loss was due to the lack of income producing operations and costs related to the development of the Mexican property. On April 30, 2005 the accumulated deficit was $17.682,852.

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

2.2 Results of Operations

The Company had net loss of $72,040 as compared to net loss of $127,655 for the comparable period in the prior year.

2.3 Revenues

The Company had sales of 43,954 during the period.

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

Selling, general and administrative costs decreased to $55,745 from $129,327 for the comparable period of the prior year. Selling, general and administrative expenses consisted principally of accrued officer salaries and professional fees related to the preparation and filing of required periodic reports.

Exploration expense decreased from $46,540 to $7,930 for the 2005 comparable period. All exploration costs been incurred at the La Balsa property in Mexico.

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

2.7 Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2005, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,682,852. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2005 The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

La Balsa

In August 2000, the Mexican government issued the Minera Montoro, a 65% owned subsidiary of the company, the rights to a series of contiguous mining concessions. The concessions cover approximately 500 hectares and are located 12 kilometers north of Lazaro Cardenas, Michoacan. Work done by previous concession holders included 42 diamond drill holes, 35 percussion drill holes and a preliminary feasibility study.

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

    Class          Type               Tonnes                 Cu%
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

As of April 30 2005, the Company is in negotiations with two companies regarding a joint venture on the La Balsa property.

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

                                            FISCHER-WATT GOLD COMPANY, INC.

Date: June 17, 2005                         By: /s/George Beattie
                                                --------------------------------
                                            George Beattie, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)