Form 10QSB
period 2005-07-31
FISCHER  WATT GOLD CO INC
filed 2005-10-24
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File Number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.

        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                              88-0227654
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                       2582 Taft Court, Lakewood, CO 80215
                     ----------------------------------------
                     (Address of principal executive offices)


                                 (208) 664-6757
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 20, 2005.

Common Stock, par value $.001                                     57,966,819
-----------------------------                                  ----------------
       Title of Class                                          Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates................................................................3

Conversion Table..............................................................3

Forward Looking Statements....................................................3

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements..........................................  4

              Consolidated Balance Sheet (Unaudited)........................  4
              Consolidated Statements of Operation (Unaudited)..............  5
              Consolidated Statements of Cash Flow (Unaudited)..............  6
              Notes to Consolidated Financial Statements (Unaudited)........  7

     Item 2 - Management's Discussion and Analysis or Plan
              of Operation..................................................  9

     Item 3 - Controls and Procedure........................................ 12

PART II- OTHER INFORMATION

     Item 1 - Legal Proceedings............................................  13

     Item 2 - Unregistered Sales of Equity Securities
              and Use of Proceeds..........................................  13

     Item 3 - Defaults Upon Senior Notes...................................  13

     Item 4 - Submission of Matters to a Vote of Security Holders..........  13

     Item 5 - Other Information............................................  13

     Item 6 - Exhibits.....................................................  13

SIGNATURES.................................................................  14

Exchange Rates

Except as otherwise indicated, all dollar amounts described in this Report are expressed in United States (US) dollars.

Conversion Table

For ease of reference, the following conversion factors are provided:

     ==========================       =================================
     1 mile = 1.6093 kilometers       1 metric tonne = 2,204.6 pounds
     --------------------------       ---------------------------------
     1 foot = 0.305 meters            1 ounce (troy) = 31.1035 grams
     --------------------------       ---------------------------------
     1 acre = 0.4047 hectare          1 imperial gallon = 4.5546 liters
     --------------------------       ---------------------------------
     1 long ton = 2,240 pounds        1 liter = 1.057 U.S. quarts
     ==========================       =================================

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                                  July 31, 2005
                                   (Unaudited)



                                                                    July 31,
                                                                      2005
                                                                  (Unaudited)
                                                                  -----------
ASSETS

  CURRENT ASSETS
    Cash                                                          $     10,072
    Other current assets                                                 5,712
                                                                  ------------
       Total Current Assets                                       $     15,784
                                                                  ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $     80,230
    Notes payable, related party                                       295,000
    Accrued expenses, related parties                                1,387,245
                                                                  ------------
       Total Current Liabilities                                     1,762,475
                                                                  ------------

  STOCKHOLDERS' (DEFICIT)
    Preferred stock, non-voting, convertible
      at $2.00 par value, 250,000 shares authorized,
      none issued                                                          --
    Common stock 200,000,000 shares authorized,
      $0.001 par value; 56,966,819 shares
      issued and outstanding                                            56,967
    Additional paid-in capital                                      15,916,694
    Common stock subscriptions                                          78,480
    Accumulated (deficit)                                          (17,798,832)
                                                                  ------------
                                                                    (1,746,691)
                                                                  ------------
                                                                  $     15,784
                                                                  ============


      See the accompanying notes to the consolidated financial statements.


                                    Fischer-Watt Gold Company, Inc.
                                 Consolidated Statements of Operations
                                             (Unaudited)


                                         Three Months Ended                     Six Months Ended
                                               July 31                               July 31
                                     ----------------------------          ----------------------------
                                         2005           2004                   2005            2004
                                     ------------    ------------          ------------    ------------
REVENUES                             $         --              --          $     43,954              --
                                     ------------    ------------          ------------    ------------

EXPENSES
  Cost of sales                                --              --                50,000              --
  Exploration                               3,809           9,880                11,739          56,420
  General and administrative              101,565          52,154               157,310         181,481
                                     ------------    ------------          ------------    ------------
                                          105,374          62,034               219,049         237,901
                                     ------------    ------------          ------------    ------------

(LOSS) FROM OPERATIONS                   (105,374)        (62,034)             (175,095)       (237,901)


OTHER INCOME (EXPENSE)
  Gain on writeoff of payables                 --         (17,648)                   --         (67,235)
  Interest expense                         10,606           1,375                12,925           2,750
                                     ------------    ------------          ------------    ------------
                                           10,606         (16,273)               12,925         (64,485)
                                     ------------    ------------          ------------    ------------

(LOSS) FROM OPERATIONS                   (115,980)        (45,761)             (188,020)       (173,416)

INCOME TAXES                                   --              --                    --              --
                                     ------------    ------------          ------------    ------------

NET (LOSS)                           $   (115,980)   $    (45,761)         $   (188,020)   $   (173,416)
                                     ============    ============          ============    ============

  NET (LOSS) PER SHARE,
  BASIC AND DILUTED                  $      (0.00)   $      (0.00)         $      (0.00)   $      (0.00)
                                     ============    ============          ============    ============

  WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                    56,675,182      52,649,111            55,581,975      52,231,323
                                     ============    ============          ============    ============


             See the accompanying notes to the consolidated financial statements.

                         Fischer-Watt Gold Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                               July 31
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used by) operating activities                $ (37,235)     $(175,128)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances (repayments) of related party
    notes, net                                             9,500             --
  Proceeds from sale of common stock                      36,866             --
                                                       ---------      ---------
Net cash provided by financing activities                 46,386        154,971
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                         --             --
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH                            9,151        (20,157)

Cash, beginning of period                                    921         20,942
                                                       ---------      ---------
Cash, end of period                                    $  10,072      $     785
                                                       =========      =========




      See the accompanying notes to the consolidated financial statements.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended January 31, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At July 31, 2005, the Company had an accumulated deficit of $17,798,832. In addition, the Company has working capital and stockholder deficits at July 31, 2005, of $1,746,690. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - MINERAL PROPERTIES

La Balsa

The Company holds a 65% interest in mining concessions prospective for copper mineralization and located in the state of Michoacan, Mexico, designated the La Balsa property, through its ownership in Minera Montoro ("Montoro"). Mr. Jorge
E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. The interest of Ordonez is carried and does not require any funding by Ordonez and that interest cannot be diluted. The Company has agreed, subject to the availability of funding, to fund the planning, exploration and development costs, if any, of La Balsa through loans to Montoro to be repaid from cash flow, if any, generated by the La Balsa property. If the Company is in default of funding required for the La Balsa property for 90 days subsequent to notice by Ordonez, the Company would loose its interest in La Balsa. Mr. Ordonez was formerly a director of the Company and submitted his resignation on October 4, 2005.

In December 2004, the Company entered into a Memorandum of Understanding and Binding Agreement (the "MOU") with Ordonez and The Astra Ventures, Inc., a Rhode Island corporation ("Astra"). Astra, in turn, is owned by Mr. James Seed, a former chairman of the Company. As set forth in the MOU, Astra has been receiving a Joint Venture interest in the project from the interest of the Company at the rate of 1% per $40,000 loaned to the Company. The loans also require repayment from operating cash flow, if any, and bear interest at 5% per annum. This treatment is consistent with repayment of loans made to Montoro by the Company. To date, Astra has funded loans of approximately $865,000, resulting in its owning 21.6% of the La Balsa project at July 31, 2005. Therefore, at that date the Company's net ownership interest in La Balsa is approximately 43.4%.

On June 1, 2005, the Company issued a release advising of financing with Nexvu Capital Corp of Vancouver BC Canada wherein Nexvu will provide all necessary

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2005
                                   (UNAUDITED)


capital to put the La Balsa property into production and the Company will receive a carried interest in the oxide portion of the ore body and a royalty interest in the sulfide portion of the property. In addition to the La Balsa project, Nexvu will also provide up to $2,000,000 of financing by way of convertible debentures to enable the Company to continue its exploration activities in Latin America.

El Limon

On November 21, 2000, the Company entered into an Agreement to sell the assets of it El Limon mine and certain other properties located in the country of Colombia to "Grupo de Bullet." As consideration the Company would receive up to US$3.7 million in the form of a production royalty if and when the El Limon mine becomes a producing property. Given the uncertainty of realization, the Company has assigned no value to this production royalty.

NOTE 3 - COMMON STOCK

Effective June 30, 2005, the Company issued to a Mr. Seed, a director and then chairman of the Company, 875,000 restricted shares valued at $0.05 per share for aggregate $43,750 as consideration for services rendered on behalf of the Company. The expense for this stock grant was recorded during the quarter ended July 31, 2005.

During the three months ended April 30, 2005, the Company issued a third party 1,442,308 restricted shares of common stock at approximately $0.104 per share ($149,971), which were subscribed for in the prior year. In addition, the Company issued 375,000 restricted shares of common stock for warrants exercised in previous periods. The Company also issued 505,400 shares of common stock as payment for services rendered in a prior period valued at $17,000 or $0.034 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

As noted in note 3 above, Mr. Seed, who owns approximately 27.8% of the outstanding shares of the Company at July 31, 2005, is receiving an economic interest in the La Balsa project in return for funding the Company. In addition, effective June 30, 2005, Mr. Seed was issued 875,000 restricted shares of the Company valued at $43,750 related to his services on behalf of the Company.

The Company has promissory notes with certain of its directors and/or officers who have been providing critical funding necessary for business purposes. Those notes are unsecured but interest bearing at 5% for $195,000 and prime plus 2% for $100,000. The following balances are outstanding under such notes as of July 31, 2005:

        Mr. Seed and the James Michael Seed Trust                   $275,000
        Mr. Peter Bojtos                                              20,000
                                                                    $295,000

In addition, the Company owes certain current and former executive officers, employees, and directors salary and expenses reimbursement which amounts are non-interest bearing. The following balances are owed as of July 31, 2005:

        Mr. M. Robb                                                 $264,934
        Mr. Peter Bojtos                                             330,183
        Mrs. Diana Beattie                                           120,461
        Mr. George Beattie                                           671,667
                                                                  $1,387,245

NOTE 5 - SUBSEQUENT EVENTS

a). Two options of 500,000 shares each were exercised on October 18, 2005 by two directors for total proceeds of $10,000.00.

b). Mr. P. Bojtos, President and Chairman of the Company advanced the Company a further $10,000 on August 31, 2005. His loans to the Company now total $30,000.00.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

The following discussion summarizes our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2005 and compares that condition to our financial condition at year-end January 31, 2005. Finally, the discussion summarizes the results of our operations for the three and six month periods ended July 31, 2005 and compares those results to the three and six month periods ended July 31, 2004. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2005.

As of July 31, 2005, the Company participates in only one mining property, the La Balsa property, located in Mexico, through a 65% equity interest in the joint venture. Under a memorandum of understanding entered into in December 2004 ("MOU") with Jorge E. Ordonez, a former director of the Company, and The Astra Ventures, Inc ("Astra"), a company with Mr. Seed as president, and a director of the Company, has been receiving a joint venture interest in the project from the interest of the Company at the rate of 1% per $40,000 loaned. The loans also require repayment from operating cash flow, if any, and bear interest at 5% per annum. Through July 31, 2005, Astra has funded loans of approximately $865,000, resulting in its owning 21.6% interest in La Balsa project at July 31, 2005.

Plan of Operation
-----------------

Our plan of operation for 2005 was to attempt to obtain financing necessary to advance the La Balsa property to production and provide for corporate overhead.. On June 1, 2005, the Company announced that arrangements had been completed for financing on the La Balsa property with Nexvu Capital Corporation of Vancouver Canada wherein Nexvu will provide all necessary capital to put the property into production and the Company will receive a carried interest in the oxide portion of the ore body and a royalty interest in the sulfide portion of the property. In addition to the La Balsa project, Nexvu will also provide up to $2,000,000 of financing by way of convertible debentures to enable the Company to continue its exploration activities in Latin America

Liquidity and Capital Resources
-------------------------------

As of July 31, 2005, the Company had a working capital deficit of $(1,746,690) comprised of current assets of $15,784 and current liabilities of $1,762,474, including $1,682,245 owed to related parties. The working capital deficit at January 31, 2005 was $1,595,557. This represents a decrease in working capital of $151,133 from fiscal year end January 31, 2005.

Neither the Demand Notes nor the accrued expenses due to related parties have specific terms of repayment. In addition to the Nexvu agreement, management of the Company continues to seek other appropriate financing but there is no assurance said financing will be obtained.

Results of Operations
---------------------

For the six months ended July 31, 2005, the Company recorded a net loss of $(188,020), or $(.003) per share, compared to a net loss for the corresponding period in 2004 of $(173,416), or $(.003) per share.

The Company has reduced general and administrative costs to $157,310 compared to $181,481 in the previous year. Interest charges of $12,925 have been accrued on the debt to related parties outstanding.

General and administrative expenses for the three-month period ended July 31, 2005 increased $37,476 compared to the comparable period of 2004 primarily reflecting a stock grant valued at $43,750 made to a director of the Company. During the six and three month periods of 2004, the Company recognized a gain on write-off of payables of $67,235 and $17,648, respectively, while no such items occurred in the 2005 periods.

La Balsa Project
----------------

The Company, through its 65% owned Mexican subsidiary, Minera Montoro ("Montoro") controls the La Balsa copper property in the state of Michoacan, Mexico. On June 1, 2005 Fischer-Watt entered into a Letter of Intent with Nexvu Capital Corp. of Vancouver("Nexvu"), B.C., Canada, for the development of the La Balsa.

Nexvu will have the right to earn a 67.5% Joint Venture interest in the near-surface oxide portion of the La Balsa copper deposit by placing La Balsa into production within 27 months and by having spent at least $10 million on the project. However, total costs to complete the project to production are expected to be more than this amount, with Nexvu's current preliminary estimate for an open-pit mine, leach facility and an SX-EW copper recovery plant being in the range of up to $18 million. Nexvu will provide all these funds and is entitled to recoup the pre-production capital costs that are over and above a non-recoupable amount of $10 million. They will be entitled to receive 82.5% of free cash flow from the operations during the period of capital recoupment. Thereafter, free cash flow will be split in the Joint Venture amounts of 67.5% to Nexvu and 32.5% to Montoro.

After earning its interest in the oxide portion of the deposit Nexvu will also be entitled to earn a 100% interest in the deeper sulphide portion of the La Balsa copper porphyry system. The earn-in on this portion of the deposit will be satisfied by the expenditure of $3 million on development of the sulphide system within 3 years after Nexvu having exercised its option over the oxide deposit. Montoro will retain a Net Smelter Return royalty on production after capital recoupment from the sulphide deposit. This royalty will be calculated on a sliding scale determined by the price of copper. The scale ranges from a minimum royalty of 1% when copper is below US$0.80 per pound to a maximum of 4% when copper is above US$1.60 per pound. Nexvu has the option to purchase a 1.5% royalty from Montoro for $3 million within one year after completion of the final bankable feasibility study of the sulphide deposit at which point the sliding scale royalty payable will be modified to 0.5% when the price of copper is below US$1.00 per pound and ranging to a maximum of 2.5% when the price of copper is above US$1.60 per pound.

Additionally, the Company will form a strategic alliance with Nexvu for the purpose of exploring for mineral deposits in Latin America through Montoro. In this regard, Nexvu will provide the Company with up to $2 million by way of Convertible Debentures to enable the Company to carry out mineral exploration programs in Latin America.

In order to fund this exploration Nexvu will provide the Company with up to $2 million over 3 years by way of a series of Convertible Debentures. The first tranche, in the amount of $650,000 will take place shortly after completion of Nexvu's Initial Public Offering. Second and third tranches of $650,000 and $700,000 will follow one year and two years later, respectively. These debentures will carry a commercial interest rate of prime plus 3% and will be repayable a year after funds have started to be distributed to the Joint Venture on production from the oxide deposit at La Balsa. Repayment may be in the form of cash or shares of the Company at the then market price of the Company shares. The Company, at the time of repayment, may determine in what form it will repay 50% of the total repayable amount, i.e. either in cash or shares. Nexvu, likewise, may determine in what form it would like to receive repayment of the remaining 50% of the total repayable amount.

Nexvu has been granted "back-in" rights to 51% of a project once over $400,000 has been spent on that project. To exercise this right Nexvu has to contribute 200% of the amount spent on the project by Montoro.

This staged infusion of money into the Company will enable the Company to continue with exploration projects even as La Balsa is being prepared for production. Additionally, repayment is planned to take place a year after the Company has started to receive cash distributions from La Balsa.

A definitive agreement is now being drawn up and may be subject to certain regulatory and shareholder approvals.

Commitments and Contingencies
-----------------------------

Management is currently unaware of any legal action against the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2005, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,798,832. These conditions raise doubt about the Company's ability to continue as a going concern.

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

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements
-------------------------------------------------

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

The worldwide economic situation;

o    Any change in interest rates or inflation;

o Foreign government changes to laws or regulations related to Company activities;

o The willingness and ability of third parties to honor their contractual commitments;

o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

o Our costs of production; Environmental and other regulations, as the same presently exist and may hereafter be amended; Our ability to identify, finance and integrate other acquisitions; and

o    Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.


Item 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are aimed to provide the information required to be disclosed in the Company's Exchange Act reports and they be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Effective June 30, 2005, the Company issued 875,000 shares to a director as consideration for services.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS.

Exhibit No.     Document
-----------     --------

    31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos.

    32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos.

                                   SIGNATURES



     In accordance the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: October 20, 2005           By: /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, President, Chairman of the
                                     Board and Chief Financial Officer