Form 10QSB
period 2005-10-31
FISCHER WATT GOLD CO INC
filed 2005-12-20
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended October 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________


                         Commission File Number 0-17386


                         FISCHER-WATT GOLD COMPANY, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        88-0227654
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



                       2582 Taft Court, Lakewood, CO 80215
                     ----------------------------------------
                     (Address of principal executive offices)


                                 (303) 232-0292
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 5, 2005.

Common Stock, par value $.001                                     58,366,819
-----------------------------                                  ----------------
       Title of Class                                          Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates...............................................................  3

Conversion Table.............................................................  3

Forward Looking Statements...................................................  3

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements.............................................  4

   Consolidated Balance Sheet (Unaudited)....................................  4
   Consolidated Statements of Operation (Unaudited)..........................  5
   Consolidated Statements of Cash Flow (Unaudited)..........................  6
   Notes to Consolidated Financial Statements (Unaudited)....................  7

   Item 2 - Management's Discussion and Analysis or Plan of Operation........ 10

   Item 3 - Controls and Procedure........................................... 13

PART II- OTHER INFORMATION

   Item 1 - Legal Proceedings................................................ 14

   Item 2 - Unregistered Sales of Equity Securities and Use of
            Proceeds......................................................... 14

   Item 3 - Defaults Upon Senior Notes....................................... 14

   Item 4 - Submission of Matters to a Vote of Security Holders.............. 14

   Item 5 - Other Information................................................ 14

   Item 6 - Exhibits......................................................... 14

SIGNATURES................................................................... 15

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

Conversion Table

For ease of reference, the following conversion factors are provided:

     ==========================       =================================
     1 mile = 1.6093 kilometers       1 metric tonne = 2,204.6 pounds
     --------------------------       ---------------------------------
     1 foot = 0.305 meters            1 ounce (troy) = 31.1035 grams
     --------------------------       ---------------------------------
     1 acre = 0.4047 hectare          1 imperial gallon = 4.5546 liters
     --------------------------       ---------------------------------
     1 long ton = 2,240 pounds        1 liter = 1.057 U.S. quarts
     ==========================       =================================

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"),and is including this statement herein in order to do so:

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                         Fischer-Watt Gold Company, Inc.
                           Consolidated Balance Sheet
                            October 31, 2005
                               (Unaudited)


                                     ASSETS

Current assets:
  Cash                                                             $      8,779
  Other current assets                                                    5,712
                                                                   ------------
     Total current assets                                          $     14,491
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                                 $     82,497
  Notes payable - shareholders                                          305,000
  Accounts payable and accrued expenses - shareholders                1,399,745
                                                                   ------------
      Total current liabilities                                       1,787,242
                                                                   ------------

Stockholders' (deficit):
  Preferred stock, non-voting, convertible,
   $2 par value, 250,000 shares authorized,
   none outstanding                                                          --
  Common stock, $.001 par value, 200,000,000
   shares authorized, 58,366,819 shares
   issued and outstanding                                                58,367
  Additional paid-in capital                                         15,952,159
  Common stock subscriptions                                             58,480
  Accumulated (deficit)                                             (17,841,757)
                                                                   ------------
                                                                     (1,772,751)
                                                                   ------------
                                                                   $     14,491
                                                                   ============



      See the accompanying notes to the consolidated financial statements.



                                     Fischer-Watt Gold Company, Inc.
                                 Consolidated Statements of Operations
                        Three Months and Nine Months Ended October 31, 2005 and 2004
                                               (Unaudited)


                                                                        Three Months                          Nine Months
                                                              -------------------------------       -------------------------------
                                                                  2005               2004               2005               2004
                                                              ------------       ------------       ------------       ------------

Revenue                                                       $         --       $         --       $     43,954       $         --
                                                              ------------       ------------       ------------       ------------

Costs and expenses:
 Cost of sales                                                          --                 --             50,000                 --
 Exploration                                                            --              4,325             11,739             60,745
 Stock compensation-general and administrative                          --                 --             43,750                 --
 General and administrative                                         31,530            122,995            151,954            304,476
                                                              ------------       ------------       ------------       ------------
                                                                    31,530            127,320            257,443            365,221
                                                              ------------       ------------       ------------       ------------

(Loss) from operations                                             (31,530)          (127,320)          (213,489)          (365,221)
                                                              ------------       ------------       ------------       ------------

Other (income) and expense
Gain on the write off of accounts payable                               --                 --                 --            (67,235)
Interest expense                                                     4,530              1,375             17,455              4,125
                                                              ------------       ------------       ------------       ------------
                                                                     4,530              1,375             17,455            (63,110)
                                                              ------------       ------------       ------------       ------------

Net (loss)                                                    $    (36,060)      $   (128,695)      $   (230,944)      $   (302,111)
                                                              ============       ============       ============       ============

Per share information - basic and fully diluted

Net (loss) per share                                          $      (0.00)      $      (0.00)      $      (0.00)      $      (0.01)
                                                              ============       ============       ============       ============

Weighted average shares outstanding                             57,566,819         52,649,111         56,486,518         52,370,586
                                                              ============       ============       ============       ============









                      See the accompanying notes to the consolidated financial statements.



                               Fischer-Watt Gold Company, Inc.
                            Consolidated Statements of Cash Flows
                         Nine Months Ended October 31, 2005 and 2004
                                         (Unaudited)

                                                                    2005              2004
                                                                 ----------        ----------
Cash flows from operating activities:
  Net cash (used in) operating activities                        $ (65,392)        $(202,679)
                                                                 ---------         ---------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                   --                --
                                                                 ---------         ---------

Cash flows from financing activities:
  Advances, (repayments) of related party
   notes, net                                                       19,500                --
  Proceeds in sale of common stock                                  53,750                --
                                                                 ---------         ---------
  Net cash provided by financing activities                         73,250           184,971
                                                                 ---------         ---------

Increase (decrease) in cash and cash equivalents                     7,858           (17,708)

Cash and cash equivalents, beginning of period                         921            20,942
                                                                 ---------         ---------

Cash and cash equivalents, end of period                         $   8,779         $   3,234
                                                                 =========         =========



















            See the accompanying notes to the consolidated financial statements.

                         FISCHER WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2005
                                   (Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At October 31, 2005, the Company had an accumulated deficit of $17,841,757. In addition, the Company has working capital and stockholder deficits at October 31, 2005, of $1,772,751. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital in the future. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - MINERAL PROPERTIES

La Balsa The Company holds a 65% interest in Minera Montoro ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, known as the La Balsa property, Mr. Jorge E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. The Company has agreed, subject to the availability of funding, to fund the planning, exploration and development costs, if any, of La Balsa through loans to Montoro to be repaid from cash flow, if any, generated by the La Balsa property. If the Company is in default of funding required for the La Balsa property for 90 days subsequent to notice by Ordonez, the Company would lose its interest in La Balsa. Mr. Ordonez was formerly a director of the Company who submitted his resignation on October 4, 2005.

                         FISCHER WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2005
                                   (Unaudited)

In December 2004, the Company entered into a Memorandum of Understanding and Binding Agreement (the "MOU") with Ordonez and The Astra Ventures, Inc., a Rhode Island corporation ("Astra"). Astra, in turn, is owned by Mr. James Seed, a director of the Company. As set forth in the MOU, Astra has been receiving a Joint Venture interest in the La Balsa project from the interest of the Company at the rate of 1% per $40,000 loaned to the Company. The loans also require repayment from operating cash flow, if any, and bear interest at 5% per annum. . To date, Astra has funded loans of approximately $864,028, resulting in its owning 21.6% of the La Balsa project at October 31, 2005. Therefore, at that date the Company's net ownership interest in La Balsa is approximately 43.4%. On December 5, 2005, the Company agreed to enter into an agreement whereby Astra will relinquish its interest in La Balsa in return for repayment of its loans of approximately $865,000 plus the granting of options to Mr. Seed. See Note 5 - Subsequent Events.

On June 1, 2005, the Company issued a release advising of financing with Nexvu Capital Corp of Vancouver BC Canada wherein Nexvu will provide all necessary capital to put the La Balsa property into production and the Company will receive a carried interest in the oxide portion of the ore body and a royalty interest in the sulfide portion of the property. On December 5, 2005, the Company announced an agreement with Nexvu wherein Nexvu will acquire the entire 65% interest held by the Company in Montoro. See Note 5 - Subsequent Events.

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


NOTE 3 - COMMON STOCK

Effective June 30, 2005, the Company issued to a Mr. Seed, a director and then chairman of the Company, 875,000 restricted shares valued at their fair market value of $0.05 per share for aggregate $43,750 as consideration for services rendered on behalf of the Company. The expense for this stock grant was recorded during the quarter ended July 31, 2005.

During the three months ended April 30, 2005, the Company issued a third party 1,442,308 restricted shares of common stock at approximately $0.104 per share ($149,971), which were subscribed for in the prior year. In addition, the Company issued 375,000 restricted shares of common stock for warrants exercised in previous periods. The Company also issued 505,400 shares of common stock as payment to a director for services rendered valued at their fair market value of $17,000 or $0.034 per share.

                         FISCHER WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2005
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

As discussed in note 3 above, Mr. Seed, who owns approximately 27.8% of the outstanding shares of the Company at October 31, 2005, is receiving an economic interest in the La Balsa project in return for funding the Company. In addition, effective June 30, 2005, Mr. Seed was issued 875,000 restricted shares of the Company valued at $43,750 related to his services on behalf of the Company.

The Company has promissory notes with certain of its directors and/or officers who have been providing critical funding necessary for business purposes. These notes are unsecured but interest bearing at 5% for $205,000 and prime plus 2% for $100,000. The following balances are outstanding under such notes as of October 31, 2005:


     Mr. Seed and the James Michael Seed Trust         $  275,000
     Mr. Peter Bojtos                                      30,000
                                                       ----------
                                                       $  305,000
                                                       ==========


In addition, the Company owes certain current and former executive officers, employees, and directors salary and expenses reimbursement which amounts are non-interest bearing. The balance owed as of October 31, 2005 is $1,399,745.

In October 2005, two directors, as holders of options for 1,000,000 common shares, advised that they would be exercising these options. The proceeds of $10,000 were received prior to October 31, 2005.


NOTE 5 - SUBSEQUENT EVENTS

On December 5, 2005 the Company signed a Letter of Agreement with Nexvu Capital Corporation wherein Nexvu has agreed to acquire the Company's 65% interest in the La Balsa for a total consideration of $2,235,000. In addition, Nexvu has agreed that the Company will get a 1% NSR royalty on the porphyry portion of the property. Nexvu will have the option of purchasing 50% of the 1% NSR royalty by paying to the Company $1,000,000. If after seven years, the property has not gone into production, the Company can demand that Nexvu purchase the 50% of 1% NSR for $1,000,000. Payment of the $2,235,000 will be completed by April 30, 2007. Payments are scheduled to be $50,000 by January 15, 2006, $695,000 by April 30, 2006, $745,000 by October 31, 2006 and $745,000 by April 30, 2007.
There can be no assurance that the scheduled payments will be received by the Company.

On December 13th, 2005, the Company accepted a private placement subscription of $100,000 from an overseas institutional investor who purchased 2,000,000 units at $0.05 per unit. Each unit is comprised of one share of the Company's common stock and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of US$0.10 up until 4PM Mountain Time, January 15, 2008. However, if the common shares of the Company trade at or over an average price of US$0.15 per share for a 20 day continuous period, the average price being weighted by the number of shares traded, then, upon written notice to the holder by the Company, the holder shall be required to exercise the warrants within 30 days of the date of that notice, after which the warrants will expire.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2005 and compares that condition to our financial condition at year-end January 31, 2005. Finally, the discussion summarizes the results of our operations for the three and nine month periods ended October 31, 2005 and compares those results to the three and nine month periods ended July 31, 2004. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2005.

As of October 31, 2005, the Company controls only one mining property, the La Balsa property, located in Mexico, through a 65% equity interest in Minera Montoro S.A de C.V.(Montoro), which in turn has a 100% interest in the La Balsa property. Under a memorandum of understanding entered into in December 2004 ("MOU") with Jorge E. Ordonez, a former director of the Company, and The Astra Ventures, Inc ("Astra"), a company with Mr. Seed as president, who is also a director of the Company, has an agreement wherein he receives an interest in the project at the rate of 1% per $40,000 loaned. Under the terms of the loan agreement, the loans require repayment from operating cash flow, if any, and bear interest at 5% per annum. Through October 31, 2005, Astra has funded loans of $864,028, which translates into a 21.6% interest in La Balsa project at October 31, 2005. This effectively reduced the Company's interest in La Balsa to 43.4% at October 31, 2005.

On December 5, 2005, the Company and Astra executed a resolution wherein Astra agreed to relinquish its 21.6% interest in the La Balsa project. Under terms of the agreement, the Company has agreed to repay Astra the loans it has advanced to date of $864,028, in three equal installments. Each installment of $288,000 will come from advances made to the Company by Nexvu Capital Corporation as part of their financing commitment to the Company.

As further consideration, Astra will also receive stock options in the Company as follows:

Series #1 - being an option to acquire 4,000,000 common shares at $0.30 per share. This option will be exercisable for a period of five (5) years.

Series #2 - being an option to acquire an additional 4,000,000 common shares at $0.40 per share. This option will be exercisable for a period of seven (7) years.

Series #3 - being an option to acquire an additional 2,000,000 common shares at $0.60 per share. This option will be exercisable for a period of ten (10) years.

Plan of Operation
-----------------

The Company's plan of operation for 2005 was to obtain financing necessary to advance the La Balsa property to production and finance corporate overhead. On June 1, 2005, the Company announced that arrangements had been completed for financing on the La Balsa property with Nexvu Capital Corporation of Vancouver Canada wherein Nexvu will provide all necessary capital to put the property into production and the Company will receive a carried interest in the oxide portion of the ore body and a royalty interest in the sulfide portion of the property. In addition to the La Balsa project, Nexvu will also provide up to $2,000,000 of financing by way of convertible debentures to enable the Company to continue its exploration activities in Latin America.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2005, the Company had a working capital deficit of $(1,772,751) comprised of current assets of $14,491 and current liabilities of $1,787,242, including $1,704,745 owed to related parties. The working capital deficit at January 31, 2005 was $1,595,557. This represents an increase in the working capital deficit of $187,194 for the nine months ended October 31, 2005.

Neither the Demand Notes nor the accrued expenses due to related parties have specific terms of repayment. In addition to the Nexvu agreement, management of the Company recognizes that the Company does not currently have sufficient funds to sustain its operations but it continues to seek other appropriate financing, either in equity or debt format, but there is no assurance said financing is available or will be obtained.

Results of Operations
---------------------

For the nine months ended October 31, 2005, the Company recorded a net loss of $(230,944), compared to a net loss for the corresponding period in 2004 of $(302,111).

The Company has reduced general and administrative costs to $151,954 compared to $304,476 in the previous year. Interest charges of $17,455 have been accrued on the debt to related parties outstanding compared to $4,125 in the previous year. The Company incurred stock compensation expense of $43,750 and $0 in the nine months ended October 31, 2005 and 2004, respectively.

General and administrative expenses for the three-month period ended October 31, 2005 were down significantly to $31,530 compared to $122,995 as the Company concentrated on financial requirements for La Balsa, and carefully controlled its overhead. There were no exploration activities in the three months ended October 31, 2005 and only $11,739 for the nine months ended October 31, 2005.


La Balsa Project
----------------

The Company, through its 65% ownership in Montoro, owns 100% of the La Balsa copper property in the state of Michoacan, Mexico. On June 1, 2005 Fischer-Watt entered into a Letter of Intent with Nexvu Capital Corp. of Vancouver ("Nexvu"), B.C., Canada, for the development of the La Balsa.

On December 5, 2005, the Company entered into a Letter of Agreement with Nexvu Capital Corporation wherein Nexvu agreed to acquire the entire 65% interest in Montoro held by the Company for a total consideration of $2,235,000. The Agreement calls for payments as follows:

On or before January 15, 2006 - the sum of $50,000. April 30, 2006 - the sum of $695,000. October 31, 2006 - the sum of $745,000. April 30, 2007 - the sum of
$745,000.

The foregoing payments total $2,235,000 and Nexvu will acquire the entire 65% position held in Montoro by the Company.

In addition to the above stated payments, the Company will also acquire a 1% NSR royalty on the porphyry portion of the property. Nexvu retains an option to acquire 50% of the 1% NSR royalty for $1,000,000. If the property is not in production in seven (7) years, Nexvu will be obligated to acquire the 50% of the 1% NSR royalty for $1,000,000.


Commitments and Contingencies
-----------------------------

Management is not aware of any legal action against the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2005, and as shown in the unaudited interim financial statements for the period ended October 31, 2005, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,841,757 at October 31, 2005. These conditions raise doubt about the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Effective June 30, 2005, the Company issued 875,000 shares to a director as consideration for services with a fair market value of $43,750. In October
2005, the Company issued 400,000 restricted common shares of its stock for a total consideration of $20,000 for payment of a stock subscription.


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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: December 20, 2005          By: /s/ Peter Bojtos
                                      ------------------------------------------
                                      Peter Bojtos, Chairman of the Board,
                                      President, and Chief Financial Officer.