Form 10KSB
period 2006-01-31
FISCHER WATT GOLD CO INC
filed 2006-05-24
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 2006
                                             ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition period from ________ to ________

                         Commission file number 0-17386

                         FISCHER-WATT GOLD COMPANY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

          Nevada                                            88-0227654
--------------------------------                        -------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization                        Identification No.)

         2582 Taft Court
         Lakewood, Colorado                                  80215
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number, including area code)        303-232-0292

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   Yes [X]  No [ ]

The issuer's revenues for its most recent fiscal year were $44,240

The aggregate market value of the voting stock held by non-affiliates as of May 15, 2006(using the average of the Bid and Asked prices) was $3,606,620 The number of Shares of Common Stock, $.001 par value, outstanding on May 15, 2006 was 69,166,819.

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

From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (that may come within the meaning of Section 27A of the 1933 Act and Section
21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding financial matters, timing regarding transfer of licenses and receipts of government approvals, effects of regulation and completion of work programs. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially.

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

In 2000, the Company entered into an agreement to sell its producing metals property to Grupo de Bullet in Colombia. In return the Company was to receive three million dollars ($3,000,000). This company subsequently declared bankruptcy and the amount receivable was written off. Effective February 1, 2001, the Company re-entered the exploration stage as a result of the sale of Compania Minera Oronorte S.A.

The Company in the meantime, continued with exploration and feasibility work on its La Balsa copper project in Michoacan, Mexico. This exploration continued to 2005 when the Company entered into an agreement to sell its 65% interest in its Mexican subsidiary, Minera Montoro S.A. de C.V., the entity that controls the La Balsa project, to Nexvu Capital Corp. (Nexvu) for the sum of $2,235,000. Nexvu is a private Canadian corporation based in Vancouver and is run by mining industry executives. A deposit of $50,000 has been received from Nexvu and the balance is payable - $695,000 on April 30, 2006, $745,000 on October 1, 2006, and $745,000 on April 30, 2007. On April 30, 2006 Nexvu provided FWG with $25,000, as provided for in the agreement, in order to secure a 30 day extension for the payment of the April 30, 2006 tranche.

The Company had revenue for the year of $44,240, being the gross proceeds from the sale of gemstones of $44,240. The Company had no revenue during the year from any producing operation. Exploration expenses for the year amounted to $4,253 vs. $65,322 the previous year, and general and administrative expenses for the year were $255,432 vs. $271,065 the previous year. During the current year, the Company renegotiated the terms of an agreement with The Astra Ventures Inc. (Astra), a company controlled by a director of FWG. Astra had contributed capital of $864,068 to the Company, chiefly for exploration work to be undertaken on the La Balsa Project, and in return had earned a 21.6% interest in the project. As part of the sale to Nexvu Capital Corp., the Company reclassified these contributions to debt, and Astra relinquished its 21.6% interest in La Balsa.

Operations
----------

During the past fiscal year the Company completed a private placement financing in the amount of $250,000. These funds were partially used to retire outstanding debt to third parties and create working capital for future endeavors. At January 31, 2006, the Company had $177,146 in cash on hand.

While the Company has been successful in raising necessary capital as required, there is no assurance that its future efforts will be successful should it acquire a mineral property and decide to conduct an exploration program. While the Company has sufficient capital to conduct its business during the next fiscal year, it does not currently have sufficient capital to carry out any significant new exploration program. There is no assurance that such financing can be obtained.

The Company has previously disposed of its producing property with the sale of the Oronorte property to a Colombian company and has recently agreed to the sale of its entire interest in the La Balsa property to Nexvu Capital Corp. The Company is currently reviewing properties in the western United States with a view to acquire new ground on which to carry out exploration for precious and/or base metals.

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

Regulation
----------

Mining operations and exploration activities are subject to various governmental laws and regulations governing prospecting, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. Licenses and permits are required to conduct exploration and mining operations. There is no assurance that such permits will be granted. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on the Company. Under certain circumstances, the Company may be required to close an operation until a particular problem is remedied or to undertake other remedial actions.

Environmental Laws
------------------

The exploration programs conducted by the Company are subject to governmental regulations regarding environmental considerations. Most operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The Company will be responsible for reclamation costs. Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot be predicted.

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

Foreign Operations
------------------

The Company is in the process of selling its interests in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Conflicts of Interest
---------------------

Some of the directors of the Company are also directors of other mining companies that are also engaged in mineral exploration and the acquisition of mineral properties. Situations may arise in connection with potential acquisitions and investments where the interests of these individuals as directors of other companies may conflict with their interest as directors of the Company. These individuals will deal with such matters according to prudent business judgment and the relative financial abilities and needs of the various companies with which they are associated. They have been advised of their fiduciary duties to the Company. Notwithstanding, conflicts of interest among these companies could arise in which the individuals' obligations to or interest in other companies could detract from their efforts on behalf of the Company.

Exploration and Development Risks
---------------------------------

Exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanized equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of metals. The probability of an individual prospect ever having reserves that meet the requirements of Industry Guide 7 is extremely remote, in all probability the properties do not contain any reserves, and any funds spent on exploration will probably be lost. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss.

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

Taxation Risks

The tax risks of investing in any foreign country could be significant. Tax legislation is evolving and is subject to varying opinions, frequent changes and inconsistent enforcement at the federal, regional and local levels.

Item 2. DESCRIPTION OF PROPERTY

SUMMARY
-------

The Company holds mineral interests in Mexico which are subject to a sale to Nexvu Corp.

The Company presently has no other mineral properties but it is examining and reviewing mineral properties in the Western United Stateswith a view to future aquisitions.

MEXICAN PROPERTIES
------------------

Minera Montoro Properties
-------------------------

Since 1996, the Company has held a 65% interest in Minera Montoro S.A. de C.V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. This corporation holds the interest in the La Balsa property. During the fiscal year ended January 31, 2006 the Company entered into a binding letter of agreement to sell its 65% interest in this project to Nexvu Capital Corp for a total consideration of $2,235,000. To date, a deposit of $50,000 has been received and the next payment of $695,000 is due April 30, 2006. On April 30, 2006, Nexvu provided the Company with a payment of $25,000 to secure a 30-day extension of time to pay the first installment of $695,000. Assuming this transaction completes in its entirety, the Company will no longer hold any mineral interests in Mexico.


Item 3. LEGAL PROCEEDINGS

NONE


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

                                                HIGH BID   LOW BID

      Year Ended January 31, 2006:

      Quarter ended April 30-05                  $ 0.06    $ 0.06
      Quarter ended July 31-05                     0.05      0.05
      Quarter ended Oct 31-05                      0.05      0.05
      Quarter ended Jan 31-06                      0.08      0.08


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

At the close of the fiscal year there were 665 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 28% of the outstanding stock, through various trusts.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

During the past fiscal year, the Company undertook significant changes in its management structure. On August 4, 2005, Mr. George Beattie advised the Board of Directors that he was retiring from active involvement in the Company but would remain as a director. The Chairman, Mr. James Seed, advised the Board of Directors that he was stepping down from his position as Chairman and recommended the appointment of Mr. Peter Bojtos as Chairman, President, CEO and acting Chief Financial Officer. This appointment was unanimously approved by the Board.

Mr. Bojtos has been a director since 1996 and is an experienced mining executive with proven management skills, and possesses an international background in all facets of the mining industry, from acquisitions to exploration, production and financing. Mr. Bojtos is a director of several public companies in the mining industry and has been involved for more than 30 years in many senior management and executive positions within the industry.

For the fiscal year ending January 31, 2006, the Company reported a net loss of $174,525 compared to a net loss of $474,858 the previous year.

The Company had no revenue during the year from production as the Company had no properties in production. The Company did have revenue of $44,240 being the net proceeds from the sale of gemstones. These gemstones had an adjusted cost base of $50,000, thus resulting in a loss of $5,760. The Company has also received $50,000, recorded as other income, being the initial payment on the sale of the La Balsa property to Nexvu Capital Corp for $2,235,000.

The Company incurred exploration costs during the year of $4,253 compared to $65,322 the previous year.

General and administrative expenses for the fiscal year ending January 31, 2006 amounted to $255,432 vs. $271,065 the previous year. The Company has moved its corporate and administrative offices to Lakewood, Colorado, a suburb of Denver, where the CEO, Mr. Bojtos and the Company legal and accounting representatives are located.

The Company also incurred interest expense of $9,580 to affiliates regarding outstanding loans in the amount of $205,000 made to the Company. These are the only loans subject to interest.

During the year, accrued liabilities of $50,500 were forgiven.

Liquidity and Financial Condition

The Company had cash on hand at January 31, 2006 of $177,146, as a result of a private placement completed late in its fiscal year. Current liabilities amount to $1,948,003, resulting in a working capital deficit of $1,770,857 at January 31, 2006. Current liabilities consist of trade payables of $73,060 and notes payable and shareholder accruals of $1,874,943.

While the working capital deficit of $1,770,857 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant and that its working capital position will allow it to fund this debt. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced losses of $174,525 and $474,858 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the year, the Company completed a private placement of $250,000 plus it negotiated the conversion of accrued debt of $250,000 plus accrued interest of approximately $50,000. While the Company did reclassify $864,068 of capital contributions provided by Astra, this debt will be retired as payments are received from Nexvu regarding its purchase of Minera Montoro. These payments are $695,000 due May 30, 2006, $745,000 due October 31, 2006 and $745,000 due April
30, 2007. Each time a payment is received from Nexvu, $288,000 will be repaid to Astra. When full payment has been achieved on April 30, 2007, the debt to Astra will be fully repaid.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

Forward Sales of Precious Metals

The Company does not presently employ forward sales contracts or engage in any hedging activities. Any production would be sold on the spot market that is generally the afternoon closing price for metals on the London Metal Exchange
(LME) on the day of delivery. The Company plans to continue this policy with future production.

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

Item 8A CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer /acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On or about January 31, 2006, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                  Positions Held Position
Name                  Age         With the Company             Held Since
----                  ---         -----------------------      ----------

Peter Bojtos           57         Director                     April 24, 1996
                                  Chairman, President & CEO    August 4, 2005

James M. Seed          65         Director                     June 1, 1996

George Beattie         78         Director                     August 27, 1993

Gerald D. Helgeson     72         Director                     March 14, 1994
                                  Secretary

William Rapaglia       59         Director                     October 10, 2003


All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

The position of Chief Financial Officer has been vacant since the resignation of Ms. Michele Wood on April 13, 1998. The duties of the CFO are fulfilled by other Company executives and contract accountants. The Audit Committee is composed of Messrs. Helgeson and Seed who are both independent directors. Each of these directors is financially literate but none of them is a financial expert.

There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.


PETER BOJTOS

Peter Bojtos, P. Eng. was born on March 26, 1949 and received a Bachelor of Science Honors degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 30 years in exploration, production and corporate management. He is currently a Director of several other natural resource companies.

Following a 12 year career at Kerr Addison Mines, Limited, where he was latterly Vice-President Corporate Development, Mr. Bojtos in 1992 became President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer-Watt Gold Company, Inc., in April 1996 and became Chairman, President and CEO, and acting Chief Financial Officer of the Company on August 4, 2005.

JAMES M. SEED

James Seed was born on April 4, 1941. He is a graduate of Brown University
(1963) and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Incorporated and The Astra Projects Incorporated, both privately owned land development companies. He has been with these companies since 1979.

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

Mr. Seed has been a Director of Fischer-Watt Gold Company since June 1, 1996. Mr. Seed resigned as Chairman of the Board of Directors on August 4, 2005.

GEORGE BEATTIE

George Beattie, born November 22, 1927, has an Engineer of Mines degree from the Colorado School of Mines. He has been active in the mineral industry since 1960, working up from front line supervisory positions to Director of Mining for Callahan Mining Corporation and General Manager, Western Mines for United Nuclear Corp. In 1980, Mr. Beattie formed Mineral Advisors, Inc. a consulting firm offering expertise in the development and management of mineral projects.

He is also recognized as an expert in the application of explosives, and has served as a consultant for Western States Energy in the Pacific Northwest. Mr. Beattie has been a director since August 27, 1993 and was President and CEO of the Company until his retirement on August 4, 2005.

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

Since 1995, Mr. Rapaglia has been involved with the management, direction, growth and development of both private and public companies.

Since 1997, he has been involved in the mining industry. He is currently a Director of Nevada Mining Company, a closely held corporation. Mr. Rapaglia has been a director since October 10, 2003.


Item 10. EXECUTIVE COMPENSATION.

The following table presents the compensation awarded to, earned by, or paid to Mr. Bojtos, the Chief Executive Officer, who assumed his position August 1, 2005 and is the only executive officer. His fee is $50,000 per annum.


                           SUMMARY COMPENSATION TABLE
                              Annual Compensation
Name and
Principal                  Fiscal
Position                   Year               Fees $
--------                   ----              -------

Peter Bojtos,              2006              50,000
President, CEO             2005              50,000
                           2004              50,000

The Company's chief executive officer is also a director. Directors receive no cash compensation for their services. All directors and officers participate in the Company's stock option plan.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of January 31, 2006.



Name and Address of             Amount and nature of               % of
beneficial owner                beneficial ownership               Class
----------------                --------------------            -----------

Cede & Co.                       28,586,803 Shares             61.5% owned
PO Box 222                                                     indirectly,
New York, NY 10274                                             Note 1


Peter Bojtos                      3,075,267 shares             4.4% owned
Officer and Director                                           directly and
2582 Taft Court                                                indirectly,
Lakewood, CO 80215                                             Note 2

James M. Seed                    19,316,600 shares             28.0% owned
Director                                                       directly and
70 South Main Street                                           indirectly,
Providence, RI 02903                                           Note 2, 3


George Beattie                   3,438,727 shares             4.9% owned
Director                                                      directly and
19507 East Shannon Ave                                        indirectly, Note 2
Spokane Valley, WA 99016

Gerald D. Helgeson                 400,000 shares             0.6% owned
Officer and Director                                          indirectly,
3770 Poppy Lane                                               Note 2, 4
Fallbrook, CA 92028

William Rapaglia                   505,400 shares             0.07% owned
Director                                                      directly, Note 5
1821 Hillandale Road
Durham, NC 27705

Directors and                   26,735,994 shares             38.8% owned
Officers as a Group                                           directly and
(Five persons)                                                indirectly



Note 1 - Cede & Company is a brokerage clearing company.

Note 2 - The options to purchase shares is shown below.

Note 3 - James M. Seed owns shares, options and warrants directly and through various related companies and trusts.

Note 4- Mr. Helgeson has assigned all of his shares and options to his wife, Madelynne Helgeson.

Note 5 Mr. Rapaglia acquired the shares during the year as payment for his expenses


     Options to purchase Restricted Common Stock granted to Directors and Officers.

                          Amount       Price        Granted          Expires
                          ------       -----        -------          -------

George Beattie            500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

James Seed                500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09
                        4,000,000      0.30         12/05/05         12/05/10
                        4,000,000      0.40         12/05/05         12/05/12
                        2,000,000      0.60         12/05/05         12/05/15

Peter Bojtos              100,000      0.115        07/06/04         07/31/09

Jerry Helgeson            500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09

William Rapaglia          500,000      0.05         11/13/03         06/30/07
                          100,000      0.115        07/06/04         07/31/09


Indebtedness of Directors and Officers
--------------------------------------

No Company directors or officers are indebted to the Company.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Jorge E. Ordonez became a Director of the Company on June 5, 1996. Mr. Ordonez resigned as a director October 31, 2005. Mr. Ordonez is a principal shareholder in Minera Montoro S.A. de C.V. ("Montoro"), a Mexican corporation. The Company holds a 65% interest in Montoro. The Company has agreed to the sale of its interest in Minera Montoro S.A. to Nexvu Capital Corp for a total consideration of $2,235,000. At the time of the agreement to sell to Nexvu, Mr. Ordonez was not a director of the Company.

In 1999 the Company borrowed $100,000 from a Director to settle an outstanding debt with a third party. This debt plus accrued interest was settled during the year by conversion of the debt plus interest into 3,000,000 restricted common shares.

During the year, negotiations were completed for the sale of the La Balsa property in Mexico to Nexvu Capital Corp for the sum of $2,235,000. In order to carry out the transaction, the Company reacquired the interest held by Astra, a company controlled by a Director, that in turn made capital contributions of $864,068 for an interest of 21.6% in La Balsa. The Company has agreed to repay $864,068 to Astra and has additionally agreed to compensate Astra with restricted share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.

Due to severe cash shortages in recent years, executives of the corporation had been deferring the payment of their fees and expenses and had loaned money to the Company. Mr. George Beattie, former President and Chief Executive Officer, is owed $521,667 for fees; Mr. Peter Bojtos, now Chairman, President and CEO, is owed $259,249 for fees and loans and $50,802 for expenses, and the James Seed Trust is owed $175,000 for loans.


Item 13. EXHIBITS AND REPORTS ON FROM 8-K

     (a) Exhibits

Exhibit Item 601
No.     Category    Exhibit
---     --------    -------

1     2             Mining Property Purchase Agreement dated September 30, 1996, between Fischer-Watt Gold Company, Inc. and Kennecott
                    Exploration Company ("KEC") whereby FWG purchased mining claims owned by KEC in Esmeralda County, Nevada, and, upon closing, delivered to KEC a Promissory Note in the amount of $700,000 and filed as Exhibit 6.2 to Form 10-QSB filed
                    October 18, 1996 and incorporated herein by reference.

2     3             By-laws of the Corporation. Amended and restated. Filed as
                    Exhibit 3.3 to Form 10-QSB filed December 16,1996 and incorporated herein by reference.

3    10             Option effective June 1, 1996, whereby Fischer-Watt Gold
                    Company, Inc., grants Gerald D. Helgeson an option to purchase 100,000 shares of Fischer-Watt restricted common stock. Filed as Exhibit 31.10 to Form 10-KSB filed September
                    26, 1996 and incorporated herein by reference.

4    10             Option effective June 1, 1996 whereby Fischer-Watt Gold
                    Company, Inc., grants Peter Bojtos an option to purchase
                    100,000 shares of Fischer-Watt restricted common stock.
                    Filed as Exhibit 33.10 to Form 10-KSB filed September 26,
                    1996 and incorporated herein by reference.

5    10             Fischer-Watt Gold Company, Inc., non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

6    10             Promissory note dated September 30, 1996, whereby Fischer-
                    Watt Gold Company, Inc., promises to pay $700,000 to
                    Kennecott Exploration Company, Inc. and filed as Exhibit
                    48.10 to Form 10-QSB filed October 18, 1996 and incorporated herein by reference.

7    10             Option effective February 1, 1997, whereby Fischer-Watt Gold
                    Company, Inc., Grant R. M. Robb an option to purchase
                    100,000 shares of restricted common stock. And incorporated herein by reference.

8    10             Option effective October 31, 2000, whereby Fischer-Watt Gold
                    Company, Inc., Grant George Beattie, Peter Bojtos, Jim Seed,
                    Jorge Ordonez, Jerry Helgeson and R. M. Robb each an option to purchase 100,000 restricted shares common stock and incorporated herein by reference.

9    21             Subsidiaries of the registrant.


    (b)  Reports on Form 8-K

         Nexvu Capital Corp - DEAL


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co. LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in fiscal years January 31, 2005 and 2006.

Audit Fees
----------

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for the past two years were $21,800 and $18,000 respectively, net of expenses.

Audit-Related Fees
------------------

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance $1,500 and $3,500 respectively.

All Other Fees
--------------

There were no other fees billed by during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FISCHER-WATT GOLD COMPANY, INC.

                                         By: /s/Peter Bojtos
                                             -----------------------------------
                                             President, Chief Executive Officer,
                                             (Principal Executive Officer),

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                               Date
     -------------------                                               ----

 /s/Peter Bojtos                                                    May 19, 2006
-------------------------------------------
 Director, Chairman, President and CEO, and Acting
 Chief Financial Officer (Principal Executive Officer
 and Principal Financial Officer)

 /s/ Gerald D. Helgeson                                             May 19, 2006
-------------------------------------------
  Director, Secretary

 /s/ James M. Seed                                                  May 19, 2006
-------------------------------------------
  Director

 /s/ George Beattie                                                 May 19, 2006
-------------------------------------------
  Director

/s/ William Rapaglia                                                May 19, 2006
-------------------------------------------
  Director

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended and the exploration stage period of February 1, 2001 to January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, and the period of February 1, 2001 to January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses from operations during the periods presented, has no material revenue producing operations, and has working capital and stockholder deficits as of January 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
May 15, 2006


                                   Fischer-Watt Gold Company, Inc.
                                   (An Exploration Stage Company)
                                     Consolidated Balance Sheets
                                      January 31, 2006 and 2005

                                                                                                (Restated)
                                                                              2006                 2005
                                                                        ------------------   ------------------
                                        ASSETS
Current Assets:
     Cash                                                               $     177,146         $         921
     Inventory                                                                      -                50,000
     Other current assets                                                           -                 4,337
                                                                        --------------       ---------------

     Total current assets                                               $     177,146         $      55,258
                                                                        ==============       ===============


                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses                              $      73,060        $       76,504
     Note payable - shareholders                                              781,045               285,500
     Accounts payable and accrued expenses - shareholders                   1,093,898             1,288,811
                                                                        --------------       ---------------

     Total current liabilities                                              1,948,003             1,650,815
                                                                        --------------       ---------------

Note payable - shareholders                                                   288,023                     -
                                                                        --------------       ---------------

Stockholders' (Deficit):
     Preferred stock, non-voting, convertible, $2 par
     value, 250,000 shares authorized, none outstanding                             -                     -
     Common stock, $.001 par value, 200,000,000
     shares authorized, 69,166,819 and 53,469,111 shares
     issued and outstanding, respectively                                      69,166                53,469
     Additional paid-in capital                                            15,695,041            15,708,065
     Common stock subscriptions                                                12,750               253,721
     Accumulated (deficit) prior to exploration stage                     (15,353,115)          (15,353,115)
     Accumulated (deficit) during the exploration stage                    (2,482,722)           (2,257,697)
                                                                        --------------       ---------------

                                                                           (2,058,880)           (1,595,557)
                                                                        --------------       ---------------

                                                                       $      177,146        $        55,258
                                                                        ==============       ===============


                      See the accompanying notes to the consolidated financial statements



                                     Fischer-Watt Gold Company, Inc.
                                     (An Exploration Stage Company)
                                  Consolidated Statements of Operations
                               Years Ended January 31, 2006 and 2005 and
                 February 1, 2001 (Inception of Exploration Stage) to January 31, 2006


                                                                                                        February 1, 2001
                                                                                                        (Inception of
                                                                                     (Restated)        Exploration Stage)
                                                                     2006               2005          to January 31, 2006
                                                                ----------------   ----------------   -------------------

Revenue                                                           $    44,240        $          -        $     44,240
                                                                  -----------        -------------       -------------

Costs and expenses:
    Cost of sales                                                      50,000                   -              50,000
    Exploration                                                         4,253              65,322             627,212
    Writedown of inventory to market value                                  -             125,000             125,000
    Stock compensation                                                      -              71,600              71,600
    General and administrative                                        255,432             271,065           1,734,883
                                                                  -----------        ------------        ------------

                                                                      309,685             532,987           2,608,695
                                                                  -----------        ------------        ------------

    (Loss) from operations                                           (265,445)           (532,987)         (2,564,455)
                                                                  -----------        ------------        ------------

Other income (expense)
    Interest expense                                                   (9,580)             (8,806)            (39,386)
    Relief of payables and other indebtedness                               -              66,935              66,935
    Other income                                                       50,000                   -              54,184
                                                                  -----------        ------------        ------------

                                                                       40,420              58,129              81,733
                                                                  -----------        ------------        ------------

Net (loss)                                                        $  (225,025)       $   (474,858)       $ (2,482,722)
                                                                  ===========        ============        ============

Per share information - basic and fully diluted

Net (loss) per share                                              $     (0.00)       $      (0.01)       $      (0.05)
                                                                  ============       ============        ============

Weighted average shares outstanding                                57,186,838          52,578,550          49,732,247
                                                                  ===========        ============        ============


                         See the accompanying notes to the consolidated financial statements




                                      Fischer-Watt Gold Company, Inc.
                                      (An Exploration Stage Company)
                                  Consolidated Statements of Cash Flows
                                Years Ended January 31, 2006 and 2005 and
                      February 1, 2001 (Inception of Exploration Stage) to January 31, 2006

                                                                                                         February 1, 2001
                                                                                                          (Inception of
                                                                                         (Restated)     Exploration Stage)
                                                                          2006              2005        to January 31, 2006
                                                                      --------------   ---------------  -------------------

Cash flows from operating activities:
    Net (loss)                                                        $   (225,025)     $   (474,858)      $(2,482,722)
                                                                      ------------      ------------       ------------

    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Writedown of inventory to market value                                   -           125,000            125,000
       Gain on relief of payables and other indebtedness                        -           (66,935)           (66,935)
       Depreciation                                                             -                 -              7,062
       Issuance of common stock for services and other non-cash items      35,464             1,600            144,064
       Stock subscriptions related to services provided                         -            70,000             82,750
       Stock options issued for services                                        -                 -             75,500
    Changes in assets and liabilities:
       Inventory                                                           50,000                 -             50,000
       Other current assets                                                 4,337            (4,337)                 -
       Accounts payable                                                    36,362            40,977            130,669
       Accounts payable and accrued expenses - shareholders                (4,913)           80,250            746,317
                                                                      -----------       -----------       ------------

       Total adjustments                                                  121,250           246,555          1,294,427
                                                                      -----------       -----------       ------------

       Net cash (used in) operating activities                           (103,775)         (228,303)        (1,188,295)
                                                                      -----------       -----------       ------------

Cash flows from financing activities:
       Proceeds from issuance of common shares and stock
         subscriptions                                                    250,000           178,282            580,486
       Proceeds from exercise of options                                        -             5,000             35,000
       Proceeds from note payable shareholder                              30,000                 -             40,500
       Capital contribution by shareholder                                      -            25,000            689,068
                                                                      -----------       -----------       ------------

       Net cash provided by financing activities                          280,000           208,282          1,345,054
                                                                      -----------       -----------       ------------

Increase (decrease) in cash and cash equivalents                          176,225           (20,021)           156,759

Cash and cash equivalents, beginning of period                                921            20,942             20,387
                                                                      -----------       -----------      -------------

Cash and cash equivalents, end of period                              $   177,146       $       921      $     177,146
                                                                      ===========       ===========      =============



Supplemental cash flow information:
       Cash paid for interest                                         $         -       $         -      $           -
       Cash paid for income taxes                                     $         -       $         -      $           -

Non cash investing and financing activities:
       Reclassification of capital contributions to note payable      $   864,068       $         -      $     864,068
       Conversion of notes payable and accrued interest to
         common stock                                                 $   150,000       $         -      $     150,000
       Conversion of amounts due to shareholders to common stock      $   150,000       $         -      $     150,000
       Common shares issued for stock subscriptions                   $   240,971       $   162,842      $     433,813
       Conversion of amounts due to affiliate to stock subscription   $         -       $         -      $     131,282
       Purchase of inventory via direct payment by shareholder        $         -       $   175,000      $     175,000


                        See the accompanying notes to the consolidated financial statements


                                            Fischer-Watt Gold Company, Inc.
                                            (An Exploration Stage Company)
                                   Consolidated Statement of Stockholders' (Deficit)
                                        Years Ended January 31, 2001 to 2006

                                                                                               Accumulated (Deficit)
                                                                                             -------------------------
                                      Common Stock                                                        During
                                      ------------        Additional      Capital Stock      Before     Exploration
                                   Shares      Amount    Paid in Capital   Subscribed     Exploration      Stage          Total
                                   ------      ------    ---------------  -------------   -----------   ------------  -------------
Balance, January 31, 2001        44,398,384   $ 44,398   $14,476,921      $     41,250    $(15,353,115)  $         -   $   (790,546)

Contribution to capital                   -          -       263,263                 -               -             -        263,263
Issuance of subscribed shares       825,000        825        40,425           (41,250)              -             -              -
Issuance of stock for services
  at $0.03 per share              1,000,000      1,000        24,000                 -               -             -         25,000
Net (loss)                                -          -             -                 -               -   $         -       (634,552)
                                 ----------   ---------  -----------      ------------    ------------   -----------    -----------

Balance, January 31,
  2002 (Restated)                46,223,384      46,223   14,804,609                 -    (15,353,115)      (634,522)    (1,136,835)

Contribution to capital                   -           -      271,305                 -              -              -        271,305
Issuance of stock options
  for services                            -           -       75,500                 -              -              -         75,500
Issuance of stock for services
  at $0.10 per share                250,000         250       24,750                 -              -              -         25,000
Stock subscriptions for cash
  at $0.03 per share                      -           -            -            30,000              -              -         30,000
Stoc
k subscriptions for services
  at $0.04 per share                      -           -            -            12,750              -              -         12,750
Net (loss)                                -           -            -                 -              -       (586,422)      (586,422)
                                 ----------   ---------  -----------       -----------   ------------    -----------     -----------

Balance, January 31,
  2003 (Restated)                46,473,384      46,473   15,176,164            42,750    (15,353,115)    (1,220,974)    (1,308,702)

Contribution to capital                   -           -      129,500                 -              -              -        129,500
Issuance of subscribed shares     1,000,000       1,000       29,000           (30,000)             -              -              -
Discount on stock issued to
  affiliates                              -           -       57,000                 -              -              -         57,000
Stock subscriptions for cash
  at $0.02 to $0.14 per share             -           -            -           166,282              -              -        166,282
Issuance of stock for cash
  at $0.04 per share              3,169,000       3,169      114,035                 -              -              -        117,204
Net (loss)                                -           -            -                 -              -       (561,865)      (561,865)
                                 ----------   ---------  -----------       -----------   ------------    -----------     -----------

Balance, January 31,
  2004 (Restated)                50,642,384      50,642   15,505,699           179,032    (15,353,115)    (1,782,839)    (1,400,581)

Reclassification of subcription           -           -      (12,560)           12,560            -                -              -
Issuance of subscribed shares     1,906,727       1,407      156,435          (157,842)           -                -              -
Issuance of stock for options       500,000         500        4,500            (5,000)           -                -              -
Contribution to capital                   -           -       25,000                 -            -                -         25,000
Issuance of stock and
  subscriptions for services
  at $0.08 per share                 20,000          20        1,580            70,000            -                -         71,600
Issuance of stock for cash
  at $0.07 per share                400,000         900       27,411                 -            -                -         28,311
Stock subscriptions for cash
  at $0.05 to $0.10 per share             -           -            -           154,971            -                -        154,971
Net (loss)                                -           -            -                 -            -         (474,858)      (474,858)
                                 ----------   ---------  -----------       -----------   ------------    -----------    -----------

Balance January 31,
  2005 (Restated)                53,469,111      53,469   15,708,065           253,721    (15,353,115)    (2,257,697)    (1,595,557)

Reclassification of capital
  to shareholder loan                    -           -     (864,068)                -              -              -       (864,068)
Contribution to capital                  -           -       50,500                 -              -              -         50,500
Issuance of subscribed shares    3,392,308       3,392      237,579          (240,971)             -              -              -
Issuance of stock for services
  at $0.05 per share               505,400         505       24,765                 -              -              -         25,270
Issuance of stock for cash
  at $0.04 per share             5,800,000       5,800      244,200                 -              -              -        250,000
Issuance of stock in
  settlement of debt
  at $0.05 per share             6,000,000       6,000      294,000                 -              -              -        300,000
Net (loss)                               -           -            -                 -              -       (225,025)      (225,025)
                                ----------   ---------  -----------       -----------   ------------    -----------    -----------

Balance January 31, 2006        69,166,819   $  69,166  $15,644,541       $    12,750   $(15,353,115    $(2,432,222)   $(2,058,880)
                                ==========   =========  ===========       ===========   ============    ===========    ===========


                                    See the accompanying notes to the consolidated financial statements


FISCHER-WATT GOLD COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006 AND 2005

Note 1. Accounting Policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving metals.

Principles of Consolidation

The consolidated financial statements include the accounts of Fischer-Watt and its majority owned subsidiaries. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Interests

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.

The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Depreciation on mining assets is provided by the units of production method by reference to the ratio of units produced to total estimated production (proven and probable reserves).

Depreciation on non-mining assets is provided by the straight-line method over the estimated service lives of the respective assets.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first- out basis. During the year ended January 31, 2005, inventory consisting of uncut gemstones with an original cost of $175,000 was reduced to $50,000 after an impairment charge of $125,000. During the year ended January 31, 2006, the inventory was disposed of for total consideration of $44,240.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2006. The respective carrying value of certain on-balance- sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt approximated the carrying value of the debt based on similar debt instruments available.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Management has not identified any material impairment losses as of the date of these financial statements.

Loss Per Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti dilutive, common stock equivalents are not considered in the computation.

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statements is effective for all financial instruments acquired of issued after the beginning of the first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Companys financial statements.

Note 2. Financial Condition, Liquidity, and Going Concern

The Company incurred operating losses of $225,025 and $474,858 for the years ended January 31, 2006 and 2005, and has a stockholders' deficit of $2,058,880 and a working capital deficit of $1,770,857 at January 31, 2006. In addition, the Company has no material revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has entered into an agreement to sell its holdings in a property located in Mexico for a total consideration of $2,235,000. The Company has received an initial deposit of $50,000 from Nexvu regarding the sale of the La Balsa property in Mexico and is due to receive a further payment of $695,000 on April 30, 2006. On April 30, 2006, Nexvu provided the Company with a payment of $25,000 to secure a 30-day extension for payment of the April 30, 2006 tranche. The balance, being $1,490,000, is due in equal payments of $745,000 on October 31, 2006 and April 30, 2007.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon its ability to acquire a mineral property and ultimately achieve production status, the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, and exploration activity with respect to mineral properties. While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operations will be successful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3. Notes Payable - Shareholders

During December 1999 a shareholder advanced $100,000 to the Company to be used to settle the Company's obligation to a vendor. The note evidencing the loan bears interest at prime plus 2% and is payable on demand. During 2005, this loan, along with accrued interest, was converted to 3,000,000 restricted common shares of the Company at $0.05 per share.

In previous years, another shareholder advanced the Company $10,500 with interest at 5% per annum which is due on demand. This loan was forgiven by the shareholder during 2005.

During 2004, a shareholder advanced $175,000 to the Company by the direct payment for the Companys gemstone inventory. During 2005, another shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties. These loans bear interest at 5% per annum and are due on demand.

On December 5, 2005, the Company agreed to repay prior capital contributions made by a shareholder in the amount of $864,068 in exchange for the shareholders 21.6% joint venture interest in the La Balsa property. Payments of approximately $288,000 are due on May 30, 2006, October 31, 2006 and April 30, 2007. The debt is non-interest bearing.


Note 4. Stockholders' (Deficit)

During the year ended January 31, 2002, a shareholder contributed $263,263 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 825,000 shares of common stock which had been subscribed for in a prior year. The Company issued 1,000,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.

During the year ended January 31, 2003, a shareholder contributed $271,305 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 250,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000. During the year ended January 31, 2003, the Company received cash aggregating $30,000 related to a stock subscription for 1,000,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003.

During the year ended January 31, 2004, a shareholder contributed $129,500 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued an aggregate of 3,169,000 shares of common stock for cash of $117,204. In addition, the Company accepted stock subscriptions for 1,300,000 shares of common stock for cash of $35,000 and 937,727 shares of common stock for the forgiveness of salary due to an officer of $131,282. One of the cash subscriptions for 1,050,000 shares is with an affiliate and the discount on the shares from fair market value of $31,500 has been charged to operations during the year ended January 31, 2004.

During the year ended January 31, 2005, a shareholder contributed $25,000 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 1,906,727 shares of common stock for stock subscriptions of $157,842. The Company issued 400,000 shares of common stock for cash aggregating $28,311. In addition, certain affiliates exercised options to purchase 500,000 shares of common stock for $5,000. The Company also issued 20,000 shares of common stock for services at a fair market value of $1,600 and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services. In addition the Company received $154,971 for stock subscriptions.

During the year ended January 31, 2006, the Company issued 3,392,308 shares of common stock for stock subscriptions of $240,971. The Company issued 5,800,000 shares of common stock for cash aggregating $250,000. In addition, loans and payables in the amount of $300,000 were converted to 6,000,000 shares of common stock (see Note 7). The Company issued 505,400 shares of common stock for services valued at fair market value of $25,270. In addition, $864,068 of capital contributions made by a shareholder in prior years were reclassified to notes payable.


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


During the year ended January 31, 2005, the Company granted options to purchase 650,000 shares of common stock at a price of $0.12 per share to employees and directors. These options expire July 31, 2009.

During the year ended January 31, 2006, the Company granted the following options to a director: 4,000,000 shares at a price of $0.30 per share expiring December 5, 2010; 4,000,000 shares at a price of $0.40 per share expiring December 5, 2012; and 2,000,000 shares at a price of $0.60 per share expiring December 5, 2015.

The Company accounts for stock-based compensation by applying APB 25. SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended January 31, 2006 and 2005: expected life of options of 5 to 10 years, expected volatility of 1.239 and 1.14, risk-free interest rate of 4% and 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended January 31, 2006 and 2005 approximated $.04 and $.10 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would have been (increased) to the pro forma amounts indicated below:



                                                          January 31,
                                                    2006                2005
                                                   ------              ------

Net (loss)
  As reported                                    $(225,025)          $(474,858)
  Pro forma                                      $(585,025)          $(539,858)

Earnings (loss) per share - basic and
fully diluted
  As reported                                    $   (0.00)          $   (0.01)
  Pro forma                                      $   (0.01)          $   (0.01)


The following table summarizes the stock option activity:

                                                            Weighted-average
                                          Stock Options     Price per Share
                                          -------------     ----------------

Outstanding at January 31, 2004             6,050,000            $0.04
Granted                                       650,000            $0.12
Exercised                                    (500,000)           $0.01
Expired                                      (650,000)
                                           -----------
Outstanding at January 31, 2005             5,550,000            $0.06
Granted                                    10,000,000            $0.40
Exercised                                           -                -
Expired                                      (850,000)               -
                                           ----------
Outstanding January 31, 2006               14,700,000            $0.29


The following table summarizes information about fixed-price stock options at January 31, 2006:

                             Options Outstanding       Options Exercisable
                            ---------------------      --------------------
                             Weighted-   Weighted-     Weighted-
                              Average     Average       Average
Range of          Number    Contractual   Exercise      Number     Exercise
Prices         Outstanding     Life        Price       Exercisable   Price
--------       -----------  -----------   --------     -----------  -------

$0.03-$0.12     4,700,000    1.4 years     $0.06        4,700,000    $0.06
$0.30-$0.60    10,000,000    6.6 years     $0.40       10,000,000    $0.40


The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                              2006                2005
----------                              ------              ------

Domestic                            $  (225,025)         $  (474,858)
Foreign                                      --                   --
Net loss) before taxes              $  (225,025)         $  (474,858)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                              2006             2005
-----------                            -------           -------

Federal statutory rate                 (34.0)%           (34.0)%

Increase in net deferred tax asset
valuation allowance                     34.0              34.0
                                      --------          --------
                                         0.0%              0.0%

The Company has federal tax loss carry forwards of approximately $8.4 million at January 31, 2006, which expire through 2025. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carry forwards.

The deferred tax asset of approximately $2.5 million resulting from the net operating loss carry forwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

Note 7. Transactions With Related Parties

During the year the Company completed negotiations for the sale of all of its interest in the La Balsa property to Nexvu Capital Corp. for a total consideration of $2,235,000. The first payment was due April 30, 2006 in the amount of $745,000, less a $50,000 deposit already received. The balance is payable, $745,000 on October 31, 2006 and $745,000 on April 30, 2007. Under
the terms of the agreement, on April 30, 2006, the Company received a payment of $25,000 from Nexvu in exchange for a 30-day extension for the payment of the April 30, 2006 tranche.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased the 21.6% interest held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay The Astra Ventures Inc the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share. This debt to The Astra Ventures Inc is included in note payable - shareholder.

Under the terms of the sale to Nexvu Capital Corp, the Companys 65% interest in La Balsa will be sold in three separate transactions, being 20% on receipt of $695,000 on May 30, 2006, 20% on receipt of $745,000 on October 31, 2006, and
25% on receipt of $745,000 on April 30, 2007.

During the year ended January 31, 2006, a shareholder forgave a note payable of $10,500 that was owed to him by the Company, and another shareholder forgave accrued salary of $40,000. In addition, a shareholder exchanged a note payable and accrued interest of $150,000 for 3,000,000 shares of common stock, and two shareholders exchanged accrued salaries of $150,000 for 3,000,000 shares on common stock.

Note 8. Correction of Error and Restatements

In accordance with SFAS 7, "Accounting and Reporting by Development Stage Companies", the Company has determined that it re-entered the exploration stage subsequent to the sale of Compania Minera Oronorte, S.A., which occurred in the fourth quarter of the fiscal year ended January 31, 2001.

The accompanying financial statements have been restated to reflect the above correction. The adjustments have no effect on the reported net losses for the fiscal years ended January 31, 2002 through 2005. The adjustments' effect at January 31, 2005 on the balance sheet was to reduce the accumulated deficit and create an accumulated deficit during the exploration stage of $2,257,697. The Statements of Operations, Cash Flows and Changes in Stockholders' Deficit all reflect the exploration stage activities from February 1, 2001 to January 31, 2006.

The Company is in the process of preparing amended filings with the Securities and Exchange Commission for the year ended January 31, 2005 and the quarters ended April 30, July 31 and October 31, 2005.