Form 10QSB
period 2006-04-30
FISCHER WATT GOLD CO INC
filed 2006-06-19
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006

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
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 12, 2006.

Common Stock, par value $.001                                     69,166,819
-----------------------------                                  ----------------
       Title of Class                                          Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates...............................................................  3

Conversion Table.............................................................  3

Forward Looking Statements...................................................  3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements................................................  4

Consolidated Balance Sheet (Unaudited).......................................  4
Consolidated Statements of Operation (Unaudited).............................  5
Consolidated Statements of Cash Flow (Unaudited).............................  6
Notes to Consolidated Financial Statements (Unaudited).......................  7

Item 2 - Management's Discussion and Analysis or Plan
         of Operation........................................................  9

Item 3 - Controls and Procedure.............................................. 12

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings................................................... 13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......... 13

Item 3 - Defaults Upon Senior Notes.......................................... 13

Item 4 - Submission of Matters to a Vote of Security Holders................. 13

Item 5 - Other Information................................................... 13

Item 6 - Exhibits............................................................ 13

SIGNATURES................................................................... 14

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                         Fischer-Watt Gold Company, Inc.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets



                                                                    April 30, 2006          January 31, 2006
                                                                    --------------          ----------------
                                                                      (Unaudited)

                                     ASSETS
Current Assets:
      Cash                                                           $    167,644             $    177,146
                                                                     ------------             ------------

        Total current assets                                         $    167,644             $    177,146
                                                                     ============             ============


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts payable                                                     74,373             $     73,060
      Note payable and other- shareholder                                 781,045                  781,045
      Accounts payable and accrued expenses-
      shareholders                                                      1,093,898                1,093,898
                                                                     ------------             ------------

        Total current liabilities                                       1,949,316                1,948,003
                                                                     ------------             ------------

Note payable - shareholders                                               288,023                  288,023
                                                                     ------------             ------------

Stockholders' (Deficit):
      Preferred stock, non-voting, convertible, $2 par
      value, 250,000 shares authorized, none outstanding                       --                       --
      Common stock, $.001 par value, 200,000,000
      shares authorized, 69,166,819 shares issued and
      outstanding                                                          69,166                   69,166
      Additional paid-in capital                                       15,695,041               15,695,041
      Common stock subscriptions                                           12,750                   12,750
      Accumulated (deficit) prior to exploration stage                (15,353,115)             (15,353,115)
      Accumulated (deficit) during the exploration stage               (2,493,537)              (2,482,722)
                                                                     ------------             ------------

                                                                       (2,069,695)              (2,058,880)
                                                                     ------------             ------------

                                                                     $    167,644             $    177,146
                                                                     ============             ============



                     See the accompanying notes to the consolidated financial statements



                                       Fischer-Watt Gold Company, Inc.
                                       (An Exploration Stage Company)
                                    Consolidated Statements of Operations
                                                 (Unaudited)


                                                                                                          February 1, 2001
                                                                                                          (Inception of
                                                      Three Months Ended       Three Months Ended      Exploration Stage)
                                                        April 30, 2006           April 30, 2005           to April 30, 2006
                                                     -------------------      --------------------     --------------------
                                                                                   (Restated)
Revenue                                                  $           -           $       43,954           $       44,240
                                                         -------------          ---------------           --------------

Costs and expenses:
      Cost of sales                                                  -                   50,000                   50,000
      Exploration                                                    -                    7,930                  627,212
      Writedown of inventory to market value                         -                        -                  125,000
      Stock compensation                                             -                        -                   71,600
      General and administrative                                34,439                   81,015                1,769,322
                                                         -------------           --------------           --------------
                                                                34,439                  138,945                2,643,134
                                                         -------------           --------------           --------------

      (Loss) from operations                                   (34,439)                 (94,991)              (2,598,894)

Other income (expense)
      Interest expense                                          (2,563)                  (2,319)                 (41,949)
      Relief of payables and other indebtedness                      -                        -                   66,935
      Interest income                                            1,187                        -                    1,187
      Other income                                              25,000                        -                   79,184
                                                         -------------           --------------           --------------
                                                                23,624                   (2,319)                 105,357
                                                         -------------           --------------           --------------

Net (loss)                                               $     (10,815)          $      (97,310)          $   (2,493,537)
                                                         =============           ==============           ==============


Per share information - basic and fully diluted

Net (loss) per share                                     $       (0.00)          $        (0.00)
                                                         =============           ==============

Weighted average shares outstanding                         69,166,819               55,217,583
                                                         =============           ==============




                             See the accompanying notes to the consolidated financial statements



                                               Fischer-Watt Gold Company, Inc.
                                               (An Exploration Stage Company)
                                            Consolidated Statement of Cash Flows
                                                         (Unaudited)


                                                                                                                   February 1, 2001
                                                                                                                    (Inception of
                                                                    Three Months Ended      Three Months Ended    Exploration Stage)
                                                                      April 30, 2006          April 30, 2005       to April 30, 2006
                                                                   -------------------      ------------------   -------------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities              $    (9,502)             $     8,457          $(1,197,797)
                                                                       -----------              -----------          -----------

Cash flows from investing activities:
      Net cash provided by (used in) investing activities                       --                       --                   --
                                                                       -----------              -----------          -----------
Cash flows from financing activities:
      Net cash provided by financing activities                                 --                       --            1,345,054
                                                                       -----------              -----------          -----------

Increase (decrease) in cash and cash equivalents                            (9,502)                   8,457              147,257

Cash and cash equivalents, beginning of period                             177,146                      921               20,387
                                                                       -----------              -----------          -----------

Cash and cash equivalents, end of period                               $   167,644              $     9,378          $   167,644
                                                                       ===========              ===========          ===========





                               See the accompanying notes to the consolidated financial statements



                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (UNAUDITED)


(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2006.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2) Mineral Properties

La Balsa

Since 1996, the Company has held a 65% interest in Minera Montoro ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006, with the first payment of $695,000 due April 30, 2006. On April 30, 2006 Nexvu paid $25,000 to the Company in order to extend the closing date from April 30, 2006 to May 31, 2006. Furthermore, on May 31, 2006, Nexvu paid an additional $25,000 to the Company to extend the closing date to June 30, 2006. The payment terms for the total purchase price of $2,235,000 are now $695,000 on June 30, 2006 and equal payments of $745,000 on October 31, 2006 and April 30, 2007. Assuming this transaction completes in its entirety, the Company will no longer hold any mineral interests in Mexico.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased the 21.6% interest held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay capital contributions made by The Astra Ventures Inc in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to it for a total of 10,000,000 shares of common stock. The

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (UNAUDITED)


option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share. This debt to The Astra Ventures Inc. is included in note payable - shareholder.

(3) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(4) Going Concern Consideration

The Company has incurred substantial operating losses of $17,846,652 since inception and stockholders' deficit of $2,069,695 at April 30, 2006. The Company has negative working capital of $1,781,672 at April 30, 2006 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5) Subsequent Events

On May 31, 2006, the Company received an additional payment of $25,000 from Nexvu Capital Corp. in order to extend the closing on the purchase of Montoro to June 30, 2006. All other terms and conditions remain as previously disclosed. This is the last extension allowable under terms and conditions outlined in the Agreement.

The Company has entered into an agreement with private individuals regarding a property located in northwest Pinal County, Arizona. The property has a history of gold exploration and geo chemical sampling and reverse circulation drilling. There is a 60 day due diligence period to purchase 100% of the mineral lease on the property for $15,000 and 100,000 restricted common shares of the Company. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter until the commencement of production from the property. These royalties are deductible from production.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

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

During the fiscal year ended January 31, 2006, the Company's 65% interest in Montoro was sold to Nexvu Capital Corp. for a total consideration of $2,235,000. Prior to January 31, 2006, a deposit of $50,000 was received and the next payment of $695,000 was due April 30, 2006. Just prior to the closing date, Nexvu Capital Corp forwarded the sum of $25,000 in order to extend the closing date to May 31, 2006. Furthermore, on May 30, 2006, Nexvu Capital Corp forwarded a further $25,000 in order to extend the closing date to June 30, 2006. Assuming this transaction completes in its entirety, the Company will no longer hold any mineral interests in Mexico. The initial balance on closing is still $695,000 with remaining payments due of $745,000 on October 31, 2006 and $745,000 due on April 30, 2007.

The Company, on June 10, 2006, entered into an agreement with private individuals in Arizona regarding a gold exploration project referred to as the Pinal Gold Project. This property is located in Northwest Pinal County, Arizona and has a history of gold exploration. Under terms of the Agreement, the Company will have a 60 day due diligence period to review details regarding the property and assuming the Company is satisfied with information obtained, the Company will formally acquire a 100% mineral lease for a payment of $15,000 and issuance of 100,000 restricted common shares of the Company. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter. All royalties are deductible from production.

The Company has cash on hand at April 30, 2006 of $167,644 and while its working capital deficit position of $1,781,672 brings to focus the ability of the Company to continue operations without further financing, a large portion of the current debt, being $1,874,943, is due to related parties where there are no specific terms of repayment for either of the demand notes, accrued expenses or accrued interest.

The Company currently holds a 65% interest in the La Balsa, subject to completion of the Agreement for Sale with Nexvu Capital Corp. The Company will not know until June 30, 2006 whether or not the Nexvu Capital Corp transaction will complete.

The Company increased its interest from 43% to 65% of La Balsa in order to complete its transaction with Nexvu Capital Corp.

On December 5, 2005, the Company and Astra executed a resolution wherein Astra agreed to relinquish its 21.6% interest in the La Balsa project. Under terms of the agreement, the Company has agreed to repay Astra capital contributions to date of $864,068, in three equal installments. Each installment of $288,000 will come from payments made to the Company by Nexvu Capital Corp. as part of their purchase of the La Balsa property as outlined above.

As further consideration, Astra has received stock options in the Company as follows:

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

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at April 30, 2006 and compares that condition to our financial condition at year-end January 31, 2006. Finally, we comment on the results of our operations for the three months ended April 30, 2006. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2006.


Plan of Operation
-----------------

The Company's plan of operation for 2006 is to complete the sale of its interest in Montoro and to proceed with work on its recent property acquisition in Arizona once the due diligence period has been completed satisfactorily.


Liquidity and Capital Resources
-------------------------------

As of April 30, 2006, the Company had cash on hand of $167,644 and current liabilities of $1,949,316, including $1,874,943 owed to related parties. Current accounts payable amounted to $74,373. The working capital deficit at January 31, 2006 was $1,770,857 compared to $1,781,672 at April 30, 2006. This represents an increase in the working capital deficit of $10,815 for the three months ended April 30, 2006.

There is no specific term of repayment for either the demand notes, accrued expenses or other debt due to related parties. While the working capital deficit of $1,781,672 is relative to the deficit position of the previous year, management recognizes that the Company does not have sufficient funds to sustain its operations on an ongoing basis.

Subsequent to the year end, the Company received a deposit of $25,000 to extend the closing on the sale of its interest in Montoro to Nexvu Capital Corp. and on May 31, 2006, the Company received an additional $25,000 deposit from Nexvu Capital Corp. to extend the closing to June 30, 2006. The Company continues to source out other appropriate financing in either equity or debt format, but there is no assurance said financing is available or will be obtained.


Results of Operations
---------------------

For the three months ended April 30, 2006, the Company recorded a net loss of $(10,815), compared to a net loss for the corresponding three month period ended April 30, 2005 of $(97,310).

The Company has streamlined its administrative costs, which have reduced to $34,439 vs. $81,015 in the three months ended April 30, 2005. Interest charges of $2,563 are virtually unchanged from April 30, 2005 when interest costs were $2,319.

The Company received a deposit of $25,000 in the quarter ended April 30, 2006 regarding an extension of the Montoro sale to Nexvu Capital Corp. This deposit is reflected as other income on the Consolidated Statement of Operations for the three months ended April 30, 2006.

There were no exploration activities in the three months ended April 30, 2006. The Company on June 11, 2006 entered into an agreement with private individuals regarding a property in Northwest Pinal County, Arizona. This property has a history of gold exploration. Under terms of the Agreement, the Company will have a 60 day due diligence period to review details regarding the property and assuming the Company is e satisfied with information obtained, the Company will formally acquire a 100% mineral lease for a payment of $15,000 and issuance of 100,000 restricted common shares of the Company. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter until the commencement of production from the property. All advance royalties are recoupable from production royalty payments.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2006, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,846,652. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2006

The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.


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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.



                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
     None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: June  16, 2006           By:  /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer.