Form 10QSB
period 2006-07-31
FISCHER WATT GOLD CO INC
filed 2006-09-25
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2006

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
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 15, 2006.

Common Stock, par value $.001                                   70,116,819
-----------------------------                                ----------------

       Title of Class                                        Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates...............................................................  3

Conversion Table.............................................................  3

Forward Looking Statements...................................................  3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements................................................  4

Consolidated Balance Sheets July 31, 2006 (Unaudited) and
   January 31, 2006..........................................................  4
Consolidated Statements of Operation (Unaudited).............................  5
Consolidated Statements of Cash Flow (Unaudited).............................  6
Notes to Consolidated Financial Statements (Unaudited).......................  7

Item 2 - Management's Discussion and Analysis or Plan of Operation........... 10

Item 3 - Controls and Procedure.............................................. 13

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings..................................................  14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........  14

Item 3 - Defaults Upon Senior Notes.........................................  14

Item 4 - Submission of Matters to a Vote of Security Holders................  14

Item 5 - Other Information..................................................  14

Item 6 - Exhibits...........................................................  14

SIGNATURES..................................................................  15

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                                       Fischer-Watt Gold Company, Inc.
                                       (An Exploration Stage Company)
                                        Consolidated Balance Sheets


                                                                             July 31, 2006
                                                                              (Unaudited)           January 31, 2006
                                                                            --------------          ----------------
                                  ASSETS
Current Assets:
      Cash                                                                   $    144,097             $    177,146
                                                                             ------------             ------------

      Total current assets                                                   $    144,097             $    177,146
                                                                             ============             ============


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts payable and accrued expenses                                  $     89,157             $     73,060
      Note payable - shareholders                                                 781,045                  781,045
      Accounts payable and accrued expenses-
      shareholders                                                              1,053,898                1,093,898
                                                                             ------------             ------------

                                                                                1,924,100                1,948,003
                                                                             ------------             ------------

Note payable - shareholders, net of current portion                               288,023                  288,023
                                                                             ------------             ------------

Stockholders' (Deficit):
      Preferred stock, non-voting, convertible, $2 par
      value, 250,000 shares authorized, none outstanding                               --                       --
      Common stock, $.001 par value, 200,000,000
      shares authorized, 70,116,819 and 53,469,111 shares
      issued and outstanding, respectively                                         70,116                   69,166
      Additional paid-in capital                                               15,878,591               15,695,041
      Common stock subscriptions                                                   12,750                   12,750
      Accumulated deficit prior to exploration stage                          (15,353,115)             (15,353,115)
      Accumulated deficit during the exploration stage                         (2,676,368)              (2,482,722)
                                                                             ------------             ------------

                                                                               (2,068,026)              (2,058,880)
                                                                             ------------             ------------

                                                                             $    144,097             $    177,146
                                                                             ============             ============


See the accompanying notes to the consolidated financial statements


                                               Fischer Watt Gold Company, Inc.
                                               (An Exploration Stage Company)
                                            Consolidated Statements of Operations

                                                                                                               February 1, 2001
                                            Three Months Ended July 31,      Six Months Ended July 31,          (Inception of
                                              2006            2005             2006            2005           Exploration Stage)
                                                           (Restated)                       (Restated)         to July 31, 2006
                                          --------------  --------------   --------------  --------------   --------------------
Revenue                                     $        --     $        --     $         -      $    43,954        $    44,240
                                            -----------     -----------     -----------      -----------        -----------

Costs and expenses:
      Cost of sales                                  --              --              --           50,000             50,000
      Exploration                                23,628           3,809          23,628           11,739            650,840
      Writedown of inventory to
        market value                                 --              --              --               --            125,000
      Stock compensation                         31,500              --          31,500               --            103,100
      Stock option expense                      106,000              --         106,000               --            106,000
      General and administrative                 45,650          64,680          80,089          120,425          1,814,972
                                            -----------     -----------     -----------      -----------        -----------
                                                206,778          68,489         241,217          182,164          2,849,912
                                            -----------     -----------     -----------      -----------        -----------

      (Loss) from operations                   (206,778)        (68,489)       (241,217)        (138,210)        (2,805,672)
                                            -----------     -----------     -----------      -----------        -----------

Other income (expense)
      Interest expense                           (2,562)        (10,606)         (5,125)         (12,925)           (44,511)
      Relief of payables and other
        indebtedness                                 --              --              --               --             66,935
      Interest income                             1,509              --           2,696               --              2,696
      Other income                               25,000              --          50,000               --            104,184
                                            -----------     -----------     -----------      -----------        -----------
                                                 23,947         (10,606)         47,571          (12,925)           129,304
                                            -----------     -----------     -----------      -----------        -----------

Net (loss)                                  $  (182,831)    $   (79,095)    $  (193,646)     $  (151,135)       $(2,676,368)
                                            ===========     ===========     ===========      ===========        ===========

Per share information - basic
  and fully diluted

Net (loss) per share                        $     (0.00)    $     (0.00)    $     (0.00)     $     (0.00)
                                            ===========     ===========     ===========      ===========

Weighted average shares outstanding          69,579,319      56,675,182      69,376,488       55,581,975
                                            ===========     ===========     ===========      ===========


See the accompanying notes to the consolidated financial statements


                                       Fischer-Watt Gold Company, Inc.
                                       (An Exploration Stage Company)
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)


                                                                                                        February 1, 2001
                                                                   Six Months Ended July 31,              (Inception of
                                                                    2006                2005           Exploration Stage)
                                                                                     (Restated)         to July 31, 2006
                                                                 ------------        ----------        ------------------
Cash flows from operating activities:
       Net cash (used in) operating activities                   $   (33,049)        $      (349)          $(1,221,344)
                                                                 -----------         -----------           -----------

Cash flows from investing activities:
       Net cash provided by (used in) investing activities                --                  --                    --
                                                                 -----------         -----------           -----------

Cash flows from financing activities:
       Proceeds from issuance of common shares
         and stock subscriptions                                          --                  --               580,486
       Proceeds from exercise of options                                  --                  --                35,000
       Proceeds from note payable - shareholder                           --               9,500                40,500
       Capital contribution by shareholder                                --                  --               689,068
                                                                 -----------         -----------           -----------

       Net cash provided by financing activities                          --               9,500             1,345,054
                                                                 -----------         -----------           -----------

Increase (decrease) in cash and cash equivalents                     (33,049)              9,151               123,710

Cash and cash equivalents, beginning of period                       177,146                 921                20,387
                                                                 -----------         -----------           -----------

Cash and cash equivalents, end of period                         $   144,097         $    10,072           $   144,097
                                                                 ===========         ===========           ===========






See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2006
                                   (UNAUDITED)


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

(2) Mineral Properties

Since 1996, the Company has held a 65% interest in Minera Montoro S.A.de C.V. ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge
E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006, with the first payment of $695,000 due April 30, 2006. On April 30, 2006 Nexvu paid $25,000 to the Company in order to extend the closing date from April 30, 2006 to May 31, 2006. Furthermore, on May 31, 2006, Nexvu paid an additional $25,000 to the Company to extend the closing date to June 30, 2006.

The Company has not yet closed the transaction as outlined above. Certain accounting issues are in the process of being resolved Both Nexvu and the Company have agreed to delay the closing until these issues are resolved.

The payment terms for the total purchase price of $2,235,000 call for payment of $695,000 on June 30, 2006 and equal payments of $745,000 on October 31, 2006 and April 30, 2007. The June 30, 2006 payment has been delayed pending resolution of the accounting issues. Assuming this transaction completes in its entirety, the Company will no longer hold any interests in Mexico.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2006
                                   (UNAUDITED)



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

(4) Going Concern Consideration

The Company has incurred substantial operating losses of $18,029,483 since inception and has a stockholders' deficit of $2,068,026 at July 31, 2006. The Company has negative working capital of $1,780,003 at July 31, 2006 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)  Stock-Based Compensation

On July 27, 2006, the Company granted 2,500,000 options to directors of the Company and 150,000 options to two unaffiliated service providers.

Effective February 1, 2006, the Company adopted SFAS 123(R), "Accounting for Stock-Based Compensation". Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123(R).

The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended July 31, 2006: expected life of options of 2 years, expected volatility of 1.227, risk-free interest rate of 3.8% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended July 31, 2006 approximated $.04 per option, or $106,000.


(6) Stockholders (Deficit)

Common Stock

On May 5, 2006, the Company issued 400,000 shares of common stock in relief of accrued expenses - shareholder of $40,000. These shares were valued at the closing stock price on the date of the transaction.

On July 26, 2006, the Company issued 200,000 shares of common stock valued at $14,000 to three unaffiliated service providers and 250,000 shares of common stock valued at $17,500 to the Company's President and CEO in exchange for services. These shares were valued at the closing stock price on the date of the transaction.

On July 26, 2006, the Company issued 100,000 shares of common stock valued at $7,000 in connection with its acquisition of the Cruce Gold Property in Pinal County, Arizona. These shares were valued at the closing stock price on the date of the transaction.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2006
                                   (UNAUDITED)



(7) Subsequent Events

On August 8, 2006, the Company entered into an option agreement with Grandcru Resources Corporation to acquire Grandcru's nineteen (19) claims in the Cambridge Mining District located south of Yerrington Nevada. After conducting due-diligence on the property, the Company paid the underlying property holder the sum of $10,000. Additional payments of $15,000, $20,000 and $25,000 are due the property holder on August 25, in the years 2007, 2008, and 2009. Payments to Grandcru are due as follows: $10,000 on July 31, 2007, $15,000 on July 31, 2008, $20,000 on July 31, 2009 and $25,000 on July 31, 2010. Annual work commitments for the four years are $50,000 year one, $75,000 in year 2, $125,000 in year three and $150,000 in year four.

Upon completion of the above, the Company will have earned a 100% interest in this gold property subject to a 2% net smelter return royalty to the property holder and a 2% net smelter return royalty to Grandcru. These two royalties may be purchased for $2,000,000 and $1,000,000 respectively.

On September 2, 2006, a director agreed in writing to forgive accrued expenses of $75,000.

On September 6, 2006, a shareholder exercised 400,000 warrants at $0.04 per share in exchange for $16,000 in accrued expenses due to the shareholder.

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

During the fiscal year ended January 31, 2006 the Company agreed to sell its 65% interest in Minera Montoro S.A. de C.V. ("Montoro") to Nexvu Capital Corp ("Nexvu") for a total consideration of $2,235,000. Of the total purchase, $50,000 was received as a deposit prior to the year end. Subsequent to the year end, Nexvu forwarded deposits of $25,000 each at the end of April and May, 2006 in order to defer the closing date to June 30, 2006. This transaction has not yet closed because of unresolved accounting issues. The Company is working on these issues and has mutually agreed with Nexvu that the closing will be delayed until these issues are fully resolved.

Assuming this transaction completes in its entirety, the Company will no longer hold any interest in Mexico. The initial balance due on closing is $695,000 with remaining payments due of $745,000 on October 31, 2006 and $745,000 due on April 30, 2007.

Montoro owns 100% of the La Balsa project. On December 5, 2005, the Company and The Astra Joint Venture ("Astra"), a company controlled by a director of Fischer-Watt, agreed to relinquish its 21.6% interest in the La Balsa project back to Fischer-Watt, thus returning Fischer-Watt's interest to 65%. Under terms of the agreement, the Company has agreed to repay Astra the loans it has advanced to date of $864,028, in three equal installments. Each installment of $288,000 will come from payments made to the Company by Nexvu as part of their acquisition commitment to the Company as outlined above.

As further consideration, Astra has also received stock options in the Company as follows:

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

The Company, on June 10, 2006, entered into an agreement with private individuals regarding a gold exploration project referred to as the Pinal Gold Project. This property is located in northwest Pinal County, Arizona and has a history of gold exploration. Under terms of the Agreement, the Company had a 60 day due diligence period to review details regarding the property. This was completed and payment of $15,000 has been made, for the purchase of a 100% mineral lease and the Company is in the process of issuing 100,000 restricted common shares of its stock. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter. All royalties are deductible from production.

On August 8, 2006, the Company entered into an option agreement with Grandcru Resources Corporation of Vancouver B.C. to acquire Grandcru's nineteen (19) claims in the Cambridge Mining District located south of Yerrington, Nevada. Located in the Walker Lane geological trend of western Nevada, the Cambridge Vein is a north-south trending, gold-bearing quartz vein in a granite host rock.

The Company completed its due diligence and on August 25, 2006, paid $10,000 to the underlying property owner pursuant to the terms and conditions of its agreement. No payments are due to Grandcru Resources Corporation until July 31, 2007 when a payment of $10,000 is due. The Company issued a press release on August 8, 2006 outlining the option agreement.

The Company has cash on hand at July 31, 2006 of $144,097 and while its working capital deficit position of $1,780,003 brings to focus the ability of the Company to continue operations without further financing, a large portion of the current debt, being $1,834,943, is due to related parties where there are no specific terms of repayment for either of the Demand Notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2006 and compares that condition to our financial condition at year-end January 31, 2006. Finally, we comment on the results of our operations for the six months ended July 31, 2006. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2006.


Plan of Operation
-----------------

The Company's plan of operation for the fiscal year ending January 31, 2007 is to complete the sale of Montoro and to proceed with work on its recent property acquisitions in Arizona and Nevada. The Company continues to evaluate mining properties in the western United States for possible acquisition.


Liquidity and Capital Resources
-------------------------------

As of July 31, 2006, the Company had cash on hand of $144,097 and current liabilities of $1,924,100, including $1,834,943 owed to related parties. Current accounts payable amounted to $89,157. The working capital deficit at January 31, 2006 was $1,770,857 compared to $1,780,003 at July 31, 2006. This represents an increase in the working capital deficit of $9,146 for the six months ended July 31, 2006. This increase is the operating loss for the six months ended July 31, 2006.

There is no specific term of repayment for either the Demand Notes, accrued expenses or other debt due to related parties. While the working capital deficit of $1,780,003 is up by $9,146 in the current fiscal year, and despite the fact that most of the deficit is reflected in loans to related parties without specific terms of repayment, management recognizes that the Company does not have sufficient funds to sustain its operations. While the Company fully expects to close on the Montoro sale to Nexvu, there is no assurance this will occur nor is there a date at the moment when it may occur. The Company continues to source out other appropriate financing in either equity or debt format, but there is no assurance said financing is available or will be obtained.


Results of Operations
---------------------

There was a modest reduction in administrative expenses for the three month period ending July 31, 2006 to $45,650 as compared to $64,680. The Company incurred exploration costs during the quarter ended July 31, 2006 of $23,628 compared to $3,809 for the period ended July 31, 2005. This was the result of work undertaken on the Pinal gold project in Arizona.

During the three months ending July 31, 2006, the Company received $25,000 as a fee for extension of the closing date on the sale of its 65% interest in Minera Montoro. There was no sundry income for the three months ended
July 31, 2005.

For the six months ended July 31, 2006, the Company had a net loss of $193,646, compared to a net loss for the corresponding six month period ending July 31, 2005 of $151,135. Included in current period's net loss is $106,000 of expense recorded in connection with the granting of stock options during the quarter ended July 31, 2006.

The Company has streamlined its administrative costs reducing administrative costs for the six months ended July 31, 2006 to $80,089 from $120,425 for the six months ended July 31, 2005. During the six months ended July 31, 2006, the Company received $50,000 in fees related to the extension of the closing date on the Montoro sale to Nexvu. There was no comparable sundry income in the six months ended July 31, 2005.

Exploration expenses in the six months ended July 31, 2006 amounted to $23,628 compared to $11,739 for the six months ended July 31, 2005. Exploration in the current period related to the new Arizona property while exploration in 2005 related to projects no longer being pursued.

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


Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2006, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,029,483. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not currently have adequate capital to continue its contemplated business plan beyond 2006. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.


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

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: September 25, 2006         By:  /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer