Form 10KSB/A
period 2006-01-31
FISCHER WATT GOLD CO INC
filed 2006-10-13
CIK 844788

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                 FORM 10-KSB/A

                                AMENDMENT NO. 1


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any
amendment to this Form 10-KSB/A.   Yes [X]  No [ ]

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


AMENDMENTS TO FORM 10-KSB

The revisions to this Form 10-KSB as originally filed are necessary in order to comply with GAAP or regulations under the Exchange Act. Details of the Company's gemstone inventory have been provided in Note 3, wording in Item 8A "Controls and Procedures" has been modified and the resulting increase of the Company's interest in its Mexican project, following the repurchase of an interest in the project from a related party, is clarified.

                         AMENDMENT NO. 1 TO FORM 10-KSB


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


The Company had revenue for the year of $44,240, being the gross proceeds from the sale of gemstones of $44,240. The Company had no revenue during the year from any producing operation. Exploration expenses for the year amounted to $4,253 vs. $65,322 the previous year, and general and administrative expenses for the year were $255,432 vs. $271,065 the previous year. During the current year, the Company renegotiated the terms of an agreement with The Astra Ventures Inc. (Astra), a company controlled by a director of FWG. Astra had contributed capital of $864,068 to the Company, chiefly for exploration work to be undertaken on the La Balsa Project, and in return had earned a 21.6% interest in the project. As part of the sale to Nexvu Capital Corp., the Company reclassified these contributions to debt, and Astra relinquished its 21.6% interest in La Balsa, thereby increasing the Company's interest in the La Balsa project back to 65%.


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

The Company presently has no other mineral properties but it is examining and reviewing mineral properties in the Western United States with a view to future acquisitions.

MEXICAN PROPERTIES
------------------

Minera Montoro Properties
-------------------------

Since 1996, the Company has held a 65% interest in Minera Montoro S.A. de C.V. ("Montoro"), a corporation duly incorporated in and authorized to conduct business in Mexico. This corporation holds the interest in the La Balsa property. During the fiscal year ended January 31, 2006 the Company entered into a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp. for a total consideration of $2,235,000. To date, a deposit of $50,000 has been received and the next payment of $695,000 is due April 30, 2006. On April 30, 2006, Nexvu provided the Company with a payment of $25,000 to secure a 30-day extension of time to pay the first installment of $695,000. Assuming this transaction completes in its entirety, the Company will no longer hold any mineral interests in Mexico.


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


As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, the internal controls over financial reporting during the period ended January 31, 2006.


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


During the year, negotiations were completed for the sale of the La Balsa property in Mexico to Minera Montoro S.A. for the sum of $2,235,000. In order to carry out the transaction, the Company reacquired the interest held by Astra, a company controlled by a Director, that in turn made capital contributions of $864,068 for an interest of 21.6% in La Balsa. As a result, the Company's interest in La Balsa increased back to 65%. The Company has agreed to repay $864,068 to Astra and has additionally agreed to compensate Astra with restricted share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.


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

     Signature and Title                                               Date
     -------------------                                               ----


 /s/Peter Bojtos                                                October 10, 2006
-------------------------------------------
 Director, Chairman, President and CEO, and Acting
 Chief Financial Officer (Principal Executive Officer
 and Principal Financial Officer)

 /s/ Gerald D. Helgeson                                         October 10, 2006
-------------------------------------------
  Director, Secretary

 /s/ James M. Seed                                              October 10, 2006
-------------------------------------------
  Director

 /s/ George Beattie                                             October 10, 2006
-------------------------------------------
  Director

/s/ William Rapaglia                                            October 10, 2006
-------------------------------------------
  Director

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




/s/ Stark Winter Schenkein & Co., LLP
- -------------------------------------
Denver, Colorado
May 15, 2006


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


                        See the accompanying notes to the consolidated financial statements


                                            Fischer-Watt Gold Company, Inc.
                                            (An Exploration Stage Company)
                                   Consolidated Statement of Stockholders' (Deficit)
                                        Years Ended January 31, 2001 to 2006

                                                                                               Accumulated (Deficit)
                                                                                             -------------------------
                                      Common Stock                                                        During
                                      ------------        Additional      Capital Stock      Before     Exploration
                                   Shares      Amount    Paid in Capital   Subscribed     Exploration      Stage          Total
                                   ------      ------    ---------------  -------------   -----------   ------------  -------------
Balance, January 31, 2001        44,398,384   $ 44,398   $14,476,921      $     41,250    $(15,353,115)  $         -   $   (790,546)

Contribution to capital                   -          -       263,263                 -               -             -        263,263
Issuance of subscribed shares       825,000        825        40,425           (41,250)              -             -              -
Issuance of stock for services
  at $0.03 per share              1,000,000      1,000        24,000                 -               -             -         25,000
Net (loss)                                -          -             -                 -               -   $         -       (634,552)
                                 ----------   ---------  -----------      ------------    ------------   -----------    -----------

Balance, January 31,
  2002 (Restated)                46,223,384      46,223   14,804,609                 -    (15,353,115)      (634,522)    (1,136,835)

Contribution to capital                   -           -      271,305                 -              -              -        271,305
Issuance of stock options
  for services                            -           -       75,500                 -              -              -         75,500
Issuance of stock for services
  at $0.10 per share                250,000         250       24,750                 -              -              -         25,000
Stock subscriptions for cash
  at $0.03 per share                      -           -            -            30,000              -              -         30,000
Stock subscriptions for services
  at $0.04 per share                      -           -            -            12,750              -              -         12,750
Net (loss)                                -           -            -                 -              -       (586,422)      (586,422)
                                 ----------   ---------  -----------       -----------   ------------    -----------     -----------

Balance, January 31,
  2003 (Restated)                46,473,384      46,473   15,176,164            42,750    (15,353,115)    (1,220,974)    (1,308,702)

Contribution to capital                   -           -      129,500                 -              -              -        129,500
Issuance of subscribed shares     1,000,000       1,000       29,000           (30,000)             -              -              -
Discount on stock issued to
  affiliates                              -           -       57,000                 -              -              -         57,000
Stock subscriptions for cash
  at $0.02 to $0.14 per share             -           -            -           166,282              -              -        166,282
Issuance of stock for cash
  at $0.04 per share              3,169,000       3,169      114,035                 -              -              -        117,204
Net (loss)                                -           -            -                 -              -       (561,865)      (561,865)
                                 ----------   ---------  -----------       -----------   ------------    -----------     -----------

Balance, January 31,
  2004 (Restated)                50,642,384      50,642   15,505,699           179,032    (15,353,115)    (1,782,839)    (1,400,581)

Reclassification of subscription           -           -      (12,560)           12,560            -                -              -
Issuance of subscribed shares     1,906,727       1,407      156,435          (157,842)           -                -              -
Issuance of stock for options       500,000         500        4,500            (5,000)           -                -              -
Contribution to capital                   -           -       25,000                 -            -                -         25,000
Issuance of stock and
  subscriptions for services
  at $0.08 per share                 20,000          20        1,580            70,000            -                -         71,600
Issuance of stock for cash
  at $0.07 per share                400,000         900       27,411                 -            -                -         28,311
Stock subscriptions for cash
  at $0.05 to $0.10 per share             -           -            -           154,971            -                -        154,971
Net (loss)                                -           -            -                 -            -         (474,858)      (474,858)
                                 ----------   ---------  -----------       -----------   ------------    -----------    -----------

Balance January 31,
  2005 (Restated)                53,469,111      53,469   15,708,065           253,721    (15,353,115)    (2,257,697)    (1,595,557)

Reclassification of capital
  to shareholder loan                    -           -     (864,068)                -              -              -       (864,068)
Contribution to capital                  -           -       50,500                 -              -              -         50,500
Issuance of subscribed shares    3,392,308       3,392      237,579          (240,971)             -              -              -
Issuance of stock for services
  at $0.05 per share               505,400         505       24,765                 -              -              -         25,270
Issuance of stock for cash
  at $0.04 per share             5,800,000       5,800      244,200                 -              -              -        250,000
Issuance of stock in
  settlement of debt
  at $0.05 per share             6,000,000       6,000      294,000                 -              -              -        300,000
Net (loss)                               -           -            -                 -              -       (225,025)      (225,025)
                                ----------   ---------  -----------       -----------   ------------    -----------    -----------

Balance January 31, 2006        69,166,819   $  69,166  $15,644,541       $    12,750   $(15,353,115    $(2,432,222)   $(2,058,880)
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

Inventory


Inventory is valued at the lower of cost or market on a first-in first- out basis. During the year ended January 31, 2005, inventory consisting of 2,000 carats of uncut emerald gemstones with an original cost of $175,000 was reduced to $50,000 after an impairment charge of $125,000. During the year ended January 31, 2006, the inventory was disposed of for total consideration of $44,240.


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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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


Note 3. Notes Payable

During December 1999 the then Chairman of the Board advanced $100,000 to the Company to be used to settle the Company's obligation to a vendor. The note evidencing the loan bears interest at prime plus 2% and is payable on demand. During 2005, this loan, along with accrued interest, was converted to 3,000,000 restricted common shares of the Company at $0.05 per share.


In previous years, another shareholder advanced the Company $10,500 with interest at 5% per annum which is due on demand. This loan was forgiven by the shareholder during 2005.


During 2004, the then Chairman of the Board advanced $175,000 to the Company by the direct payment for the Company's gemstone inventory. The Company had earlier hired a gemstone expert to evaluate the 2,000 carat parcel of uncut Afghan emeralds costing $175,000. He advised that they could be sold internationally for probably between $250,000 and $300,000. Based on that information the Company borrowed the funds as a demand loan with an interest rate of 5% per annum plus 875,000 restricted common shares. The business reasons for acquiring the inventory were to assist in becoming involved in the mineral industry in Afghanistan, as well as to effect a profitable business transaction. During 2005, another shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties. These loans bear interest at 5% per annum and are due on demand.

On December 5, 2005, the Company agreed to repay prior capital contributions made by a company controlled by the then Chairman of the Board in in the amount of $864,068 in exchange for that company's 21.6% joint venture interest in the La Balsa property, thereby increasing the Company's interest in the project back to 65%. Payments of approximately $288,000 are due on May 30, 2006, October 31, 2006 and April 30, 2007. The debt is non-interest bearing.


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

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                              2006                2005
----------                              ------              ------

Domestic                            $  (225,025)         $  (474,858)
Foreign                                      --                   --
Net loss) before taxes              $  (225,025)         $  (474,858)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,                              2006             2005
- -----------                            -------           -------

Federal statutory rate                 (34.0)%           (34.0)%

Increase in net deferred tax asset
valuation allowance                     34.0              34.0
                                      --------          --------
                                         0.0%              0.0%

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

Note 7. Transactions With Related Parties


During the year the Company completed negotiations for the sale of all of its interest in the Minera Montoro S.A. de C.V. to Nexvu Capital Corp. for a total consideration of $2,235,000. The first payment was due April 30, 2006 in the amount of $745,000, less a $50,000 deposit already received. The balance is payable, $745,000 on October 31, 2006 and $745,000 on April 30, 2007. Under
the terms of the agreement, on April 30, 2006, the Company received a payment of $25,000 from Nexvu in exchange for a 30-day extension for the payment of the April 30, 2006 tranche.

In order to complete the sale to Nexvu Capital Corp., the Company repurchased the 21.6% interest in the La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director thereby increasing Fischer-Watt's interest in the La Balsa project back to 65%. The Company has agreed to repay The Astra Ventures Inc. the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp. will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share. This debt to The Astra Ventures Inc. is included in note payable - shareholder.


Under the terms of the sale to Nexvu Capital Corp., the Company's 65% interest in La Balsa will be sold in three separate transactions, being 20% on receipt of $695,000 on May 30, 2006, 20% on receipt of $745,000 on October 31, 2006, and
25% on receipt of $745,000 on April 30, 2007.

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