Form 10QSB/A
period 2006-04-30
FISCHER WATT GOLD CO INC
filed 2006-10-13
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1


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


AMENDMENTS TO FORM 10-QSB

The revisions to this Form 10-QSB as originally filed are necessary in order to comply with GAAP or regulations under the Exchange Act. Wording in Part I,
Item 3 "Controls and Procedures" has been modified in order to conform to current practices and the Company's increased percentage interest in its Mexican project is clarified.

                         AMENDMENT NO. 1 TO FORM 10-QSB

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


In order to complete the sale to Nexvu Capital Corp, the Company repurchased the 21.6% interest in the La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director, thereby increasing the Company's interest in the Mexican project back to 65%. The Company has agreed to repay capital contributions made by The Astra Ventures Inc in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to it for a total of 10,000,000 shares of common stock. The

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (UNAUDITED)


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

Overview
- --------

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


On December 5, 2005, the Company and Astra executed a resolution wherein Astra agreed to relinquish its 21.6% interest in the La Balsa project, thereby increasing the Company's interest in the project back to 65%. Under terms of the agreement, the Company has agreed to repay Astra capital contributions to date of $864,068, in three equal installments. Each installment of $288,000 will come from payments made to the Company by Nexvu Capital Corp. as part of their purchase of the La Balsa property as outlined above.


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


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- - statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

There have been no changes in the Company's internal controls or in other factors that occurred during the last fiscal quarter that have materially, or are likely to materially affect, internal controls over financial reporting during the period ended April 30, 2006.



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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: October 10, 2006         By:  /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer.