Form 10QSB
period 2005-10-31
FISCHER WATT GOLD CO INC
filed 2006-12-13
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2006

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
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 8, 2006.

Common Stock, par value $.001                                     70,516,819
-----------------------------                                   ----------------
       Title of Class                                           Number of Shares


Transitional Small Business Disclosure Format    Yes [ ]   No [X]

                                      Index

Exchange Rates...............................................................  3

Conversion Table.............................................................  3

Forward Looking Statements...................................................  3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements................................................  4

Consolidated Balance Sheet (Unaudited).......................................  4
Consolidated Statements of Operation (Unaudited).............................  5
Consolidated Statements of Cash Flow (Unaudited).............................  6
Notes to Consolidated Financial Statements(Unaudited)........................  7

Item 2 - Management's Discussion and Analysis or Plan of Operation........... 10

Item 3 - Controls and Procedure.............................................. 14

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings................................................... 14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......... 14

Item 3 - Defaults Upon Senior Notes.......................................... 14

Item 4 - Submission of Matters to a Vote of Security Holders................. 14

Item 5 - Other Information................................................... 14

Item 6 - Exhibits............................................................ 14

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                         Fischer-Watt Gold Company, Inc.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets


                                                                   October 31, 2006
                                                                     (Unaudited)         January 31, 2006
                                                                    --------------       ----------------
                                  ASSETS

Current Assets:
      Cash                                                          $       81,461       $      177,146
                                                                    ==============       ==============


      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts payable and accrued expenses                                 68,726       $       73,060
      Note payable - shareholders                                          781,045              781,045
      Accounts payable and accrued expenses-
        shareholders                                                     1,053,898            1,093,898
                                                                    --------------       --------------

      Total current liabilities                                          1,903,669            1,948,003
                                                                    --------------       --------------

Note payable - shareholders                                                288,023              288,023
                                                                    --------------       --------------

Stockholders' (Deficit):
      Preferred stock, non-voting, convertible, $2 par vlaue,
        250,000 shares authorized, none outstanding                              -                    -
      Common stock, $.001 par value, 200,000,000
        shares authorized, 70,516,819 and 69,166,819 shares
        issued and outstanding, respectively                                70,516               69,166
      Additional paid-in capital                                        15,894,191           15,695,041
      Common stock subscriptions                                            12,750               12,750

      Accumulated (deficit) prior to exploration stage                  (15,353,115)        (15,353,115)

      Accumulated (deficit) during the exploration stage                 (2,734,573)         (2,482,722)
                                                                    ---------------      --------------

                                                                         (2,110,231)         (2,058,880)
                                                                    ---------------      --------------

                                                                    $        81,461      $      177,146
                                                                    ===============      ==============


See the accompanying notes to the consolidated financial statements


                                      Fischer Watt Gold Company, Inc.
                                      (An Exploration Stage Company)
                                   Consolidated Statement of Operations

                                                                                                            February 1, 2001
                                           Three Months Ended October 31,   Nine Months Ended October 31,     (Inception of
                                              2006            2005              2006           2005         Exploration Stage)
                                                           (Restated)                       (Restated)      to October 31, 2006
                                          --------------  --------------   --------------  --------------   -------------------
Revenue                                   $           -   $           -    $           -   $      43,954      $       44,240
                                          -------------   -------------    -------------   -------------      --------------
Costs and expenses:
      Cost of sales                                   -               -                -          50,000              50,000
      Exploration                                18,433               -           42,061          11,739             669,273
      Writedown of inventory
        to market value                               -               -                -               -             125,000
      Stock compensation                              -               -                -               -              71,600
      Stock option expense                            -               -          106,000               -             106,000
      General and administrative                 38,443          31,530          150,032         177,224           1,884,916
                                          -------------   -------------    -------------   -------------      --------------
                                                 56,876          31,530          298,093         238,963           2,906,789
                                          -------------   -------------    -------------   -------------      --------------

      (Loss) from operations                    (56,876)        (31,530)        (298,093)       (195,009)         (2,862,549)
                                          -------------   -------------    -------------   -------------      --------------

Other income (expense)
      Interest expense                           (2,563)         (4,530)          (7,688)        (12,925)            (47,074)
      Relief of payables and
        other indebtedness                            -               -                -               -              66,935
      Interest income                             1,234               -            3,930               -               3,930
      Other income                                    -               -           50,000               -             104,184
                                          -------------   -------------    -------------   -------------      --------------
                                                 (1,329)         (4,530)          46,242         (12,925)            127,975
                                          -------------   -------------    -------------   -------------      --------------

Net (loss)                                $     (58,205)  $     (36,060)   $    (251,851)  $    (207,934)     $   (2,734,574)
                                          =============   =============    =============   =============      ==============

Per share information -
  basic and fully diluted

Net (loss) per share                      $       (0.00)  $       (0.00)   $       (0.00)  $       (0.00)
                                          =============   =============    =============   =============

Weighted average shares outstanding          70,355,949      57,566,819       69,706,563      56,486,518
                                          =============   =============    =============   =============


See the accompanying notes to the consolidated financial statements


                                     Fischer-Watt Gold Company, Inc.
                                     (An Exploration Stage Company)
                                  Consolidated Statement of Cash Flows
                                             (Unaudited)


                                                                                                         February 1, 2001
                                                                 Nine Months Ended October 31,            (Inception of
                                                                   2006                 2005            Exploration Stage)
                                                                                     (Restated)         to October 31, 2006
                                                             ------------------   ------------------    -------------------
Cash flows from operating activities:
       Net cash (used in) operating activities                $        (95,685)    $        (21,641)     $      (1,283,980)
                                                              ----------------     ----------------      -----------------

Cash flows from investing activities:
       Net cash provided by (used in) investing activities                   -                    -                      -
                                                              ----------------     ----------------      -----------------

Cash flows from financing activities:
       Proceeds from issuance of common shares
         and stock subscriptions                                             -                    -                580,486
       Proceeds from exercise of options                                     -               10,000                 35,000
       Proceeds from note payable - shareholder                              -               19,500                 40,500
       Capital contribution by shareholder                                   -                    -                689,068
                                                              ----------------     ----------------      -----------------

       Net cash provided by financing activities                             -               29,500              1,345,054
                                                              ----------------     ----------------      -----------------

Increase (decrease) in cash and cash equivalents                       (95,685)               7,859                 61,074

Cash and cash equivalents, beginning of period                         177,146                  921                 20,387
                                                              ----------------     ----------------      -----------------

Cash and cash equivalents, end of period                      $         81,461     $          8,780      $          81,461
                                                              ================     ================      =================






See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2006
                                   (UNAUDITED)


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

(2) Mineral Properties

The Company holds a 65% interest in Minera Montoro S.A.de C.V. ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006, with the first payment of $695,000 due April 30, 2006. On April 30, 2006 Nexvu paid $25,000 to the Company in order to extend the closing date from April 30, 2006 to May 31, 2006. Furthermore, on May 31, 2006, Nexvu paid an additional $25,000 to the Company to extend the closing date to June 30, 2006.

The Company has not yet closed the transaction as outlined above. Certain accounting, taxation, and legal issues were outstanding but have now been resolved. Both Nexvu and the Company are now proceeding to final agreement and closing.

The payment terms for the total purchase price of $2,235,000 call for payment of $695,000 on June 30, 2006 and equal payments of $745,000 on October 31, 2006 and April 30, 2007. The June 30, and October 31, 2006 payments have been delayed pending resolution of the issues. Assuming this transaction completes in its entirety, the Company will no longer hold any interests in Mexico. A closing is expected before the end of the fiscal year.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2006
                                   (UNAUDITED)



In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay capital contributions made by The Astra Ventures Inc to the Company in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. One-third of each payment received from Nexvu Capital Corp will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share.

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

(4) Going Concern Consideration

The Company has incurred substantial operating losses of $18,087,688 since inception and stockholders' deficit of $2,110,232 at October 31, 2006. The Company has negative working capital of $1,822,208 at October 31, 2006 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2006
                                   (UNAUDITED)



Effective February 1, 2006, the Company adopted SFAS 123(R), "Accounting for Stock-Based Compensation". Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.

The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended July 31, 2006: expected life of options of 2 years, expected volatility of 1.227, risk-free interest rate of 3.8% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended July 31, 2006 approximated $.04 per option.

(6) Stockholders' (Deficit)

Common Stock

On May 5, 2006, the Company issued 400,000 shares of common stock in exchange for debt of $40,000.

On July 26, 2006, the Company issued 200,000 shares of common stock valued at $14,000 to three unaffiliated service providers and 250,000 shares of common stock valued at $17,500 to the Company's President and CEO in exchange for services.

On July 26, 2006, the Company issued 100,000 shares of common stock valued at $7,000 to the vendors in connection with its acquisition of the Cruce Gold Property in Pinal County, Arizona.

On August 8, 2006, the Company entered into an option agreement with Grandcru Resources Corporation to acquire Grandcru's nineteen (19) claims in the Cambridge Mining District located south of Yerrington Nevada. After conducting due-diligence on the property, the Company paid the underlying property holder the sum of $10,000 per agreement. Additional payments of $15,000, $20,000 and $25,000 are due the property holder on August 25, in the years 2007, 2008, and 2009. Payments to Grandcru are due as follows: $10,000 on July 31, 2007, $15,000 on July 31, 2008, $20,000 on July 31, 2009 and $25,000 on July 31, 2010. Annual
work commitments for the four years are $50,000 year one, $75,000 in year 2, $125,000 in year three and $150,000 in year four.

Upon completion of the above, the Company will have earned a 100% interest in this gold property subject to a 2% net smelter return royalty to the property holder and a 2% net smelter return royalty to Grandcru. These two royalties may be purchased for $1,500,000 and $1,000,000 respectively.

On September 7, 2006, the Company issued 400,000 shares of common stock to a shareholder who exercised a warrant to acquire said stock at $0.04 per share. Payment was realized by reduction of accrued expense owed to the shareholder.

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

During the fiscal year ended January 31, 2006 the Company agreed to sell its 65% interest in Minera Montoro S.A. de C.V. ("Montoro") to Nexvu Capital Corp ("Nexvu") for a total consideration of $2,235,000. A deposit of $50,000 was received prior to the January 31, 2006 year end. Subsequent to the year end, Nexvu forwarded deposits of $25,000 each at the end of April and May, 2006 in order to defer the closing date to June 30, 2006. The Company advises that the administrative, accounting, and legal issues that have delayed final closing, have all been resolved and the Company expects to execute a final agreement and close this transaction in the near future. As part of the closing, the sum of $1,440,000 will be paid with the balance of $745,000 due April 30, 2007.

Once the sale of the interest in Minera Montoro S.A. is completed, the Company will no longer hold any interest in Mexico.

Montoro owns 100% of the La Balsa project. On December 5, 2005, the Company and The Astra Joint Venture ("Astra"), a company controlled by a director of Fischer-Watt, agreed to relinquish its 21.6% interest in the La Balsa project back to Fischer-Watt, thus returning Fischer- Watt's interest to 65%. Under terms of the agreement, the Company has agreed to repay Astra the loans it has advanced to date of $864,028, in three equal installments. Each installment of $288,000 will come from payments made to the Company by Nexvu as part of their acquisition commitment to the Company as outlined above.

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

The Company on June 10, 2006, entered into an agreement with private individuals regarding a gold exploration project known as the Pinal Gold Project. This is now referred to as the Cruce property. This property is located in northwest Pinal County, Arizona and has a history of gold exploration. Under terms of the Agreement, the Company had a 60 day due diligence period to review details regarding the property. This due diligence was completed on August 7, 2006 and a payment of $15,000 has been made, for the purchase of a 100% mineral lease. The Company also reimbursed the vendors for the state bond. As part of the transaction the Company has issued 100,000 restricted common shares of its stock. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter. All royalties are deductible from production. The Company continues to stake ground around the claims already purchased.

On August 8, 2006, the Company entered into an option agreement with Grandcru Resources Corporation of Vancouver B.C. to acquire Grandcru's nineteen (19) claims in the Cambridge Mining District located south of Yerrington, Nevada. Located in the Walker Lane geological trend of western Nevada, the Cambridge Vein is a north-south trending, gold-bearing quartz vein in a granitic host rock.

The Company completed its due diligence and on August 25, 2006, paid $10,000 to the underlying property owner pursuant to the terms and conditions of its agreement and then started the earn-in period. No payments are due to Grandcru Resources Corporation until July 31, 2007 when a payment of $10,000 is due. The Company issued a press release on August 8, 2006 outlining the option agreement.

The Company has cash on hand at October 31, 2006 of $81,461 and while its working capital deficit position of $1,822,208 brings to focus the ability of the Company to continue operations without further financing, a large portion of the current debt, being $1,834,943, is due to related parties where there are no specific terms of repayment for either of the Demand Notes, accrued expenses or interest owing. The Company also expects to realize net proceeds from the sale of the Minera Montoro S.A. transaction after repayment to The Astra Joint Venture.

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2006 and compares that condition to our financial condition at year-end January 31, 2006. Finally, we comment on the results of our operations for the nine months ended October 31, 2006. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2006.


Plan of Operation
-----------------

The Company's plan of operation for the fiscal year ending January 31, 2007 is to complete the sale of Minera Montoro and to proceed with work on its recent property acquisitions in Arizona and Nevada. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.


Liquidity and Capital Resources
-------------------------------

As of October 31, 2006, the Company had cash on hand of $81,461 and current liabilities of $1,903,669, including $1,834,943 owed to related parties. Current accounts payable amounted to $68,726. The working capital deficit at January 31, 2006 was $1,770,857 compared to $1,822,208 at October 31, 2006. This represents an increase in the working capital deficit of $51,351 for the nine months ending October 31, 2006. This increase is primarily due to the cash used in operations for the nine months ending October 31, 2006.

There is no specific term of repayment for either the Demand Notes, accrued expenses or other debt due to related parties. While the working capital deficit of $1,822,208 is up by $51,351 in the current fiscal year, and despite the fact that most of the deficit is reflected in loans to related parties without specific terms of repayment, management recognizes that the Company does not have sufficient funds to sustain its operations. While the Company fully expects to close on the Montoro sale to Nexvu, there is no assurance this will occur nor is there a fixed date when it may occur. The Company continues to source out other appropriate financing in either equity or debt format, but there is no assurance said financing is available or will be obtained.

Results of Operations
---------------------

For the nine months ended October 31, 2006, the Company has operating losses of $251,851 compared to a net loss for the corresponding nine month period ended October 31, 2005 of $207,934. The current nine month loss of $251,851, includes a non-cash activity of $106,000 regarding granting of stock options and the resulting expense. The current nine month period also includes sundry income of $50,000 from payments received in connection with the sale of Minera Montoro S.A to Nexvu. There was no comparable sundry income in the nine months ended October 31, 2005.

Exploration expenses in the nine months ended October 31, 2006 amounted to $42,061 compared to $11,739 for the nine months ended October 31, 2005. Exploration in the current period related to the new Arizona property and the new Nevada property while exploration in 2005 related to projects no longer being pursued.

The Company on June 11, 2006 entered into an agreement with private individuals regarding the Cruce Gold Project in northwest Pinal County, Arizona. This property has a history of gold exploration. Under terms of the Agreement, the Company had a 60 day due diligence period to review details regarding the property. The Company was satisfied with its findings and completed the initial payment of $15,000 and has issued 100,000 restricted common shares of the Company. The vendors will retain a 2% net smelter return royalty and receive an advance royalty of $20,000 on the first anniversary and $25,000 thereafter. All royalties are deductible from production.


Minera Montoro
----------------

The Company owns 65% of Montoro, which in turn owns 100% of the La Balsa copper property in the state of Michoacan, Mexico. On June 1, 2005 Fischer-Watt entered into a Letter of Intent with Nexvu Capital Corp. of Vancouver ("Nexvu"), B.C., Canada, for the development of the La Balsa.

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

Because of the delay in closing, payments due at April 30, 2006 of $695,000 and payment due October 31, 2006 of $745,000 will be combined and paid at closing. This will leave the balance of $745,000 outstanding, which is due April 30, 2007.

The closing was deferred by the mutual consent of the parties while the Company resolves accounting issues. As these have now been resolved, closing should occur shortly.

The foregoing payments total $2,235,000 and Nexvu will acquire the entire 65% position held in Montoro by the Company.

In addition to the above stated payments, the Company retains a 1% NSR royalty on the porphyry portion of the deposit. Nexvu will have an option to acquire 50% of the 1% NSR royalty for $1,000,000. If the property is not in production in seven (7) years, Nexvu will be obligated to acquire the 50% of the 1% NSR royalty for $1,000,000.

Commitments and Contingencies
-----------------------------

Management is not aware of any pending or threatened legal action against the Company.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2006, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,087,688 at October 31, 2006. These conditions raise doubt about the Company's ability to continue as a going concern.

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: December 13, 2006          By: /s/ Peter Bojtos
                                     -------------------------------------------
                                      Peter Bojtos, Chairman of the Board,
                                      President, and Chief Financial Officer.