Form 10KSB
period 2007-01-31
FISCHER WATT GOLD CO INC
filed 2007-04-27
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission File Number:  0-17386
                         -------

                         FISCHER-WATT GOLD COMPANY, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                          88-0227654
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation)

                    2582 Taft Court, Lakewood Colorado 80215
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (303) 232-0292
                              ---------------------

Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

                None                                 None

Securities registered under Section 12(g) of the Exchange Act:

         TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

   Common Stock, $0.001 par value                       None


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [ ]      No   [X]

State issuer's revenues for its most recent fiscal year. Nil
                                                         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of April 26, 2007, 42,730,825 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on April 4, 2007, of $0.07 had a value of $2,991,158.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                  Yes      [ ]      No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There were 70,516,819 shares of Common Stock of the Registrant outstanding as of April 26, 2007. There are 662 registered shareholders as of April 26, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Transitional Small Business Disclosure Format (Check One)
Yes _____ No __X__

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

The Company in the meantime, continued with exploration and feasibility work on its La Balsa copper project in Michoacan, Mexico. This exploration continued to 2005 when the Company entered into an agreement to sell its 65% interest in its Mexican subsidiary, Minera Montoro S.A. de C.V., (Montoro) the entity that controls the La Balsa project, to Nexvu Capital Corp. ("Nexvu") for the sum of $2,235,000. Nexvu is a private Canadian corporation based in Vancouver and is run by mining industry executives. A deposit of $50,000 was received from Nexvu during the year ended January 31, 2006, with the balance payable - $695,000 on April 30, 2006, $745,000 on October 1, 2006, and $745,000 on April 30, 2007. On
April 30, and May 31 2006 Nexvu provided FWG with $25,000 in each month, as provided for in the agreement, in order to secure two 30 day extensions for making the April 30, 2006 payment. Subsequently, Nexvu assigned the Agreement to purchase Montoro to an associated Company, Rogue River Resources Inc. (Rogue River).

On January 25, 2007, the Company, Montoro and Rogue River entered into a modified stock purchase agreement wherein the Company sells 31%, 31% and 38% of its 65% share ownership in Montoro in three separate transactions. On January 29, 2007, Rogue River completed the first transaction by paying $695,000. Rogue River also paid a $25,000 fee for a 30 day extension related to settlement of the second transaction due in the amount of $745,000. Taxes of 25% were paid to the Mexican Government as a result of the payment received. The second tranche was made on March 30, 2007 in the amount of $745,000. Required taxes of 25% have also been paid to the Mexican Government from these proceeds. There remains one tranche of $745,000 outstanding, which is due April 30, 2007. Rogue River is current in regard to its obligations to the Company at this time.

The agreement provides for two, 30 day extensions on the payment of the third tranche, by making payments of $25,000 for each 30 day extension. Fisher-Watt has received a payment of $25,000 to extend the payment date of the third tranche to May 29, 2007.

FWG will retain a 1% Net Smelter Return ("NSR") royalty in respect of the porphyry portion of the La Balsa property. Rogue River may purchase 50% of the NSR royalty at any time for $1,000,000. In addition, if the porphyry portion of the La Balsa property has not entered into commercial production by December 4, 2012, Rogue River will, at any time at FWG's sole option, purchase 50% of the NSR royalty for $1,000,000.

The Company had no revenue for the year ending January 31, 2007 but had other income of $849,577 being the balance of the first tranche due from Rogue River regarding the sale of Montoro, $695,000, $75,000 in fees related to the extension of payment dates, $75,000 in debt forgiveness, and interest income of $4,577.

Exploration expenses for the year amounted to $36,784 vs. $4,253 the previous year, and general and administrative expenses for the year were $175,822 vs. $255,432 the previous year. During the current year, the Company repaid The Astra Ventures Inc. (Astra) the sum of $288,023, being one-third of the $864,068 owing to Astra in connection with the sale of Montoro. An additional $288,023 was paid on March 30, 2007 when the second tranche was received from Rogue River.

Astra is a company controlled by a Director of FWG. Astra had contributed capital of $864,068 to FWG, chiefly for exploration work to be undertaken on the La Balsa project, and in return had earned a 21.6% interest in the project. As part of the sale to Nexvu/Rogue River, the Company reclassified these contributions to debt, and Astra relinquished its 21.6% interest in La Balsa, thereby increasing Fisher-Watt's indirect interest in the La Balsa project back to 65%.

Operations
----------

At January 31, 2007, the Company had $466,370 in cash on hand vs.$177,146 at January 31, 2006. The Company is in the process of finalizing its sale of Montoro to Rogue River. Two of the three tranches have been received and the 25% taxes payable owed to the Government of Mexico were paid in February 2007 and April 2007.

The Company currently has sufficient capital to conduct its business during the next fiscal year, but does not necessarily have sufficient capital to carry out any significant exploration program or to acquire a significant property. It will carry out an exploration program on its two existing properties, the Cruce Gold project in Pinal County in Arizona, and the Cambridge Vein project in Lyon County near Yerrington, Nevada. The Company continues to review properties in the Western United States with a view to acquire new ground on which to carry out exploration for precious and/or base metals.

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

Foreign Operations
------------------

The Company has nearly completed the sale of its interests in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

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

Exploration and Development Risks
---------------------------------

Exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanized equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of metals. The probability of an individual prospect ever having "reserves" that meet the requirements of Industry Guide 7 is extremely remote, in all probability the properties do not contain any reserves, and any funds spent on exploration will probably be lost. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss.

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

Taxation Risks
--------------

The tax risks of investing in any foreign country could be significant. Tax legislation is evolving and is subject to varying opinions, frequent changes and inconsistent enforcement at the federal, regional and local levels.


Item 2. DESCRIPTION OF PROPERTY

SUMMARY
-------

The following is a description of the Company's mineral properties. The Company holds interests in mineral properties located in Nevada and Arizona.

CRUCE GOLD PROJECT
------------------

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce Gold exploration project. This property is located in north-west Pinal County, Arizona and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% Net Smelter Return royalty and will receive an advance royalty of $20,000 on the first anniversary of the agreement and $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

The original property is situated on a 60 acre State lease. The Company has now staked additional claims on surrounding BLM ground covering an area of approximately 760 acres.

Gold mineralization on the property is hosted within faulted blocks in well-altered sections of the pre-Cambrian age Oracle granite. Adits, shallow shafts and pits of unknown historic age are in evidence on the property. Early work by Spanish prospectors in the 1600's was centered around the Hot Boy inclined shaft. This shaft was deepened to a depth of 165 feet by a Mr. Cruce who made several shipments of ore before abandoning the property.

In the early 1960's the Inspiration Copper Company carried out a 20 hole diamond drilling program in search of copper. Hydrothermally altered rocks containing copper mineralization were encountered but, due to a complicated land situation, Inspiration did not continue its exploration.

In the early 1980's, core drilling north-east of the Hot Boy shaft by a private partnership reportedly intercepted 106 feet of gold mineralization grading 0.044 ounces of gold per ton (oz. Au/t). This included an intercept of 0.153 oz. Au/t from surface to a depth of 24 feet. Strong gold mineralization in this area was further substantiated in 1987 by a reverse circulation drill hole that intersected 0.054 oz. Au/t from a depth of 30 feet to 60 feet. This included a 5 foot interval of 0.198 oz. Au/t.

A work program in 1986 and 87 included surface rock chip and soil sampling on a 200 x 100 foot grid over a 7,000 foot strike length. Approximately 330 rock samples defined several north-south elongate geochemical anomalies exceeding 1 part per million (ppm) gold. Of particular interest, south-east of the Hot Boy shaft, was a 2.6 ppm rock chip zone measuring about 500 feet across in an east-west direction and 1,200 feet north-south.
The work program included an 11 hole reverse circulation drill campaign totaling 705 feet. Highlights of this drilling included 30 feet of 0.054 oz.Au/t, 15 feet of 0.015 oz.Au/t and 30 feet of 0.023 oz.Au/t.

Between 1988 and 1990, Freeport McMoRan Gold Company carried out geological mapping, a four line Induced Polarization and Resistivity geophysical survey and a wide-spaced 14 hole reverse circulation drilling program totaling 5,805 feet. Hole CR-4 from surface to a depth of 60 feet returned an average grade of 0.032 oz. Au/t.

Gold mineralization on the Cruce Gold property is in a favorable structural setting that could be amenable to open-pit mining. Fischer-Watt is presently planning an active field season that will include closer spaced geochemical sampling along with a closer spaced limited drilling program. The project currently has no reserves and there is no assurance that the project will advance from its present exploration stage.

CAMBRIDGE MINE PROJECT
----------------------

On August 1, 2006, the Company entered into an option agreement with Grandcru Resources Corporation ("Grandcru") of Vancouver B.C. to acquire Grandcru's rights to 19 claims in the Cambridge Mining District located 23 miles south of Yerrington, Nevada, in Lyon County. Under the terms of the agreement Fischer-Watt can acquire a 100% interest in the property by completing the following:

Cash payments to an underlying claim holder of:
$10,000 on August 25, 2006
$15,000 on August 25, 2007
$20,000 on August 25, 2008
$25,000 on August 25, 2009

and cash payments to Grandcru of:

$10,000 on August 30, 2007
$15,000 on August 30, 2008
$20,000 on August 30, 2009
$25,000 on August 30, 2010
and by satisfying annual work commitments on the property of:

$50,000 in the first year of the agreement
$75,000 in the second year of the agreement
$125,000 in the third year of the agreement
$150,000 in the fourth year of the agreement

Upon completion of the above, Fischer-Watt will have earned a 100% interest in the property subject to a 2% Net Smelter Return royalty to the underlying claim holder and a 2% Net Smelter Return royalty to Grandcru. These two royalties may be purchased by Fischer-Watt for $2,000,000 and $1,500,000 respectively.

The property is comprised of 18 lode claims and 1 placer claim located entirely on BLM ground in the historic Cambridge Mining District. It covers an area of approximately 360 acres, at a moderate elevation of approximately 5,400 feet above Sea Level, which can be accessed year round via county maintained roads. The District is in the Walker Lane geological trend of western Nevada. The Cambridge Vein is a structurally complex, shear hosted, north-south trending, quartz vein system. The veining is hosted in a weakly altered to unaltered coarse grained quartz monzonite granitoid of Cretaceous age. The veining is believed to be of a mesothermal nature and contains high-grade gold. The vein is known to extend along a strike of 1,200 meters and dips at approximately 60 degrees west. There are flexures along the strike and dip of the vein along with intersecting structures and splays. This geological complexity increases the potential of high-grade shoots occurring along the vein as well as multiple vein systems.

The mineralization in the area was discovered in the 1860's and mining commenced shortly thereafter. Two shafts were sunk to a depth of 150 feet and were subsequently deepened to 250 feet. The property then became idle until 1940 when the Cambridge Mining Company deepened the North shaft to 400 feet. The vein was reported to be 5 to 7 feet wide at that depth. The mine was shut down in 1942 by the war order and no mining has been carried out since.

No drilling has ever been carried out on the property. In a recent surface sampling campaign, by others, it was found that one third of the 32 samples taken along the outcropping vein had grades greater than 10 ppm gold, with several being over 30 ppm.

The Company is currently planning its exploration program which is to be carried out during the summer months of 2007. The work will include an initial drilling campaign designed to help trace the vein's geometry as well as help determine where high-grade gold shoots may occur. This will enable Fischer-Watt's geologists to begin defining the extent of the gold mineralization. The project has no reserves at present and there is no assurance that the project will advance from its present exploration stage.


MEXICAN PROPERTIES
-------------------

Minera Montoro Properties
--------------------------

Since 1996, the Company has held a 65% interest in Montoro, a corporation duly incorporated in and authorized to conduct business in Mexico. This corporation holds the interest in the La Balsa property. During the fiscal year ended January 31, 2006 the Company entered into a binding letter of agreement to sell it's 65% interest in Montoro to Nexvu for a total consideration of $2,235,000. Nexvu subsequently assigned its interest to Rogue River. As of January 31, 2007, the Company has received the sum of $745,000, being the first tranche, plus late payment fees of $75,000. Subsequent to year end, on March 30, 2007, the Company received the second tranche of $745,000. Rogue River is current in its obligations to the Company, with the final payment of $745,000 due April 30, 2007. Once this payment is received, the Company will no longer hold any interest in Mexico other than a royalty interest.

Item 3. LEGAL PROCEEDINGS

NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information
-------------------

The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

                                                       HIGH BID  LOW BID

     Year Ended January 31, 2007:
      Quarter ended April 30, 2006                     $ 0.12    $ 0.04
      Quarter ended July 31, 2006                        0.12      0.05
      Quarter ended October 31, 2006                     0.11      0.05
      Quarter ended January 31, 2007                     0.07      0.05


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

At the close of the fiscal year there were 662 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 28% of the outstanding stock, through various trusts.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

In 2005, significant changes occurred in the management of the Company when Mr. Peter Bojtos was appointed Chairman, President, CEO, and acting Chief Financial Officer. This appointment was unanimously approved by the Board.

Mr. Bojtos has been a director since 1996 and is an experienced mining executive with proven management skills, and possesses an international background in all facets of the mining industry, from acquisitions to exploration, production and financing. Mr. Bojtos is a director of several public companies in the mining industry and has been involved for more than 35 years in many senior management and executive positions within the industry.

For the fiscal year ended January 31, 2007, the Company reported net income of $308,471 compared to a net loss of $225,025 the previous year. Because of losses carried forward, no taxes are eligible on earnings for the current year.

The Company had no revenue from production during the year ended January 31, 2007 as the Company had no properties in production. The Company did have revenue in the year ended January 31, 2006, of $44,240 being the net proceeds from the sale of gemstones.

During the year ended January 31, 2007, the Company received the first tranche regarding the sale of Montoro. This was the first of three tranches for a total of $2,235,000.

During the year ended January 31, 2007, the Company incurred exploration costs of $36,784 vs. $4,253 for the year ending January 31, 2006. The Company anticipates increased expenditure in the coming year as it has acquired two new projects, the Cruce Gold project in Arizona and the Cambridge Vein project near Yerrington, Nevada.

General and administrative expenses for the fiscal year ending January 31, 2007 amounted to $175,822 vs. $255,432 the previous year. General administrative costs are closely monitored and the Company employs fewer personnel than in the past.

The Company incurred stock compensation costs during the year of $144,500, primarily as a result of the granting of 2,650,000 stock options to various parties during the year. Using Black-Scholes calculation of $0.04 per share, the result was a charge to the Consolidated Statement of Operations of $106,000 regarding the granting of the options.

The Company also incurred interest expense of $10,250 to related parties regarding outstanding loans of $205,000 made to the Company. These are the only loans subject to interest.

During the year, a shareholder forgave $75,000 of accrued liabilities.

Liquidity and Financial Condition

The Company had cash on hand at January 31, 2007 of $466,370 as a result of receipt of proceeds from the sale of Montoro in Mexico to Rogue River. The Company made debt payment to a Company controlled by a related party of $288,023. The Company provides for payment of 25% of the proceeds from Rogue River, as taxes payable to the Mexican Government. These taxes were paid in February 2007.

Subsequent to the year end, the Company received a further $745,000 from Rogue River. The Company made a second debt payment to a Company controlled by a related party of $288,023 and paid 25% tax to the Mexican Government in April 2007.

Current liabilities amount to $2,016,279, and current assets amount to $466,370, resulting in a working capital deficit of $1,549,909 at January 31, 2007. Current liabilities consist of accounts payable and accrued expenses of $98,586, notes payable and shareholder accruals of $1,743,943, and income taxes payable of $173,750.

While the working capital deficit of $1,549,909 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $98,586 less $83,886 due to related parties, and that its working capital position will allow it to fund this debt. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced losses of $225,025 in the year ended January 31, 2006 and net income resulting from the Montoro sale, of $308,471 for the year ended January 31, 2007. In spite of the profit in the current year, the Company's negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

The Company did not complete any private placement financing during the fiscal year ended January 31, 2007.The Company will continue to explore options for financing as it addresses its exploration program for 2007 and examines other resource property opportunities.

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

FORWARD LOOKING STATEMENTS

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

There have been no changes in the Company's internal controls or in other factors that occurred during the last fiscal quarter that have materially affected, or likely to materially affect, the internal controls over financial reporting during the period ended January 31, 2007.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

                                  Positions Held Position
Name                  Age         With the Company           Held Since
----                  ---         ----------------           ----------

Peter Bojtos           58         Director, Chairman,        April 24, 1996
                                  President, & CEO

James M. Seed          66         Director                   June 1, 1996


George Beattie         79         Director                   August 27, 1993


Gerald D. Helgeson     73         Director                   March 14, 1994
                                  Secretary

William Rapaglia       60         Director                   October 10, 2003



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


PETER BOJTOS

Peter Bojtos, P. Eng. was born on March 26, 1949 and received a Bachelor of Science Honors degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 35 years in exploration, production and corporate management. He is currently a Director of several other natural resource companies.

Following a 12 year career at Kerr Addison Mines, Limited, where he was latterly Vice-President - Corporate Development, Mr. Bojtos in 1992 became President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

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

WILLIAM J. RAPAGLIA

William J. Rapaglia has over twenty years experience in real estate acquisitions, constructions and development. He is a licensed real estate broker in the state of California.

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


                           SUMMARY COMPENSATION TABLE
                               Annual Compensation
Name and
Principal                  Fiscal
Position                   Year               Fees
---------                  ----             --------

Peter Bojtos,              2007              $50,000
President, CEO             2006              $50,000
                           2005              $50,000


In addition to the foregoing, during the year ended January 31, 2007, Mr. Bojtos received 250,000 restricted common shares for services at a value of $0.07 per share for total consideration of $17,500.

The Company's chief executive officer is also a director. Directors receive no cash compensation for their services. All directors and officers participate in the Company's stock option plan. During the year ended January 31, 2007, each of the directors was granted 500,000 options to purchase common stock which were valued at $20,000 per grant using the Black-Scholes option pricing model.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of January 31, 2007.

Name and Address of                         Amount and nature of
beneficial owner                            beneficial ownership
-------------------                         --------------------

Cede & Co.                                  40,114,910 shares
PO Box 222                                  56.9% owned indirectly.  Note 1
New York, NY 10274

Peter Bojtos                                3,725,267 shares
Officer and Director                        5.3% owned directly and
2582 Taft Court                             indirectly.  Note 2
Lakewood, CO 80215

James M. Seed                               19,316,600 shares
Director                                    27.4% owned directly and indirectly.
70 South Main Street                        Note 2, 3
Providence, RI 02903

George Beattie                              3,838,727 shares
Director                                    5.4% owned directly and indirectly.
19507 East Shannon Ave                      Note 2
Spokane Valley, WA 99016

Gerald D. Helgeson                          400,000 shares
Officer and Director                        0.6% owned indirectly.
3770 Poppy Lane                             Note 2, 4
Fallbrook, CA 92028

William Rapaglia                            505,400 shares
Director                                    0.7% owned directly.  Note 2
1821 Hillandale Road
Durham, NC 27705

Directors and                               27,785,994 shares
Officers as a Group                         39.4% owned directly and indirectly.
(Five persons)


Note 1 - Cede & Company is a brokerage clearing company.

Note 2 - Options to purchase shares are shown below.

Note 3 - James M. Seed owns shares, options and warrants directly and through various related companies and trusts.

Note 4- Mr. Helgeson has assigned all of his shares and options to his wife, Madelynne Helgeson.

Options to purchase Restricted Common Stock granted to Directors and Officers.

                          Amount       Price        Granted          Expires
                          ------       -----        -------          -------

George Beattie            500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09
                          500,000      0.10         07/27/06         07/27/11

James Seed                500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09
                          500,000      0.10         07/27/06         07/27/11

Peter Bojtos              100,000      0.115        07/06/04         07/31/09
                          500,000      0.10         07/27/06         07/27/11

Jerry Helgeson            500,000      0.05         06/02/02         06/30/07
                          100,000      0.115        07/06/04         07/31/09
                          500,000      0.10         07/27/06         07/27/11

William Rapaglia          500,000      0.05         11/13/03         06/30/07
                          100,000      0.115        07/06/04         07/31/09
                          500,000      0.10         07/27/06         07/27/11


Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year, negotiations were completed for the sale of Montoro in Mexico to Nexvu for the sum of $2,235,000. In order to carry out the transaction, the Company reacquired the interest held by Astra, a company controlled by a Director, that in turn had advanced funds in the amount of $864,068 for an interest of 21.6% in La Balsa. The Company has assumed the liability of $864,068 due to Astra and has additionally agreed to compensate Astra with share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.

Due to severe cash shortages in recent years, executives of the corporation had been deferring the payment of their fees and expenses and had loaned money to the Company. Mr. George Beattie, former President and Chief Executive Officer, is owed $446,667 for fees; Mr. Peter Bojtos, now Chairman, President and CEO, is owed $243,249 for fees and loans and $64,056 for expenses, and the James Seed Trust is owed $175,000 for loans.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit   Item 601
No.       Category      Exhibit
---       --------      -------

1            3      By-laws of the Corporation.  Amended and restated.  Filed as
                    Exhibit 3.3 to Form 10-QSB filed December 16,1996 and incorporated herein by reference.

2           10      Fischer-Watt Gold Company, Inc., non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

    (b) Reports on Form 8-K

Entry Into a Material Definitive Agreement

On January 25, 2007, Fischer-Watt Gold Company, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") among the Company, Rogue River Resources Corp. ("Rogue River") and Minera Montoro, S.A. De C.V., the Company's Mexican subsidiary ("Minera Montoro"). The Company has completed the first tranche of the sale of its 65% ownership interest in Minera Montoro to Rogue River. At the closing of this first tranche, the Company received $695,000 for 31% of its share ownership in Minera Montoro.


Exhibit Number 21 - Subsidiaries of Company

Name of Subsidiary                  Ownership                  Incorporated In
------------------                  ---------                  ---------------

Minera Montoro, S. A. de C. V.      65%                        Mexico


Item 14. Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co. LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in fiscal years January 31, 2007 and 2006.

Audit Fees
-----------

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for the past two years were $23,382 and $21,800 respectively, net of expenses.

Audit-Related Fees
-------------------

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
---------

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees
---------------

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



     Signature and Title                                               Date
     -------------------                                               ----

 /s/Peter Bojtos                                                  April 26, 2007
 -------------------------------------------
 Director, Chairman, President and CEO, and
 Acting Chief Financial Officer (Principal
 Executive Officer and Principal Financial
 Officer)

/s/ Gerald D. Helgeson                                            April 26, 2007
--------------------------------------------
  Director, Secretary

 /s/ James M. Seed                                                April 26, 2007
--------------------------------------------
  Director

 /s/ George Beattie                                               April 26, 2007
--------------------------------------------
  Director

/s/ William Rapaglia                                              April 26, 2007
--------------------------------------------
  Director

                        Fischer-Watt Gold Company, Inc.

                          Index of Financial Statements




Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:
      Consolidated Balance Sheets                                            F-3
      Consolidated Statements of Operations                                  F-4
      Consolidated Statement of Stockholders' (Deficit)                      F-5
      Consolidated Statements of Cash Flows                                  F-6
      Notes to Consolidated Financial Statements                             F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended and the exploration stage period of February 1, 2001 to January 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, and the period of February 1, 2001 to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
April 17, 2007


                                       Fischer-Watt Gold Company, Inc.
                                       (An Exploration Stage Company)
                                         Consolidated Balance Sheets
                                          January 31, 2007 and 2006


                                                                                           2007                 2006
                                                                                     ------------------   ------------------
                                        ASSETS

Current Assets:
     Cash                                                                            $         466,370    $         177,146
                                                                                     ------------------   ------------------

     Total current assets                                                            $         466,370    $         177,146
                                                                                     ==================   ==================


                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses                                           $          98,586    $          73,060
     Income taxes payable                                                                      173,750                    -
     Note payable - shareholders                                                               781,045              781,045
     Accounts payable and accrued expenses - shareholders                                      962,898            1,093,898
                                                                                     ------------------   ------------------

     Total current liabilities                                                               2,016,279            1,948,003
                                                                                     ------------------   ------------------

Note payable - shareholders                                                                          -              288,023
                                                                                     ------------------   ------------------

Stockholders' (Deficit):
     Preferred stock, non-voting, convertible, $2 par
     value, 250,000 shares authorized, none outstanding                                              -                    -
     Common stock, $.001 par value, 200,000,000
     shares authorized, 70,516,819 and 69,166,819 shares
     issued and outstanding, respectively                                                       70,516               69,166
     Additional paid-in capital                                                             15,894,191           15,695,041
     Common stock subscriptions                                                                 12,750               12,750
     Accumulated (deficit) prior to exploration stage                                      (15,353,115)         (15,353,115)
     Accumulated (deficit) during the exploration stage                                     (2,174,251)          (2,482,722)
                                                                                     ------------------   ------------------

                                                                                            (1,549,909)          (2,058,880)
                                                                                     ------------------   ------------------

                                                                                     $         466,370    $         177,146
                                                                                     ==================   ==================


                      See the accompanying notes to the consolidated financial statements


                               Fischer-Watt Gold Company, Inc.
                               (An Exploration Stage Company)
                           Consolidated Statements of Operations
                         Years Ended January 31, 2007 and 2006, and
               February 1, 2001 (Inception of Exploration Stage) to January 31, 2007


                                                                                                         February 1, 2001
                                                                                                         (Inception of
                                                                                                        Exploration Stage)
                                                                      2007                2006          to January 31, 2007
                                                                 ----------------   -----------------   -------------------
Revenue                                                          $             -    $         44,240   $           44,240
                                                                 ----------------   -----------------  -------------------

Costs and expenses:
    Cost of sales                                                              -              50,000               50,000
    Exploration                                                           36,784               4,253              663,996
    Writedown of inventory to market value                                     -                   -              125,000
    Stock compensation                                                    38,500                   -              110,100
    Stock option expense                                                 106,000                   -              106,000
    General and administrative                                           175,822             255,432            1,910,705
                                                                 ----------------   -----------------  -------------------

                                                                         357,106             309,685            2,965,801
                                                                 ----------------   -----------------  -------------------

    (Loss) from operations                                              (357,106)           (265,445)          (2,921,561)
                                                                 ----------------   -----------------  -------------------

Other income (expense)
    Interest expense                                                     (10,250)             (9,580)             (49,636)
    Relief of payables and other indebtedness                             75,000                   -              141,935
    Other income                                                         770,000              50,000              824,184
    Interest income                                                        4,577                   -                4,577
                                                                 ----------------   -----------------  -------------------

                                                                         839,327              40,420              921,060
                                                                 ----------------   -----------------  -------------------

    Income (loss) before income taxes                                    482,221            (225,025)          (2,000,501)

Income taxes                                                            (173,750)                  -             (173,750)
                                                                 ----------------   -----------------  -------------------

Net income (loss)                                                $       308,471    $       (225,025)  $       (2,174,251)
                                                                 ================   =================  ===================

Per share information - basic and fully diluted

Net income (loss) per share
    Basic                                                        $          0.00    $          (0.00)  $            (0.04)
    Fully-diluted                                                $          0.00    $          (0.00)  $            (0.04)

Weighted average shares outstanding
    Basic                                                             69,910,792           57,186,838            52,614,897
    Fully-diluted                                                     87,260,792           57,186,838            52,614,897


                      See the accompanying notes to the consolidated financial statements




                                                    Fischer-Watt Gold Company, Inc.
                                                    (An Exploration Stage Company)
                                           Consolidated Statement of Stockholders' (Deficit)
                                                 Years Ended January 31, 2002 to 2007



                                      Common Stock                                                        During
                                      ------------         Additional     Capital Stock      Before     Exploration
                                   Shares      Amount   Paid in Capital    Subscribed     Exploration      Stage          Total
                                   ------      ------   ---------------   -------------   -----------   ------------  -------------
Balance, January 31, 2001        44,398,384   $ 44,398   $ 14,476,921     $ 41,250       $ (15,353,115) $         -   $   (790,546)

Contribution to capital                   -          -        263,263            -                   -            -        263,263
Issuance of subscribed shares       825,000        825         40,425      (41,250)                  -            -              -
Issuance of stock for services    1,000,000      1,000         24,000            -                   -            -         25,000
Net (loss)                                -          -              -            -                   -     (634,552)      (634,552)
                                 ----------    -------   ------------      --------       -------------  -----------   ------------

Balance, January 31, 2002        46,223,384     46,223     14,804,609            -         (15,353,115)    (634,552)    (1,136,835)

Contribution to capital                   -          -        271,305            -                   -            -        271,305
Issuance of stock options
  for services                            -          -         75,500            -                   -            -         75,500
Issuance of stock for
  services at $0.10 per share       250,000        250         24,750            -                   -            -         25,000
Stock subscriptions for cash
  at $0.03 per share                      -          -              -       30,000                   -            -         30,000
Stock subscriptions for services
  at $0.04 per share                      -          -              -       12,750                   -            -         12,750
Net (loss)                                -          -              -            -                   -     (586,422)      (586,422)
                                 ----------    -------   ------------      --------       -------------  -----------   ------------

Balance, January 31, 2003        46,473,384     46,473     15,176,164       42,750         (15,353,115)  (1,220,974)    (1,308,702)

Contribution to capital                   -          -        129,500                                -            -        129,500
Issuance of subscribed shares     1,000,000      1,000         29,000      (30,000)                  -            -              -
Discount on stock issued
  to affiliates                           -          -         57,000            -                   -            -         57,000
Stock subscriptions for cash
 at $0.02 to $0.14 per share              -          -              -      166,282                   -            -        166,282
Issuance of stock for cash at
  $0.04 per share                 3,169,000      3,169        114,035            -                   -            -        117,204
Net (loss)                                -          -              -            -                   -     (561,865)      (561,865)
                                 ----------    -------   ------------      --------       -------------  -----------   ------------

Balance, January 31, 2004        50,642,384     50,642     15,505,699      179,032         (15,353,115)  (1,782,839)    (1,400,581)

Reclassification of subcription           -          -        (12,560)      12,560                   -            -              -
Issuance of subscribed shares     1,906,727      1,407        156,435     (157,842)                  -            -              -
Issuance of stock for options       500,000        500          4,500       (5,000)                  -            -              -
Contribution to capital                   -          -         25,000            -                   -            -         25,000
Issuance of stock and subscription
  for services at $0.08 per share    20,000         20          1,580       70,000                   -            -         71,600
Issuance of stock for cash at
  $0.07 per share                   400,000        900         27,411            -                   -            -         28,311
Stock subscriptions for cash at
  $0.05 to $0.10 per share                -          -              -      154,971                   -            -        154,971
Net (loss)                                -          -              -            -                   -     (474,858)      (474,858)
                                 ----------    -------   ------------      --------       -------------  -----------   ------------

Balance January 31, 2005         53,469,111     53,469     15,708,065      253,721         (15,353,115)  (2,257,697)    (1,595,557)

Reclassification of capital
  to shareholder loan                     -          -       (864,068)           -                   -            -       (864,068)
Contribution to capital                   -          -         50,500            -                   -            -         50,500
Issuance of subscribed shares     3,392,308      3,392        237,579     (240,971)                  -            -              -
Issuance of stock for services
  at $0.05 per share                505,400        505         24,765            -                   -            -         25,270
Issuance of stock for cash at
  $0.04 per share                 5,800,000      5,800        244,200            -                   -            -        250,000
Issuance of stock in settlement
  of debt at $0.05 per share      6,000,000      6,000        294,000            -                   -            -        300,000
Net (loss)                                -          -              -            -                   -     (225,025)      (225,025)
                                 ----------    -------   ------------      --------       -------------  -----------   ------------

Balance January 31, 2006         69,166,819     69,166     15,695,041       12,750         (15,353,115)  (2,482,722)    (2,058,880)




Issuance of stock in settlement
  of shareholder payable at
  $0.10 per share                   400,000        400         39,600            -                   -            -         40,000
Issuance of stock for services
  at $0.07 per share                550,000        550         37,950            -                   -            -         38,500
Issuance of stock options
  for services                            -          -        106,000            -                   -            -        106,000
Exercise of stock warrants
  at $0.04 per share                400,000        400         15,600            -                   -            -         16,000
Net income                                -          -              -            -                   -      308,471        308,471
                                 ----------   --------  -------------     --------       -------------  -----------   ------------

Balance January 31, 2007         70,516,819   $ 70,516   $ 15,894,191     $ 12,750       $ (15,353,115) $(2,174,251)  $ (1,549,909)
                                 ==========   ========  =============     ========       =============  ===========   ============

                                See the accompanying notes to the consolidated financial statements



                                Fischer-Watt Gold Company, Inc.
                                (An Exploration Stage Company)
                             Consolidated Statements of Cash Flows
                          Years Ended January 31, 2007 and 2006, and
               February 1, 2001 (Inception of Exploration Stage) to January 31, 2007

                                                                                                         February 1, 2001
                                                                                                          (Inception of
                                                                                                         Exploration Stage)
                                                                              2007           2006        to January 31, 2007
                                                                          -------------   ------------   -------------------

Cash flows from operating activities:
    Net (loss)                                                            $    308,471    $  (225,025)   $  (2,174,251)
                                                                          -------------   ------------   --------------

    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
      Writedown of inventory to market value                                         -              -          125,000
      Gain on relief of payables and other indebtedness                        (75,000)             -         (141,935)
      Depreciation                                                                   -              -            7,062
      Issuance of common stock for services and other non-cash items            38,500         35,464          182,564
      Stock subscriptions related to services provided                               -              -           82,750
      Stock options issued for services                                              -              -           75,500
      Stock option expense                                                     106,000              -          106,000
    Changes in assets and liabilities:
      Inventory                                                                      -         50,000           50,000
      Other current assets                                                           -          4,337                -
      Accounts payable                                                          25,526         36,362          156,195
      Income taxes payable                                                     173,750              -          173,750
      Accounts payable and accrued expenses - shareholders                           -         (4,913)         746,317
                                                                          -------------   ------------   --------------

      Total adjustments                                                        268,776        121,250        1,563,203
                                                                          -------------   ------------   --------------

      Net cash provided by (used in) operating activities                      577,247       (103,775)        (611,048)
                                                                          -------------   ------------   --------------

Cash flows from investing activities
      Net cash provided by (used in) investing activities                            -              -                -
                                                                          -------------   ------------   --------------

Cash flows from financing activities:
      Proceeds from issuance of common shares and stock
        subscriptions                                                                -        250,000          580,486
      Proceeds from exercise of options                                              -              -           35,000
      Proceeds from notes payable - shareholders                                     -         30,000           40,500
      Repayment of note payable - shareholder                                 (288,023)             -         (288,023)
      Capital contribution by shareholder                                            -              -          689,068
                                                                          -------------   ------------   --------------

      Net cash provided by (used in) financing activities                     (288,023)       280,000        1,057,031
                                                                          -------------   ------------   --------------

Increase in cash and cash equivalents                                          289,224        176,225          445,983

Cash and cash equivalents, beginning of period                                 177,146            921           20,387
                                                                          -------------   ------------   --------------

Cash and cash equivalents, end of period                                  $    466,370    $   177,146    $     466,370
                                                                          =============   ============   ==============



Supplemental cash flow information:
      Cash paid for interest                                              $          -    $          -   $           -
      Cash paid for income taxes                                          $          -    $          -   $           -

Non cash investing and financing activities:
      Reclassification of capital contributions to note payable           $          -    $    864,068   $     864,068
      Conversion of notes payable and accrued interest to common stock    $          -    $    150,000   $     150,000
      Conversion of amounts due to shareholders to common stock           $     40,000    $    150,000   $     190,000
      Conversion of amounts due to shareholders upon exercise of
        stock warrants                                                    $     16,000    $          -   $      16,000
      Common shares issued for stock subscriptions                        $          -    $    240,971   $     433,813
      Conversion of amounts due to affiliate to stock subscription        $          -    $          -   $     131,282
      Purchase of inventory via direct payment by shareholder             $          -    $          -   $     175,000


                   See the accompanying notes to the consolidated financial statements


                         FISCHER-WATT GOLD COMPANY, INC.
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2007 AND 2006

Note 1. Accounting Policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company") was incorporated in the State of Nevada in 1986. The Company and its subsidiaries are engaged in the business of mining and mineral exploration. Operating activities of the Company include locating, acquiring, exploring, developing, improving, selling, leasing and operating mineral interests, principally those involving metals.

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

Effective February 1, 2006, the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," requiring the Company to provide compensation costs for the Company's stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to February 1, 2006, the Company applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company's stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

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

Concentration of Credit Risk

The Company maintains cash in accounts which may, at times, exceed federally insured limits. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company has no inventory on hand at January 31, 2007. During the year ended January 31, 2006, inventory was disposed of for total consideration of $44,240.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently determining the effect of this statement on our financial reporting

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending January 31, 2008. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending January 31, 2010. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.


The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.


Note 2. Financial Condition, Liquidity, and Going Concern

The Company had net income of $308,471 for the year ended January 31, 2007 compared to a net loss of $225,025 for the year ended January 31, 2006. The Company had stockholders' and working capital deficits of $1,549,909 at January 31, 2007. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company entered into an agreement to sell its holdings in a property located in Mexico for a total consideration of $2,235,000. At January 31, 2007, the Company had received $745,000 and subsequent to the year-end, has received an additional $745,000. The final payment of $745,000 is due April 30, 2007. This results from the sale of its 65% interest in its Mexican subsidiary, Minera Montoro S.A. de C.V. (Montoro) to Nexvu Capital Corp. (Nexvu) subsequently assigned its interest to Rogue River Resources Inc. (Rogue River).

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


Note 3. Notes Payable - Shareholders

In 2004, a shareholder advanced $175,000 to the Company by the direct payment for the Company's gemstone inventory. In 2005, another shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties. Both these loans bear interest at 5% per annum and are due on demand.

On December 5, 2005, the Company agreed to repay prior capital contributions made by The Astra Ventures, a company controlled by a related party, in the amount of $864,068 in exchange for Astra's 21.6% joint venture interest in the La Balsa property. Upon receipt of the first tranche regarding the sale to Rogue River, a payment of $288,023 has been made to Astra Ventures. Subsequent to the year-end, an additional tranche was received by the Company and a second payment of $288,023 was made to Astra Ventures. The debt is non-interest bearing.


Note 4. Stockholders' (Deficit)

During the year ended January 31, 2002, The Astra Ventures contributed $263,263 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 825,000 shares of common stock which had been subscribed for in a prior year. The Company issued 1,000,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.

During the year ended January 31, 2003, The Astra Ventures contributed $271,305 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 250,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000. During the year ended January 31, 2003, the Company received cash aggregating $30,000 related to a stock subscription for 1,000,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003.

During the year ended January 31, 2004, The Astra Ventures contributed $129,500 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued an aggregate of 3,169,000 shares of common stock for cash of $117,204. In addition, the Company accepted stock subscriptions for 1,300,000 shares of common stock for cash of $35,000 and 937,727 shares of common stock for the forgiveness of salary due to an officer of $131,282. One of the cash subscriptions for 1,050,000 shares is with an affiliate and the discount on the shares from fair market value of $31,500 was charged to operations during the year ended January 31, 2004.

During the year ended January 31, 2005, The Astra Ventures contributed $25,000 to the capital of the Company to be used primarily for the identification and assessment of new mining properties. The Company issued 1,906,727 shares of common stock for stock subscriptions of $157,842. The Company issued 400,000 shares of common stock for cash aggregating $28,311. In addition, certain affiliates exercised options to purchase 500,000 shares of common stock for $5,000. The Company also issued 20,000 shares of common stock for services and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services. In addition the Company received $154,971 for stock subscriptions.

During the year ended January 31, 2006, the Company issued 3,392,308 shares of common stock for stock subscriptions of $239,971. The Company issued 5,800,000 shares of common stock for cash aggregating $250,000. In addition, loans outstanding in the amount of $250,000 were converted to 6,000,000 shares of common stock. The Company issued 505,400 shares of common stock for services valued at fair market value of $25,270. In addition, $864,068 of capital contributions made by The Astra Ventures in prior years were reclassified as notes payable.

During the year ended January 31, 2007, the Company issued 400,000 shares of common stock at $0.10 per share in settlement of amounts to due a shareholder. The Company issued 550,000 shares of common stock for services valued at fair market value of $38,500. In addition, a shareholder exercised warrants to purchase 400,000 shares of common stock at $0.04 per share, reducing amounts owed to him by the Company in the amount of $16,000.


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

During the year ended January 31, 2006, the Company granted the following options to The Astra Ventures: 4,000,000 shares at a price of $0.30 per share expiring December 5, 2010; 4,000,000 shares at a price of $0.40 per share expiring December 5, 2012; and 2,000,000 shares at a price of $0.60 per share expiring December 5, 2015.

During the year ended January 31, 2007, the Company granted 2,500,000 options to directors at a price of $0.10 per share, expiring July 27, 2011. The Company also granted 150,000 options to non-affiliates at a price of $0.10 per share, expiring July 27, 2011.

Effective February 1, 2006, the Company implemented the rules of SFAS 123(R), "Accounting for Stock-Based Compensation," which requires the Company to expense as compensation the value of options granted under the Company's stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

During the year ended January 31, 2007, stock options were granted to purchase 2,650,000 shares of common stock at an exercise price of $0.10 per share and a term of five years. Stock option compensation expense of $106,000 was recorded based upon a fair value calculation using the following assumptions: expected life of 2 years, stock price of $0.07 per share at date of grant, dividend yield of 0%, expected volatility of 1.227 and risk-free interest rate of 3.8%.

Prior to February 1, 2007, the Company applied APB Opinion 25, "Accounting for Stock Issued to Employees", and disclosed pro-forma information regarding net income and earnings per share as if stock based compensation cost had been determined using a fair value based method. Under the provisions of SFAS 123, the Company's net loss for the year ended January 31, 2006 would have been $585,025 and the loss per share would have been $0.01 per share.

The following table summarizes the stock option activity:

                                                                Weighted-average
                                          Stock Options         Price per Share
                                         -------------          ----------------

Outstanding at January 31, 2005            5,550,000                 $0.06
Granted                                   10,000,000                 $0.40
Exercised                                       -
Expired                                    (850,000)
                                         ----------

Outstanding at January 31, 2006          14,700,000                  $0.29
Granted                                   2,650,000                  $0.10
Exercised                                      -
Expired                                  (1,050,000)                 $0.04
                                         ----------                  -----
Outstanding January 31, 2007             16,300,000                  $0.28


The following table summarizes information about fixed-price stock options at January 31, 2007:

                                 Options Outstanding        Options Exercisable
                              -------------------------   ----------------------
                               Weighted-    Weighted-      Weighted-
                                Average      Average        Average
  Range of        Number      Contractual    Exercise       Number      Exercise
   Prices      Outstanding       Life         Price       Exercisable    Price
  --------     -----------    -----------    ---------    -----------   --------

$0.05-$0.12    6,300,000      2.3 years       $0.08        6,300,000     $0.08
$0.30-$0.60   10,000,000      5.7 years       $0.40       10,000,000     $0.40


The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,                                 2007                2006
------------                                ----                -----

Domestic                                 $(461,528)          $(225,025)
Foreign                                    770,000                  --
Net income (loss) before taxes           $ 308,472           $(225,025)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:


January 31,                                 2007                2006
------------                                ----                -----

Federal statutory rate                    (34.0)%              (34.0)%
Increase in net deferred tax asset
valuation allowance                        34.0                 34.0
                                          ------               ------
                                            0.0%                 0.0%

The Company has federal tax loss carry forwards of approximately $8.1 million at January 31, 2007, which expire through 2025. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carry forwards.

The deferred tax asset of approximately $2.5 million resulting from the net operating loss carry forwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.


Note 7. Transactions With Related Parties

During the year the Company completed negotiations for the sale of all of its interest in the Montoro property to Rogue River Resources Inc. (an unrelated third party) for a total consideration of $2,235,000. The first payment of $695,000 (a deposit of $50,000 was received previously) was received January 30, 2007. Subsequent to the year end, the second payment of $745,000 was also received. The balance payable, $745,000 is due April 30, 2007.

In order to complete the sale to Rogue River Resources Inc, the Company repurchased the 21.6% interest held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay The Astra Ventures Inc. $864,068, to be repaid in conjunction with the receipt of proceeds from Rogue River Resources Inc. One-third of each payment received will be applied to the retirement of the debt to The Astra Ventures Inc. As consideration to The Astra Ventures Inc for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share. At January 31, 2007, the first of three installments had been repaid to The Astra Ventures Inc. Subsequent to year end, the second installment was made. This debt to The Astra Ventures Inc is included in note payable - shareholder.

During the year ended January 31, 2006, a shareholder forgave a note payable of $10,500 that was owed to him by the Company, and another shareholder forgave accrued liabilities of $40,000. In addition, a shareholder exchanged a note payable and accrued interest of $150,000 for 3,000,000 shares of common stock, and two shareholders exchanged accrued liabilities of $150,000 for 3,000,000 shares on common stock. In the year ended January 31, 2007, a shareholder forgave debt of $75,000.

Note 8. Mineral Properties

Cruce Gold Project
------------------

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce Gold exploration project. This property is located in north-west Pinal County, Arizona and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. These shares were valued at fair market value of $7,000 and recorded as stock compensation. The vendors will retain a 2% net smelter return royalty and will receive an advance royalty of $20,000 on the first anniversary of the agreement and $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

Cambridge Mine Project
----------------------

On August 1, 2006, the Company entered into an option agreement with Grandcru Resources Corporation ("Grandcru") of Vancouver B.C. to acquire Grandcru's rights to 19 claims in the Cambridge Mining District located 23 miles south of Yerrington, Nevada, in Lyon County. Under the terms of the agreement Fischer-Watt can acquire a 100% interest in the property by completing the following:

Cash payments to an underlying claim holder of:

$10,000 on August 25, 2006
$15,000 on August 25, 2007
$20,000 on August 25, 2008
$25,000 on August 25, 2009

and cash payments to Grandcru of:

$10,000 on August 30, 2007
$15,000 on August 30, 2008
$20,000 on August 30, 2009
$25,000 on August 30, 2010

and by satisfying annual work commitments on the property of:

$50,000 in the first year of the agreement
$75,000 in the second year of the agreement
$125,000 in the third year of the agreement
$150,000 in the fourth year of the agreement

Upon completion of the above, Fischer-Watt will have earned a 100% interest in the property subject to a 2% Net Smelter Return royalty to the underlying claim holder and a 2% Net Smelter Return royalty to Grandcru. These two royalties may be purchased by Fischer-Watt for $2,000,000 and $1,500,000 respectively.

The Company is currently planning its exploration program which will be carried out during the summer months of 2007. The work will include an initial drilling campaign designed to help trace the vein's geometry as well as help determine where high-grade gold shoots may occur. This will enable Fischer-Watt's geologists to begin defining the extent of the gold mineralization. The project has no reserves at present and there is no assurance that the project will advance from its present exploration stage.