Form 10QSB
period 2007-04-30
FISCHER WATT GOLD CO INC
filed 2007-06-14
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended April 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________


                         Commission File Number 0-17386


                         FISCHER-WATT GOLD COMPANY, INC.

        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        88-0227654
---------------------------------              ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 1, 2007.

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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                                             Fischer-Watt Gold Company, Inc.
                                             (An Exploration Stage Company)
                                               Consolidated Balance Sheets

                                                                                   April 30, 2007            January 31, 2007
                                                                                     (Unaudited)
                                                                                ----------------------    ------------------------
                                                 ASSETS
Current Assets:
        Cash                                                                    $             520,268     $               466,370
        Prepaid and other current assets                                                        1,500                           -
                                                                                ----------------------    ------------------------

        Total current assets                                                    $             521,768     $               466,370
                                                                                ======================    ========================


                                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
        Accounts payable and accrued expenses                                   $              16,740     $                98,586
        Income taxes payable                                                                        -                     173,750
        Notes payable - shareholders                                                          493,022                     781,045
        Accounts payable and accrued expenses - shareholders                                1,008,885                     962,898
                                                                                ----------------------    ------------------------

        Total current liabilities                                                           1,518,647                   2,016,279
                                                                                ----------------------    ------------------------


Stockholders' (Deficit):
        Preferred stock, non-voting, convertible, $2 par
        value, 250,000 shares authorized, none outstanding                                          -                           -
        Common stock, $.001 par value, 200,000,000
        shares authorized, 70,516,819 shares issued and outstanding                            70,516                      70,516
        Additional paid-in capital                                                         15,894,191                  15,894,191
        Common stock subscriptions                                                             12,750                      12,750
        Accumulated (deficit) prior to exploration stage                                  (15,353,115)                (15,353,115)
        Accumulated (deficit) during the exploration stage                                 (1,621,221)                 (2,174,251)
                                                                                ----------------------    ------------------------

                                                                                             (996,879)                 (1,549,909)
                                                                                ----------------------    ------------------------

                                                                                $             521,768     $               466,370
                                                                                ======================    ========================


                                See the accompanying notes to the consolidated financial statements


                                         Fischer-Watt Gold Company, Inc.
                                          (An Exploration Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                                                February 1, 2001
                                                                                                                 (Inception of
                                                              Three Months Ended      Three Months Ended       Exploration Stage)
                                                                April 30, 2007          April 30, 2006         to April 30, 2007
                                                            ----------------------    -------------------     ----------------------

Revenue                                                     $                   -     $                -      $             44,240
                                                            ----------------------    -------------------     ---------------------

Costs and expenses:
      Cost of sales                                                             -                      -                    50,000
      Exploration                                                          15,279                      -                   686,275
      Writedown of inventory to market value                                    -                      -                   125,000
      Stock compensation                                                        -                      -                   103,100
      Stock option expense                                                      -                      -                   106,000
      General and administrative                                           30,605                 34,439                 1,941,310
                                                            ----------------------    -------------------     ---------------------

                                                                           45,885                 34,439                 3,011,686
                                                            ----------------------    -------------------     ---------------------

      (Loss) from operations                                              (45,885)               (34,439)               (2,967,446)
                                                            ----------------------    -------------------     ---------------------

Other income (expense)
      Interest expense                                                     (2,563)                (2,563)                  (52,199)
      Relief of payables and other indebtedness                                 -                      -                   141,935
      Interest income                                                       4,477                  1,187                   828,661
      Other income                                                        795,000                 25,000                   799,577
                                                            ----------------------    -------------------     ---------------------

                                                                          796,915                 23,624                 1,717,975
                                                            ----------------------    -------------------     ---------------------

      Income (loss) before income taxes                                   751,030                (10,815)               (1,249,471)

Income taxes                                                             (198,000)                     -                  (371,750)
                                                            ----------------------    -------------------     ---------------------

Net income (loss)                                           $             553,030     $          (10,815)     $        (1,621,221)
                                                            ======================    ===================     =====================

Per share information - basic and fully diluted

Net income (loss) per share
      Basic                                                 $                0.01     $            (0.00)     $              (0.03)
      Fully-diluted                                         $                0.01     $            (0.00)     $              (0.03)

Weighted average shares outstanding
      Basic                                                            70,516,819             69,166,819                53,217,495
      Fully-diluted                                                    86,816,819             69,166,819                53,217,495


                            See the accompanying notes to the consolidated financial statements



                                      Fischer-Watt Gold Company, Inc.
                                      (An Exploration Stage Company)
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                                                                  February 1, 2001
                                                                                                                    (Inception of
                                                                       Three Months Ended    Three Months Ended   Exploration Stage)
                                                                         April 30, 2007        April 30, 2006     to April 30, 2007
                                                                       ------------------    ------------------   ------------------

Cash flows from operating activities:
    Net cash provided by (used in) operatin$ activities                  $     341,921          $    (9,502)         $   (269,127)
                                                                         -------------          ------------         ------------



Cash flows from financing activities:
    Proceeds from issuance of common shares and stock
      subscriptions                                                                  -                    -               580,486
    Proceeds from exercise of options                                                -                    -                35,000
    Proceeds from notes payable - shareholders                                       -                    -                40,500
    Repayment of note payable - shareholder                                   (288,023)                   -              (576,046)
    Capital contribution by shareholder                                              -                    -               689,068
                                                                         --------------        -------------         -------------

    Net cash provided by (used in) financing activities                       (288,023)                   -               769,008
                                                                         --------------        -------------         -------------

Increase (decrease) in cash and cash equivalents                                53,898                (9,502)             499,881

Cash and cash equivalents, beginning of period                                 466,370               177,146               20,387
                                                                         --------------        --------------        -------------

Cash and cash equivalents, end of period                                 $     520,268         $     167,644         $    520,268
                                                                         ==============        ==============        =============



Supplemental cash flow information:
    Cash paid for interest                                               $           -         $           -         $           -
    Cash paid for income taxes                                           $     198,000         $           -         $     198,000

Non cash investing and financing activities:
    Reclassification of capital contributions to note payable            $           -         $           -         $     864,068
    Conversion of notes payable and accrued interest to common stock     $           -         $           -         $     150,000
    Conversion of amounts due to shareholders to common stock            $           -         $           -         $     150,000
    Common shares issued for stock subscriptions                         $           -         $           -         $     433,813
    Conversion of amounts due to affiliate to stock subscription         $           -         $           -         $     131,282
    Purchase of inventory via direct payment by shareholder              $           -         $           -         $     175,000


                         See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (UNAUDITED)



(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2007.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2)  Mineral Properties

Since 1996, the Company has held a 65% interest in Minera Montoro S.A. de C.V. ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge
E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first of three installments of $695,000 was received January 30, 2007 and the second installment of $745,000 was received on March 29, 2007. The remaining installment of $745,000 is due May 31, 2007 but the purchaser retains the right to extend this payment by 30 days by paying the Company an additional fee of $25,000. Assuming this transaction completes in its entirety, the Company will no longer hold any interests in Mexico.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company has agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. As of April 30, 2007, the Company had repaid the first two installments to The Astra Ventures Inc. totalling $576,046.

As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company has agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, 4,000,000 shares of common stock at $0.40 per share and 2,000,000 shares of common stock at $0.60 per share.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (UNAUDITED)



(3)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(4)  Going Concern Consideration

The Company has incurred operating losses of $16,974,336 since inception and has a stockholders' deficit of $996,879 at April 30, 2007. The Company has negative working capital of $996,879 at April 30, 2007 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)  Subsequent Events

On May 22, 2007, the Board of Directors granted 250,000 shares of restricted stock to the Chairman and CEO, and 100,000 shares of restricted stock to a consultant.

The Board of Directors also authorized the issuance of stock options to each of the five directors at 300,000 shares each at a strike price of $0.10 per share. Additional options totaling 500,000 shares were issued to three consultants at the same strike price of $0.10 per share. All options are for a 5 year period.

Rogue River Inc. has paid $50,000 to the Company subsequent to April 30, 2007 in order to extend the final payment due regarding Montoro to June 30, 2007.

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

During the fiscal year ended January 31, 2006 the Company agreed to sell its 65% interest in Minera Montoro S.A. de C.V. ("Montoro") to Nexvu Capital Corp ("Nexvu") for a total consideration of $2,235,000. During the fiscal year ended January 31, 2007, Nexvu assigned its interests to Rogue River Inc., and the proposed closing was delayed because of administrative, accounting, and legal issues. These issues have been resolved and the Company completed the closing of the first of three tranches at January 30, 2007 in the amount of $695,000. On March 29, 2007, the second tranche of $745,000 was completed, leaving the third tranche of $745,000 due April 30, 2007. Rogue River Inc. has executed its option to extend this final tranche by payment of $50,000 and the final tranche is now due June 30, 2007.

Once the sale of the interest in Montoro is completed, the Company will no longer hold any interest, other than a future royalty in Mexico.

Montoro owns 100% of the La Balsa project. On December 5, 2005, The Astra Joint Venture ("Astra"), a company controlled by a director of Fischer-Watt, agreed to relinquish its 21.6% interest in the La Balsa project back to Fischer-Watt, thus returning Fischer-Watt's interest to 65%. Under the terms of the agreement, the Company has agreed to repay Astra the loans it has advanced to date of $864,028, in three equal installments. Each installment of $288,023 will come from payments made to the Company by Rogue River Inc as part of their acquisition commitment to the Company as outlined above. As of April 30, 2007, the Company had repaid $576,046 to Astra.

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

The Company currently holds interests in two mineral properties, being the Cruce Gold Project in Pinal County, Arizona, and the Cambridge Mine Project in Lyon County, Nevada.

The Company acquired a 100% interest in the mineral lease in Pinal County for $15,000 and the issuance of 100,000 restricted common shares of its stock valued at fair market value of $7,000. The vendors will retain a 2% net smelter return royalty and will receive an advance royalty of $20,000 on the first anniversary of the agreement and $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

The original property is situated on a 60 acre State lease. The Company has now staked additional claims on surrounding BLM ground covering an area of approximately 760 acres.

Gold mineralization on the property is hosted within faulted blocks in well-altered sections of the pre-Cambrian age Oracle granite. Adits, shallow shafts and pits of unknown historic age are in evidence on the property. Early work by Spanish prospectors in the 1600's was centered around the Hot Boy inclined shaft. This shaft was deepened to a depth of 165 feet by a Mr. Cruce who made several shipments of ore before abandoning the property

Between 1988 and 1990, Freeport McMoRan Gold Company carried out geological mapping, a four line Induced Polarization and Resistivity geophysical survey and a wide-spaced 14 hole reverse circulation drilling program totaling 5,805 feet. Hole CR-4 from surface to a depth of 60 feet returned an average grade of 0.032 oz. Au/t.

Gold mineralization on the Cruce Gold property therefore defines a favorable structural setting that could be amenable to open-pit mining. Fischer-Watt has commenced an active field season with a close spaced soil and rock chip geochemical sampling program followed by a close spaced limited drilling program. The project currently has no reserves and there is no assurance that the project will advance from its present exploration stage.

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

The Company has planned its exploration program which will be carried out during the summer months of 2007. The work will include an initial drilling campaign designed to help trace the vein's geometry as well as help determine where high-grade gold shoots may occur. This will enable Fischer-Watt's geologists to begin defining the extent of the gold mineralization. The work program has been approved by the regulatory agency and an environmental reclamation bond of $2,956 has been deposited on May 24, 2007. The project has no reserves at present and there is no assurance that the project will advance from its present exploration stage.

The Company has cash on hand at April 30, 2007 of $520,268 and while its working capital deficit position of $996,879 brings to focus the ability of the Company to continue operations without further financing, only $16,740 is due to trade creditors and the balance of the current liabilities, being $1,501,907, is due to related parties where there are no specific terms of repayment for either of the Demand Notes, accrued expenses or interest owing. The Company also expects to realize further net proceeds from the sale of the Montoro transaction after repayment to Astra on completion of the payment of the third tranche of $745,000 from Rogue River Inc, due June 30, 2007.

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at April 30, 2007 and compares that condition to our financial condition at year-end January 31, 2007. Finally, we comment on the results of our operations for the three months ended April 30, 2007. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2007.


Plan of Operation
-----------------

The Company's plan of operation for the fiscal year ended January 31, 2008 is to complete the sale of Montoro to Rogue River Inc on June 30, 2007, and to proceed with work on its mineral properties in Arizona and Nevada. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2007, the Company had cash on hand of $520,268 and current liabilities of $1,518,647, including $1,501,907 owed to related parties. Current accounts payable amounted to $16,740. The working capital deficit at January 31, 2007 was $1,549,909 compared to $996,879 at April 30, 2007. This represents a decrease in the working capital deficit of $553,030 for the three months ended April 30, 2007, being the net profit for the three months ended April 30, 2007.

As a result of the two tranches received from Rogue River Inc, the Company's financial position has improved as it has retired its obligations to related parties by $576,046 and reduced its working deficit by $553,030.

There is no specific term of repayment for either the Demand Notes, accrued expenses or other debt due to related parties. Management recognizes that the Company does not have sufficient funds to retire its remaining debt and to sustain its operations. While the Company fully expects to close on the final tranche due from Rogue River Inc on June 30, 2007, there is no assurance this will occur. The Company continues to source out other appropriate financing in either equity or debt format, and it continues to seek out other mineral properties, but there is no assurance said financing is available or that said properties can be acquired on reasonable terms and conditions.

Results of Operations
---------------------

For the three months ended April 30, 2007, the Company had an operating profit of $553,030 compared to a net loss for the corresponding three month period ended April 30, 2006 of $10,815. The current three month period also includes sundry income of $50,000 from extensions received from Rogue River Inc. for extension of settlement date payments, regarding the sale of Montoro. There was comparable sundry income of $25,000 in the three months ended April 30, 2006.

Exploration expenses in the three months ended April 30, 2007 amounted to $15,279 compared to zero for the three months ended April 30, 2006. Exploration in the current period related to the new Arizona property and the new Nevada property.

The Company intends to carry out exploration programs on both its Cruce Gold Project and its Cambridge Mine Project during the summer of 2007.

Montoro
-------

The Company has owned 65% of Montoro, which in turn owns 100% of the La Balsa copper property in the state of Michoacan, Mexico. On June 1, 2005 Fischer-Watt entered into a Letter of Intent with Nexvu Capital Corp. of Vancouver ("Nexvu"), B.C., Canada, for the development of the La Balsa. To date, two tranches have been received and there remains one tranche only outstanding and it is due June 30, 2007. The Rogue River Inc acquisition payments total $2,235,000 and Rogue River Inc. will acquire the entire 65% position held in Montoro by the Company.

In addition to the above stated payments, the Company retains a 1% NSR royalty on the porphyry portion of the deposit. Rogue River Inc. will have an option to acquire 50% of the 1% NSR royalty for $1,000,000. If the property is not in production in seven (7) years, Rogue River Inc. will be obligated at the discretion of Fischer-Watt, to acquire the 50% of the 1% NSR royalty for $1,000,000.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements as of and for the year ended January 31, 2007, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16,974,336, at April 30, 2007. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does have adequate capital to continue its contemplated business plan through January 31, 2008, but does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: June 14, 2007              By: /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer