Form 10QSB
period 2007-07-31
FISCHER WATT GOLD CO INC
filed 2007-09-13
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File Number 0-17386



                         FISCHER-WATT GOLD COMPANY, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                        88-0227654
----------------------------                     ------------------------------
(State or other jurisdiction                     (IRS Employer of incorporation
Identification No.)                                    or organization)


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

            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 12, 2007.

Common Stock, par value $.001                    70,866,819
-----------------------------                 ----------------
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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                         Fischer-Watt Gold Company, Inc.
                          (An Exploration Stage Company)
                           Consolidated Balance Sheets


                                                                        July 31, 2007            January 31, 2007
                                                                        -------------            ----------------
                                                                         (Unaudited)
                                         ASSETS
Current Assets:
       Cash                                                             $    571,282               $    466,370
       Prepaid and other current assets                                        1,500                         --
                                                                        ------------               ------------

       Total current assets                                             $    572,782               $    466,370
                                                                        ============               ============


                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
       Accounts payable and accrued expenses                            $     42,599               $     98,586
       Income taxes payable                                                       --                    173,750
       Notes payable - shareholders                                           30,000                    781,045
       Accounts payable and accrued expenses - shareholders                  922,437                    962,898
                                                                        ------------               ------------

       Total current liabilities                                             995,036                  2,016,279
                                                                        ------------               ------------


Stockholders' (Deficit):
       Preferred stock, non-voting, convertible, $2 par
       value, 250,000 shares authorized, none outstanding                         --                         --
       Common stock, $.001 par value, 200,000,000
       shares authorized, 71,866,819 and 70,516,819 shares
       issued and outstanding, respectively                                   71,866                     70,516
       Additional paid-in capital                                         16,055,341                 15,894,191
       Common stock subscriptions                                             12,750                     12,750
       Accumulated (deficit) prior to exploration stage                  (15,353,115)               (15,353,115)
       Accumulated (deficit) during the exploration stage                 (1,209,096)                (2,174,251)
                                                                        ------------               ------------

                                                                            (422,254)                (1,549,909)
                                                                        ------------               ------------

                                                                        $    572,782               $    466,370
                                                                        ============               ============


                      See the accompanying notes to the consolidated financial statements


                                                 Fischer-Watt Gold Company, Inc.
                                                 (An Exploration Stage Company)
                                              Consolidated Statements of Operations
                                                         (Unaudited)


                                                                                                                    February 1, 2001
                                                                                                                     (Inception of
                                                 Three Months     Three Months      Six Months        Six Months      Exploration
                                                    Ended            Ended            Ended             Ended            Stage)
                                                 July 31, 2007   July 31, 2006     July 31, 2007     July 31, 2006  to July 31, 2007
                                               ---------------   -------------     -------------     -------------  ----------------

Revenue                                        $           -     $           -     $           -     $          -    $      44,240
                                               --------------    -------------     --------------    ------------    -------------

Costs and expenses:
    Cost of sales                                          -                 -                 -                -           50,000
    Exploration                                       30,551            23,628            45,830           23,628          716,826
    Writedown of inventory to
      market value                                         -                 -                 -                -          125,000
    Stock compensation                                24,500            31,500            24,500           31,500          127,600
    Stock option expense                              88,000           106,000            88,000          106,000          194,000
    General and administrative                        13,455            45,650            61,060           80,089        1,971,765
                                               -------------     -------------     --------------    ------------    -------------

                                                     156,506           206,778           219,390          241,217        3,185,191
                                               -------------     -------------     -------------     ------------    -------------

    (Loss) from operations                          (156,506)         (206,778)         (219,390)        (241,217)      (3,140,951)
                                               -------------     -------------     -------------     ------------    -------------

Other income (expense)
    Interest expense                                  (5,070)           (2,562)           (7,633)          (5,125)         (57,269)
    Relief of payables and
      other indebtedness                                   -                 -                 -                -          141,935
    Interest income                                    6,701             1,509            11,178            2,696           15,755
    Other income                                     770,000            25,000         1,565,000           50,000        2,389,184
                                               -------------     -------------     -------------     ------------    -------------

                                                     771,631            23,947         1,568,545           47,571        2,489,605
                                               -------------     -------------     -------------     ------------    -------------
    Income (loss) before
      income taxes                                   615,125          (182,831)        1,349,155         (193,646)        (651,346)

Income taxes                                        (186,000)                -          (384,000)               -         (557,750)
                                               -------------     -------------     -------------     ------------    -------------

Net income (loss)                              $     429,125     $    (182,831)    $     965,155     $   (193,646)   $  (1,209,096)
                                               =============     =============     =============     ============    =============

Per share information -
  basic and fully diluted

Net income (loss) per share

    Basic                                      $        0.01     $           -     $        0.01     $          -     $      (0.02)
                                               =============     =============     =============     ============     ============

    Fully-diluted                              $           -     $           -     $        0.01     $          -     $          -
                                               =============     =============     =============     ============     ============

Weighted average shares outstanding

    Basic                                         71,632,036        69,579,319        71,083,670       69,376,488       53,836,698

    Fully-diluted                                 87,932,036        69,579,319        87,383,670       69,376,488       53,836,698


                            See the accompanying notes to the consolidated financial statements


                                            Fischer-Watt Gold Company, Inc.
                                            (An Exploration Stage Company)
                                        Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                                               February 1, 2001
                                                                                                                 (Inception of
                                                                     Six Months Ended      Six Months Ended     Exploration Stage)
                                                                     July 31, 2007         July 31, 2006       to July 31, 2007
                                                                   -------------------   -------------------  --------------------
Cash flows from operating activities:
       Net cash provided by (used in) operating activities             $   818,457            $   (33,049)        $   207,409
                                                                       -----------            -----------         -----------

Cash flows from financing activities:
       Proceeds from issuance of common shares and stock
         subscriptions                                                          --                     --             580,486
       Proceeds from exercise of options                                        --                     --              35,000
       Proceeds from notes payable - shareholders                               --                     --              40,500
       Repayment of note payable - shareholder                            (713,545)                    --          (1,001,568)
       Capital contribution by shareholder                                      --                     --             689,068
                                                                       -----------            -----------         -----------

       Net cash provided by (used in) financing activities                (713,545)                    --             343,486
                                                                       -----------            -----------         -----------

Increase (decrease) in cash and cash equivalents                           104,912                (33,049)            550,895

Cash and cash equivalents, beginning of period                             466,370                177,146              20,387
                                                                       -----------            -----------         -----------

Cash and cash equivalents, end of period                               $   571,282            $   144,097         $   571,282
                                                                       ===========            ===========         ===========


Supplemental cash flow information:

       Cash paid for interest                                          $        --            $        --         $        --
                                                                       ===========            ===========         ===========

       Cash paid for income taxes                                      $   384,000            $        --         $   384,000
                                                                       ===========            ===========         ===========



                              See the accompanying notes to the consolidated financial statements


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

During the fiscal year ended January 31, 2006 the Company agreed to sell its 65% interest in Minera Montoro S.A. de C.V. ("Montoro") to Nexvu Capital Corp ("Nexvu") for a total consideration of $2,235,000. During the fiscal year ended January 31, 2007, Nexvu, assigned its interests to Rogue River Inc and the proposed closing was delayed because of administrative, accounting, and legal issues. These issues have been resolved and the Company has now completed the closing of all three tranches at July 31, 2007.

As the sale of the interest in Montoro is now complete, the Company no longer holds any interest, other than a future royalty, in Mexico.

Montoro owns 100% of the La Balsa project. On December 5, 2005, the Company and The Astra Joint Venture ("Astra"), a company controlled by a director of Fischer-Watt, agreed to relinquish its 21.6% interest in the La Balsa project back to Fischer-Watt, thus returning Fischer- Watt's interest to 65%. Under terms of the agreement, the Company agreed to repay Astra the loans it had advanced to date of $864,028, in three equal installments. Each installment came from payments made to the Company by Rogue River Inc as part of their acquisition commitment to the Company as outlined above. In the quarter ended July 31, 2007, the debt remaining to The Astra was retired by cash payment of $250,522 and by exercise of options for 750,000 common shares at $0.05 per share in lieu of cash of $37,500.

All applicable Mexican taxes related to the Rogue River Inc sale have now been paid.

As further consideration, in December, 2005, Astra received stock options in the Company as follows:

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

Cruce Gold Project
------------------

On July 26, 2006, the Company acquired a 100% interest in the mineral lease in Pinal County for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% net smelter return royalty and will receive an advance royalty of $20,000 on the first anniversary of the agreement and $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

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

Gold mineralization on the Cruce Gold property therefore defines a favorable structural setting that could be amenable to open-pit mining. Fischer-Watt has commenced an active field season with a close spaced soil and rock chip geochemical sampling program to be followed by a close spaced limited drilling program. The project currently has no reserves and there is no assurance that the project will advance from its present exploration stage.

During the quarter ended July 31, 2007, the Company completed a geochemical survey and reported such in a press release dated July 31, 2007. The Company also paid an advance royalty of $20,000 and completed its registration to conduct business in Arizona.

Cambridge Project
-----------------

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

The Company has completed requirements to be the operator on the Cruce. It has obtained a permit and has posted a bond to conduct drilling and an R.C. drill was placed on site in September 2007.

The initial drilling campaign is designed to help trace the vein's geometry as well as help determine where high-grade gold shoots may occur. This will enable Fischer-Watt's geologists to begin defining the extent of the gold mineralization. The work program has been approved by the regulatory agency and an environmental reclamation bond of $2,956 has been deposited. The project has no reserves at present and there is no assurance that the project will advance from its present exploration stage.

The Company has cash on hand at July 31, 2007 of $ $571,282 and while its working capital deficit position of $422,254 brings into focus the ability of the Company to continue operations without further financing, $8,000 is due to trade creditors and the balance of the current liabilities, being $987,036, is due to related parties where there are no specific terms of repayment for either of the Demand Notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2007 and compares that condition to our financial condition at year-end January 31, 2007. Finally, we comment on the results of our operations for the six months ended July 31, 2007. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2007.

Plan of Operation
-----------------

The Company's plan of operation for the fiscal year ending January 31, 2008 is to proceed with work on its mineral properties in Arizona and Nevada. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2007, the Company had cash on hand of $571,282 and current liabilities of $995,036, including $987,036 owed to related parties. Current accounts payable amounted to $8,000. The working capital deficit at January 31, 2007 was $1,549,909 compared to $422,254 at July 31, 2007. This represents a decrease in the working capital deficit of $1,127,655 for the six months ended July 31, 2007. This improvement is a direct result of receipt of final payment from Rogue River Inc. and retirement of certain debt owing to a shareholder.

There is no specific term of repayment for either the demand note, accrued expenses or other debt due to related parties. Management recognizes that the Company does not have sufficient funds to retire its remaining debt and to sustain its operations. The Company continues to source out other appropriate financing in either equity or debt format, and it continues to seek out other mineral properties, but there is no assurance said financing is available or that said properties can be acquired on reasonable terms and conditions.

For the six months ended July 31, 2007, the Company has significantly reduced its notes payable liability. At January 31, 2007, notes payable amounted to $781,045 and this has been reduced to $30,000 at July 31, 2007. Proceeds from the sale to Rogue River Inc. have been utilized to reduce this debt. Current liabilities at July 31, 2007 have been reduced by $1,021,243 to $995,036. The cash position of the Company over the six month period ending July 31, 2007 has improved from $466,370 to $571,282.


Results of Operations
---------------------

For the three months ended July 31, 2007, the Company had net income of $429,125 compared to a net loss for the corresponding three month period ended July 31, 2006 of $182,831. The current three month period also includes sundry income of $25,000 from payments received from Rogue River Inc. for extension of settlement date payments, related to the sale of Montoro. There was comparable sundry income of $25,000 in the three months ended July 31, 2006.

Exploration expenses in the three months ended July 31, 2007 amounted to $30,551 compared to $23,628 for the three months ending July 31, 2006. Exploration in the current period related to the new Arizona property and the new Nevada property.

The Company was not active in its exploration program in the first three months of the fiscal year, but exploration has increased during the past three months and the Company intends to carry out an initial drilling program during the third quarter.

Montoro
-------

The Company owned 65% of Montoro, which in turn owns 100% of the La Balsa copper property in the state of Michoacan, Mexico. On June 1, 2005 Fischer-Watt entered into a Letter of Intent with Nexvu Capital Corp. of Vancouver ("Nexvu"), B.C., Canada, for the development of the La Balsa. Full payment has been received from Rogue River Inc. and the Company no longer holds any interests in Mexico other than a 1% NSR royalty on the porphyry portion of the La Balsa property.


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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2007, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16,562,211 at July 31, 2007. These conditions raise doubt about the Company's ability to continue as a going concern.

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: September 13, 2007         By: /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer