Form 10QSB
period 2007-10-31
FISCHER WATT GOLD CO INC
filed 2007-12-13
CIK 844788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended October 31, 2007

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
            Yes  X       No
                ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 10, 2007.

Common Stock, par value $.001                                     71,866,819
-----------------------------                                   ----------------
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

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                                  Fischer-Watt Gold Company, Inc.
                                  (An Exploration Stage Company)
                                   Consolidated Balance Sheets


                                                                               October 31, 2007             January 31, 2007
                                                                               ----------------             ----------------
                                                                                 (Unaudited)
                                      ASSETS
Current Assets:
       Cash                                                                     $    316,096                  $    466,370
       Prepaid and other current assets                                                5,338                             -
                                                                                ------------                  ------------

       Total current assets                                                     $    321,434                  $    466,370
                                                                                ============                  ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
       Accounts payable and accrued expenses                                    $     38,417                  $     93,886
       Income taxes payable                                                                -                       178,450
       Note payable - shareholders                                                    30,000                       781,045
       Accounts payable and accrued expenses - shareholders                          772,437                       962,898
                                                                                ------------                  ------------

       Total current liabilities                                                     840,854                     2,016,279
                                                                                ------------                  ------------


Stockholders' (Deficit):
       Preferred stock, non-voting, convertible, $2 par
       value, 250,000 shares authorized, none outstanding                                  -                             -
       Common stock, $.001 par value, 200,000,000
       shares authorized,71,616,819 and 70,516,819 shares
       issued and outstanding, respectively                                           71,866                        70,516
       Additional paid-in capital                                                 16,055,341                    15,894,191
       Common stock subscriptions                                                     12,750                        12,750
       Accumulated (deficit) prior to exploration stage                          (15,353,115)                  (15,353,115)
       Accumulated (deficit) during the exploration stage                         (1,306,262)                   (2,174,251)
                                                                                ------------                  ------------

                                                                                    (519,420)                   (1,549,909)
                                                                                ------------                  ------------

                                                                                $    321,434                  $    466,370
                                                                                ============                  ============


                    See the accompanying notes to the consolidated financial statements


Fischer - Watt Company, Inc.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

                                                                                                                   February 1, 2001
                                     Three Months Ended Three Months Ended  Nine Months Ended  Nine Months Ended    (Inception of
                                         October 31         October 31          October 31        October 31      Exploration Stage)
                                           2007               2006                2007              2006         to October 31, 2007
                                     ------------------ ------------------  -----------------  ----------------  -------------------
Revenue                                 $          -       $          -        $          -       $          -       $     44,240
                                        ------------       ------------        ------------       ------------       ------------

Costs and expenses:
     Cost of sales                                 -                  -                   -                  -             50,000
     Exploration                              48,604             18,433              94,434             42,061            758,430
     Writedown of inventory to
       market value                                -                  -                   -                  -            125,000
     Stock compensation                            -                  -                   -                  -            110,100
     Stock option expense                          -                  -              88,000            106,000            194,000
     General and administrative               78,113             38,443             139,173            150,032          2,049,878
                                        ------------       ------------        ------------       ------------       ------------
                                             126,717             56,876             321,607            298,093          3,287,408
                                        ------------       ------------        ------------       ------------       ------------

     (Loss) from operations                 (126,717)           (56,876)           (321,607)          (298,093)        (3,243,168)
                                        ------------       ------------        ------------       ------------       ------------

Other income (expense):
     Interest expense                           (375)            (2,563)             (8,008)            (7,688)           (57,644)
     Relief of payables and
       other indebtedness                          -                  -                   -                  -            141,935
     Interest income                           4,544              1,234              15,722              3,930             20,299
     Other income                                  -                  -           1,565,000             50,000          2,389,184
                                        ------------       ------------        ------------       ------------       ------------
                                               4,169             (1,329)          1,572,714             46,242          2,493,774
                                        ------------       ------------        ------------       ------------       ------------

Income (loss) before income taxes           (122,548)           (58,205)          1,251,107           (251,851)          (749,394)

Income taxes                                     882                  -            (383,118)                 -           (556,868)
                                        ------------       ------------        ------------       ------------       ------------

Net income (loss)                       $   (121,666)      $    (58,205)       $    867,989       $   (251,851)      $ (1,306,262)
                                        ============       ============        ============       ============       ============

Per share information -
  basic and fully dilluted

Net income (loss) per share
     Basic                              $      (0.00)      $      (0.00)       $       0.01       $      (0.00)      $      (0.02)
                                        ============       ============        ============       ============       ============
     Fully-diluted                      $      (0.00)      $      (0.00)       $       0.01       $      (0.00)      $      (0.02)
                                        ============       ============        ============       ============       ============

Weighted average shares
  outstanding
     Basic                              $ 71,866,819       $ 70,355,949        $ 71,347,588       $ 69,706,563       $ 54,423,250
                                        ============       ============        ============       ============       ============
     Fully-diluted                      $ 71,866,819       $ 70,355,949        $ 71,647,588       $ 69,706,563       $ 54,423,250
                                        ============       ============        ============       ============       ============


                                 See the accompanying notes to the consolidated financial statements


                                   Fischer-Watt Gold Company, Inc.
                                   (An Exploration Stage Company)
                                Consolidated Statements of Cash Flows
                                             (Unaudited)


                                                                                                                  February 1, 2001
                                                                                                                   (Inception of
                                                                       Nine Months Ended    Nine Months Ended    Exploration Stage)
                                                                       October 31, 2007      October 31, 2006    to October 31, 2007
                                                                       -----------------    -----------------    -------------------
Cash flows from operating activities:
         Net cash provided by (used in) operating activities              $   713,271          $   (95,685)          $   102,223
                                                                          -----------          -----------           -----------

Cash flows from financing activities:
         Proceeds from issuance of common shares and
           stock subscriptions                                                      -                    -               580,486
         Proceeds from exercise of options                                          -                    -                35,000
         Proceeds from notes payable - shareholders                                 -                    -                40,500
         Repayment of note payable and loans - shareholders                  (863,545)                   -            (1,151,568)
         Capital contribution of shareholder                                        -                    -               689,068
                                                                          -----------          -----------           -----------

         Net cash provided by (used in) financing activities                 (863,545)                   -               193,486
                                                                          -----------          -----------           -----------

Increase (decrease) in cash and cash equivalents                             (150,274)             (95,685)              295,709

Cash and cash equivalents, beginning of period                                466,370              177,146                20,387
                                                                          -----------          -----------           -----------

Cash and cash equivalents, end of period                                  $   316,096          $    81,461           $   316,096
                                                                          ===========          ===========           ===========

Supplemental cash flow information:
         Cash paid for interest                                           $         -          $         -           $         -
                                                                          ===========          ===========           ===========
         Cash paid for income taxes                                       $   383,118          $         -           $   383,118
                                                                          ===========          ===========           ===========


                 See the accompanying notes to the consolidated financial statements

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2007
                                   (UNAUDITED)

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

(2) Mineral Properties

Since 1996, the Company has held a 65% interest in Minera Montoro S.A.de C.V. ("Montoro") which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge
E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first installment of $695,000 was received January 30, 2007 and the second installment of $745,000 was received on March 29, 2007. The final payment of $745,000 was received July 9, 2007 and as a result, the Company no longer holds any interests in Mexico. All applicable taxes owed to the Government of Mexico have been paid.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer-Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. As of October 31, 2007, the debt to The Astra Ventures Inc. has been entirely repaid.

As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company agreed to grant an option to them for 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2007
                                   (UNAUDITED)



share, for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in 2005.

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

(4) Going Concern Consideration

The Company has incurred substantial operating losses of $16,659,377 since inception and had a stockholders' deficit of $519,420 at October 31, 2007. The Company has negative working capital of $519,420 at October 31, 2007 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, and currently has cash on hand of $316,096, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)  Stock-Based Compensation

Effective February 1, 2006, the Company adopted SFAS 123 (R), "Accounting for Stock-Based Compensation". Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123 (R).

(6) Stockholders' (Deficit)

Common Stock

On May 17, 2007, the Company issued 250,000 shares of common stock to its chief executive officer for services valued at $17,500 and 100,000 shares of common stock to a non-affiliated party for services valued at $7,000.

                         FISCHER-WATT GOLD COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 31, 2007
                                   (UNAUDITED)


On May 17, 2007, the Board of Directors authorized the issuance of stock options to each of the five directors at 300,000 shares each at a strike price of $0.10 per share, for a total of 1,500,000 options. Additional options totaling 500,000 shares were issued to three consultants at the same strike price of $0.10 per share. All options are for a 5 year period. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended July 31, 2007: expected life of options of 4.75 years, expected volatility of 0.8738, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended July 31, 2007 approximated $.044 per option, or $88,000.

In addition, the Board extended the expiration date of 1,000,000 options which were due to expire on June 30, 2007. These options now expire June 30, 2009.

On June 30, 2007, two directors exercised stock options for a total of 1,000,000 shares of common stock at $0.05 per share in exchange for debt of $50,000.

On February 13, 2005, the Company completed a series of private placements totaling $540,000. Included in this financing was the right to purchase one additional share of Company stock at a price of $0.10 per share until January 15, 2008.

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


During the fiscal year ended January 31, 2006 the Company agreed to sell its 65% interest in Minera Montoro S.A. de C.V. ("Montoro") to Nexvu Capital Corp ("Nexvu") for a total consideration of $2,235,000. During the fiscal year ended January 31, 2007, Nexvu, assigned its interests to Rogue River Inc. and the proposed closing was delayed because of administrative, accounting, and legal issues. These issues have been resolved and the Company completed the closing of all three tranches on July 9, 2007.

As the sale of the interest in Montoro is now complete, the Company no longer holds any interest, other than a future royalty, in Mexico.

Montoro owns 100% of the La Balsa project. On December 5, 2005, the Company and The Astra Ventures, Inc. ("Astra"), a company controlled by a director of Fischer-Watt, agreed to relinquish its 21.6% interest in the La Balsa project back to Fischer-Watt, thus returning Fischer- Watt's interest to 65%. Under terms of the agreement, the Company agreed to repay Astra the loans it had advanced to date of $864,028, in three equal installments. Each installment of $288,023 came from payments made to the Company by Rogue River Inc. as part of their acquisition commitment to the Company as outlined above. All debt owing to Astra has been retired with a final cash payment of $250,522 and by exercise of options for 750,000 common shares at $0.05 per share in lieu of cash of $37,500.

All applicable Mexican taxes related to the Rogue River Inc. sale have now been paid.

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

Cruce Gold Project

On July 26, 2006, the Company acquired a 100% interest in the mineral lease in Pinal County, Arizona for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% net smelter return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

The original property is situated on a 60 acre State lease. The Company has now staked additional claims on surrounding BLM ground covering an area of approximately 760 acres.

Gold mineralization on the property is hosted within faulted blocks in well-altered sections of the pre-Cambrian age Oracle granite. Adits, shallow shafts and pits of unknown historic age are in evidence on the property. Early work by Spanish prospectors in the 1600's was centered on the Hot Boy inclined shaft. This shaft was deepened to a depth of 165 feet by a Mr. Cruce who made several shipments of ore before abandoning the property.

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

The Company is now commencing its first drill program on the Cruce Gold property in Pinal County, Arizona. It plans to use an Air-track drill rig to drill a close spaced grid of shallow holes to test four target zones on this 1,200 acre property. The four targets identified to date are surface geochemical anomalies with three of them being areas anomalous in gold and one being anomalous in copper.

The Company plans to drill along a series of east-west oriented lines that are spaced 30 to 60 meters apart with holes along each line being 10 or 20 meters apart. The holes are planned to be about 80 feet in depth with up to 15,000 feet of drilling anticipated.

There are four target areas involved, being the East, West, South and Copper Oxide anomalies. Surface geochemical sampling has now extended the East Anomaly up to 450 meters along a south-southeast trend from the Hot Boy shaft. The zone ranges in widths from 30 to 70 meters with the core of this anomaly being identified by 5 samples exceeding 1 part per million (ppm) gold, with the highest being 1.678 ppm. The drilling will aim to follow the mineralization to the east as the host rock unit extends under a Tertiary age volcanic rock cover.

At the West Anomaly soil geochemistry has encountered gold levels exceeding 0.5 ppm over widths of 50 to 100 meters for a distance of 200 meters. The zone remains open at both its north and south ends and recent sampling indicates that there may be an extension of the zone lying approximately 100 meters to the north. A total of up to 80 holes along 10 lines are planned to test the area.

The South Zone has been identified based on the silicification and gossanous textures along contact boundaries of a 2 meter wide aplite dike for a 200 meter length. Continuing north for a further 300 meters is a 75 to 100 meter wide exposure of sheared and brecciated rocks with a lot of old surface workings and prospect pits. Rock samples assaying up to 0.5 ounces of gold per ton have been collected on the surface. This area is an immediate drill target.

The fourth area, referred to as the Copper Oxide Zone, is a recently identified area where a series of east and south-east dipping faults have been recognized as potential conduits for mineralizing fluids giving rise to a surface geochemical copper anomaly. The Company plans five lines with a total of 30 holes in its drilling program.

Cambridge Project

On August 1, 2006, the Company entered into an option agreement with Grandcru Resources Corporation ("Grandcru") of Vancouver B.C. to acquire Grandcru's rights to 19 claims in the Cambridge Mining District located 23 miles south of Yerrington, Nevada, in Lyon County. Under the terms of the agreement Fischer-Watt can acquire a 100% interest in the property by completing the following:

Cash payments to an underlying claim holder of: $10,000 on August 25, 2006
(paid) $15,000 on August 25, 2007 (paid) $20,000 on August 25, 2008 $25,000 on
August 25, 2009

and cash payments to Grandcru of:

$10,000 on August 30, 2007 (unpaid)
$15,000 on August 30, 2008
$20,000 on August 30, 2009
$25,000 on August 30, 2010

and by satisfying annual work commitments on the property of:
$50,000 in the first year of the agreement (satisfied)
$75,000 in the second year of the agreement
$125,000 in the third year of the agreement
$150,000 in the fourth year of the agreement

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

The Company recently completed a four-hole drill program to explore the down-dip potential of the Cambridge vein in Lyon County, Nevada. A total of 1,280 feet of reverse circulation drilling tested a 300 foot length of the vein's north-east trending strike down to a depth of about 200 feet below its surface outcrop.

While the Company encountered weak mineralization in the holes, the vein has low economic potential and the Company does not intend to carry out any additional work and will be relinquishing the property back to the optionor.

The Company has cash on hand at October 31, 2007 of $ $316,096 and its working capital deficit position of $519,420 brings into focus the ability of the Company to continue operations without further financing. Total current liabilities at October 31, 2007 amounted to $840,854 and only $5,944 is due to trade creditors. The balance of the current liabilities, being $834,910, is due to shareholders where there are no specific terms of repayment for either of the Demand Notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2007 and compares that condition to our financial condition at year-end January 31, 2007. Finally, we comment on the results of our operations for the nine months ended October 31, 2007. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2007.

Plan of Operation
-----------------

The Company's plan of operation for the fiscal year ending January 31, 2008 is to continue with work on its mineral property in Arizona. While the Cambridge property in Nevada will be dropped, the Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2007, the Company had cash on hand of $316,096 and current liabilities of $840,853, including $772,437 owed to related parties. Current accounts payable amounted to $5,943 and accrued expenses amounted to $32,473 for total accounts payable and accrued expenses of $38,416. The working capital deficit at October 31, 2007 was $519,420 compared to $1,549,909 at January 31, 2007. This represents an improvement in the working capital deficit of $1,030,489 for the nine months ended October 31, 2007. This improvement is a direct result of receipt of final payment from Rogue River Inc. and retirement of certain debt owing to shareholders.

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

For the nine months ended October 31, 2007, the Company has significantly reduced its notes payable liability. At January 31, 2007, notes payable amounted to $781,045 and this has been reduced to $30,000 at October 31, 2007. Proceeds from the sale to Rogue River Inc. have been utilized to reduce this debt. Current liabilities at October 31, 2007 have been reduced to $840,854 from $2,016,279 at January 31, 2007. The cash position of the Company over the nine month period ended October 31, 2007 has decreased from $466,370 to $316,096 as a result of retirement of debt obligations to shareholders.

Results of Operations
---------------------

For the three months ended October 31, 2007, the Company had an operating loss of $97,166 compared to a net loss for the corresponding three month period ended October 31, 2006 of $58,205. The primary reason for this is the exploration activity on the Cruce in Arizona and the Cambridge in Nevada where $48,604 was expended in the quarter compared to $18,433 for the three months ended October 31, 2006. For the nine months ended October 31, 2007, expenses amounted to $321,607 vs. $298,093 for the nine months ended October 31, 2006. Exploration expense in this period amounted to $94,434 vs. $42,061 for October 31, 2006. General and administrative expenses amounted to $139,173 for the nine months ended October 31, 2007 vs. $150,032 for the nine months ended October 31, 2006.

During the nine months ended October 31, 2007, the Company received the final payments regarding the sale of its Montoro project from Rogue River Inc. Proceeds amounted to $1,565,000, including fees received for extensions of the original closing date. These receipts allowed the Company to retire loans of $751,045 to a shareholder and an additional debt outstanding of $150,000 to another shareholder.

Net income for the nine months ended October 31, 2007 amounted to $867,989 versus a loss of $251,851 for the nine months ended October 31, 2007.

While the Company currently has cash on hand of $316,096, and current trade accounts payable of $5,944, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

The Company was not active in its exploration program in the first three months of the fiscal year, but exploration has increased during the past six months and the Company intends to continue with its drilling program on its Cruce property in Arizona where results to date have been encouraging. The Company anticipates drilling costs of approximately $50,000 over the next twelve months.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2007, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16,659,377, at October 31, 2007. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does have adequate capital to continue its contemplated business plan through October 31, 2008, but does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

                                  FISCHER-WATT GOLD COMPANY, INC.

Dated: December 13, 2007          By: /s/ Peter Bojtos
                                     -------------------------------------------
                                     Peter Bojtos, Chairman of the Board,
                                     President, and Chief Financial Officer