Form 10KSB
period 2008-01-31
FISCHER WATT GOLD CO INC
filed 2008-04-30
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-17386

FISCHER-WATT GOLD COMPANY, INC.

(Name of small business issuer in its charter)

Nevada	88-0227654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2582 Taft Court Lakewood, Colorado	80215
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 232-0292

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 per share par value

 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15() of the Exchange Act.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

State issuer’s revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,154,041 based on $0.4993 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   As of April 7, 2008, 43,080,825 shares of the Company’s Common Stock, par value $0.001 per share, were held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format:    Yes  ☐     No  ☒

______________________________________________________________________________

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

In 2000, the Company entered into an agreement to sell its producing metals property to Grupo de Bullet (“Grupo”) in Colombia. In return the Company was to receive three million seven hundred thousand dollars ($3,700,000) from future production royalties.  Grupo subsequently declared bankruptcy and the amount receivable was written off.  Effective February 1, 2001, the Company re-entered the exploration stage as a result of the sale of Fischer-Watt’s subsidiary, Compania Minera Oronorte S.A.

The Company  has held a 65% interest in Minera Montoro S.A. de C.V. (“Montoro”) since 1996, which in turn acquired a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates owned the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp. (“Nexvu”) for a total consideration of $2,235,000. The sale of this interest was subsequently assigned by Nexvu to Rogue River Resources, Inc (“Rogue River”).  An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first of three installments of $695,000 was received January 30, 2007 and the remaining two installments of $745,000 each were received, the last having been received on July 9, 2007. As a result, the Company no longer holds any interests in Mexico. All applicable taxes owing to the Government of Mexico have been paid.

In order to effect the sale to Nexvu/Rogue River, the Company repurchased a 21.6% interest in the La Balsa project held by The Astra Ventures Inc. (“Astra”) a Company controlled by a Director of the Company. The Company had agreed to repay capital contributions made by Astra to Fischer- Watt in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu /Rogue River. The Company has repaid $864,068 to Astra.

As consideration to Astra for the lost business opportunity, the Company has agreed to grant an option to it for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in 2005.

The Company had no revenue for the year ended January 31, 2008 but had other income of $1,574,796 being the balance of the last two tranches due from Nexvu/Rogue River regarding the sale of Montoro of $1,490,000 and $75,000 in fees from Nexvu/Rogue River related to the extension of payment dates. Additionally, the Company received interest income of $18,179.

Exploration expenses for the year amounted to $152,471 vs. $36,784 the previous year, and general and administrative expenses for the year were $309,370 vs. $320,322 the previous year. During the current year, the Company repaid $576,045, the remaining balance owing to Astra on the original debt of $864,068 in connection with the sale of Montoro.

Astra is a company controlled by a Director of FWG. The money was provided chiefly for exploration work to be undertaken on the La Balsa project, and in return Astra had earned a 21.6% interest in the project.  This debt was assumed by the Company as part of the sale to Nexvu/Rogue River for $2,235,000 of the Company’s 65% interest in Montoro.

Operations

At January 31, 2008, the Company had $182,391 in cash on hand vs. $466,370 at January 31, 2007. As a result of the sale of Montoro, the Company was able to reduce liabilities by $1,227,880 to $788,399 at January 31, 2008.

During the year ended January 31, 2008 the Company completed surface soil and rock-chip geochemical surveys on its Cruce project in Pinal county, Arizona. Following the successful delineation of several surface geochemical gold anomalies, the Company carried out a 5,000 foot drilling program. A total of 63 shallow Air-track holes were completed to test the subsurface continuity of the mineralization under the surface anomalies. The Company is encouraged by its results to date but detailed plans for further exploration in the coming fiscal year have not yet been drawn up.

During the year ended January 31, 2008, the Company completed a four-hole drill program on the Cambridge property in Lyon county, Nevada. A total of 1,280 feet of reverse-circulation drilling tested a 300 foot length of the Cambridge vein’s north-east trending strike down to a depth of 200 feet below its surface outcrop. While weak mineralization was encountered in the holes, the vein appears to have low economic potential and the Company has decided to return the property to the optionor.

Additionally, the Company is seeking to acquire an advanced-stage precious metal and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. The Company’s chief area of interest is in the southwestern United States. Numerous opportunities have been evaluated over the past year. The Company’s evaluation team have looked at both potentially high-grade underground situations as well as lower grade open-pittable scenarios.

The Company currently has sufficient capital to conduct its business during the next fiscal year, but does not necessarily have sufficient capital to carry out any significant exploration program or to acquire a significant property.

Cautionary Statements

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

The Company may be required to prepare and present to governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The Company will be responsible for reclamation costs. Reclamation requirements vary depended on the location and the managing agency, but they are similar in that they aim to minimize long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

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

Title of Properties

Properties are held under mining concessions, leases or claims granted by the appropriate authorities. In most cases the  controlled area does not include surface rights. The surface access is subject to successful negotiations with the owners, subject to the appropriate laws and regulations.

Foreign Operations

The Company has completed the sale of its interests in Mexico and has no foreign operations.

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

Exploration and Development Risks

Exploration and mining operations are subject to all the hazards and risks typically inherent to the mining industry, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Personnel are exposed to numerous risks associated with mining, such as unstable geological conditions, and processing of large volumes of materials using mechanized equipment. In addition, there is no certainty that the expenditures to be made by the Company will result in discoveries of commercial quantities of metals. The probability of an individual prospect ever having “reserves” that meet the requirements of Industry Guide 7 is extremely remote, in all probability the properties do not contain any reserves, and any funds spent on exploration will probably be lost. Risk of loss by theft by employees is relatively high and a high degree of security is required to mitigate such loss.

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

Item 2.  DESCRIPTION OF PROPERTY

SUMMARY

The following is a description of the Company's mineral properties.  The Company holds an interest in a mineral property in Arizona and in Nevada.

CRUCE PROJECT

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce exploration project. This property is located in northwest Pinal County, Arizona in T8S, R14E, section 16 and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

Location

The original property is situated on a 60 acre State lease identified as permit number 08-108712. The Company has now staked additional lode claims, designated as CR 3 – 45, on surrounding BLM ground covering an area of approximately 760 acres. The property lies about 30 miles north of Tucson, AZ. The county maintained Willow Springs Road, accessible year-round from Oracle Junction, crosses the property. A high-voltage transmission line cuts across the property. There is no other infrastructure in the area.

Geology

Gold mineralization on the property is hosted within faulted blocks in well-altered sections of the pre-Cambrian age Oracle granite.  Stockwork-type gold mineralization has developed within a highly altered, mylonitised, intrusive rock unit now exposed at the surface. To the east, the area is covered by Tertiary age volcanic rocks.

History

Adits, shallow shafts and pits of unknown historic age are in evidence on the property. Early work by prospectors was centered around the Hot Boy inclined shaft. This shaft was deepened to a depth of 165 feet by a Mr. Cruce who made several shipments of ore before abandoning the property.

In the early 1960's the Inspiration Copper Company carried out a 20 hole diamond drilling program in search of copper. Hydrothermally altered rocks containing copper mineralization were encountered but, due to a complicated land situation, Inspiration did not continue its exploration.

In the early 1980's, core drilling north-east of the Hot Boy shaft by a private partnership reportedly intercepted 106 feet of gold mineralization grading 0.044 ounces of gold per ton (oz.Au/t). This included an intercept of 0.153 oz.Au/t from surface to a depth of 24 feet. Strong gold mineralization in this area was further substantiated in 1987 by a reverse circulation drill hole that intersected 0.054 oz.Au/t from a depth of 30 feet to 60 feet. This included a 5 foot interval of 0.198 oz.Au/t.

A work program in 1986 and 87 included surface rock chip and soil sampling on a 200 x 100 foot grid over a 7,000 foot strike length. Approximately 330 rock samples defined several north-south elongate geochemical anomalies exceeding 1 part per million (ppm) gold. Of particular interest, southeast of the Hot Boy shaft, was a 2.6 ppm rock chip zone measuring about 500 feet across in an east-west direction and 1,200 feet north-south. The work program included an 11 hole reverse-circulation drill campaign totaling 705 feet. Highlights of this drilling included 30 feet of 0.054 oz.Au/t, 15 feet of 0.015 oz.Au/t and 30 feet of 0.023 oz.Au/t.

Between 1988 and 1990, Freeport McMoRan Gold Company carried out geological mapping, a four line Induced Polarization and Resistivity geophysical survey and a wide-spaced 14 hole reverse-circulation drilling program totaling 5,805 feet. Hole CR-4 from surface to a depth of 60 feet returned an average grade of 0.032 oz.Au/t.

Current Exploration

In July 2007, Fischer-Watt completed its first, limited, soil and rock-chip geochemical survey on the property. This first pass survey, along with geological mapping, covered an area of about 1,000 x 1,500 meters. Over two hundred samples were taken at approximately 20 meter intervals on a sampling grid with 40 meter line spacing.

This survey located two parallel zones of anomalous gold mineralization trending north-northwest and dipping gently to the east, referred to as the East and West Zones. Both these zones appeared to extend beyond the limits of the initial survey grid.

On the east side of the sampling grid the East Zone anomaly, lying immediately adjacent to the Hot Boy shaft, was identified as extending for over 100 meters with several gold-in-soil analyses grading in the 1000 to 1650 parts-per-billion (ppb) range. Two historical holes drilled some distance to the east intersected gold mineralization near surface, indicating that the surface anomaly dips gently to the east. Further surface geochemical sampling has now extended the East Zone for up to 450 meters along a south-southeast trend from the Hot Boy shaft. The zone ranges in widths from 30 to 70 meters with the core of this anomaly being identified by 5 samples exceeding 1 part per million (ppm) gold, with the highest being 1.678 ppm. This is the strongest anomaly defined on the property to date.

In addition, evidence was also found of the possible existence of higher-grade veins that could represent the feeder system to the stockworks seen in surface outcrops. Two notable rock-chip samples assayed at 0.455 and 0.223 oz.Au/t. Follow-up work at these localities will be carried out to identify potential high-grade vein systems that may have acted as feeders into the diffuse lower grade mineralization.

Sampling on the west side of the grid identified the West Zone anomaly over a 75 meter width and 250 meter length as a greater than 500 ppb gold-in-soil anomaly with one analysis at 2405 ppb. A hole in the center of this area, designated as CR-4 and drilled by Freeport Gold Inc. in the early 1990’s, reportedly encountered mineralization grading 0.032 oz.Au/t from surface to a depth of 60 feet. The zone remains open at both its north and south ends and recent sampling indicates that there may be an extension of the zone lying approximately 100 meters to the north.

Further geochemical surveys and geological mapping has resulted in the identification of two additional anomalous zones; the South zone to the southeast of the West zone and the Copper Oxide zone to the southeast of the East zone anomalies.

At the south end of the project area the South Zone has been identified based on the silicification and gossanous textures along contact boundaries of a 2 meter wide aplite dike for a 200 meter length. Continuing north for a further 300 meters is a 75 to 100 meter wide exposure of sheared and brecciated rocks with a lot of old surface workings and prospect pits. Rock samples assaying up to 0.5 oz.Au/t have been collected on the surface.

The fourth area, referred to as the Copper Oxide Zone, is a recently identified area where a series of east and southeast dipping faults have been recognized as potential conduits for mineralizing fluids giving rise to a surface geochemical copper anomaly.

All the geochemical samples were analysed for multi-elements by International Plasma Labs Ltd. in Richmond, B.C. Canada.

During the first quarter of 2008, Fischer-Watt carried out its first drill program on the property. The Company used an Air-track drill rig to drill a close-spaced grid of 63 shallow holes to test three of the four anomalous zones; the East, West and Copper Oxide zones. Holes were drilled along a series of east-west oriented lines spaced 30 or 60 meters apart with holes along each line being 10 or 20 meters apart. The holes were about 80 feet in depth with 5,000 feet of drilling being completed. Readers are cautioned that an Air-track drill is used solely as a reconnaissance tool since the hole is unlined which may result in some contamination of samples. However, it provides an excellent, low-cost method of collecting indicative samples.

East Zone

A total of 33 vertical holes were drilled along 8 lines for a total footage of 2,574 feet. Gold mineralization is found within a mylonitised series of shear-faults cutting through the pre-Cambrian age granite. The mineralization has been traced by this drilling for a distance of 700 feet along strike, and down-dip for about 250 feet. To the east, the zone becomes covered by a layer of Tertiary age volcanic rocks where drilling to test the continuation of the zone has not yet been carried out. Continuity of mineralization was good throughout the zone.

Each of the drill holes was approximately 80 feet deep and samples were taken in each hole over 10 foot intervals along the entire length of each hole. Of the 33 holes drilled in this area, 24 of them contained mineralization of at least 0.007 oz.Au/t over 10 feet. Of these, the following 14 vertical holes returned stronger and longer sections of mineralization:

Hole #	oz.Au/t	interval ft.
A-5	0.033	70
A-6	0.017	30
A-8	0.015	60
A-9	0.014	70
A-10	0.022	40
B-5	0.011	50
C-4	0.010	80
C-5	0.020	40
D-3	0.023	40
E-4	0.019	60
E-6	0.026	70
E-8	0.020	50
F-1	0.015	40
F-2	0.017	40

West Zone

A total of 23 holes were drilled along 10 lines for a total footage of 1,802 feet. The geological setting, and the strike and dip of the mineralization, is the same as in the East Zone. This drilling has traced the mineralization along strike for about 800 feet and down-dip for about 250 feet. The zone remains open to the northwest where gossanous outcrops can be seen on the surface. Beyond this area there are numerous surface pits that were dug by earlier prospectors giving an indication that the mineralization continues in this direction.

Of the 23 holes drilled in this zone, 21 of them returned assays with at least 0.007 oz.Au/t over 10 feet. The following 12 holes returned stronger and longer sections of mineralization:

			All holes are vertical
Hole #	oz.Au/t	interval ft.	unless otherwise noted

M-2	0.014	40
N-1	0.019	50
O-2	0.023	80
O-3	0.036	30
O-4	0.016	60
P-3	0.017	80
R-1	0.015	70	-60 west
S-1	0.027	50	-50 west
T-1	0.018	80
T-2	0.025	80	-60 west
T-3	0.014	40	-60 west
U-1	0.013	70	-65 west

Copper Oxide Zone

A total of 7 holes were drilled along 4 lines for a total of 570 feet in this zone. The continuity of the copper and gold mineralization is good throughout the zone but at sub-economic grades. The highest copper grade encountered was 0.72 % Cu over 10 feet at a depth of 60–70 feet in hole I-1, which was the hole collared furthest to the east. A prospective target therefore remains untested here where mineralization is inferred to continue down-dip along the detachment fault.

All the drill samples were analyzed by fire-assay at Jacobs Assay Office in Tucson, AZ.

The results of this drill program indicate that Fischer-Watt has located two zones of pervasive low-grade gold mineralization.. Each of these two zones strikes in a northwest direction, has a true thickness of about 50 foot, lies just below the surface, and dips gently to the east at about 30 degrees. Gold mineralization on the Cruce property is therefore in a favorable structural setting that could be amenable to open-pit mining. As a result of this success, Fischer-Watt will be drawing up plans to continue with its exploration and evaluation of this property.

The Cruce project currently has no reserves and there is no assurance that the project will advance from its present exploration stage.  All of Fischer-Watt’s exploration on the property to date has been carried out under the supervision of the Company’s geological consultant, Mr. N. Barr, a qualified and experienced geologist with extensive local geological knowledge. The property has also been physically examined in the field on several occasions by the Company’s President, Mr. P. Bojtos P.Eng., who is a qualified geologist.

The work programs to date have cost approximately $80,000, which was funded from the Company’s treasury. The Company expects to continue with exploration on this property over the coming year.

CRUCE PROPERTY LOCATION
PINAL COUNTY
ARIZONA

ARIZONA
Pinal

Gila River Indian Reservation
Sacaton
Florence Military Reservation
White Canyon Wilderness
GILA
Needle's Eye Wilderness
San Carlos Indian Reservation
Kearny
Valley Farms
Coolidge
Randolph
Hayden
Dudleyville
Winkelman
Casa Grande
Aravaipa Canyon Wilderness
CRUCE
Eloy
Picacho
Mammoth
Oracle
San Manuel
Coronado National Forest
PINAL
PIMA
Marana
Ironwood Forest National Monument
Silver Bell
Rillito
GRAHAM
COCHISE
N
Jaynes
TUCSON
Tohono O'odham Indian Reservation
Saguaro National Park
South Tucson
Davis-Monthan Air Force Base
San Xavier Indian Reservation
© 2008 Rand McNally

All rights reserved. Use subject to license: www.randmcnally.com/legal. © 2008 Rand McNally.

CAMBRIDGE MINING DISTRICT PROJECT

On August 1, 2006, the Company entered into an option agreement with Grandcru Resources Corporation ("Grandcru") of Vancouver B.C. to acquire Grandcru's rights to 19 claims in the Cambridge Mining District located 23 miles south of Yerrington,,  Nevada, in Lyon county. Under the terms of the agreement Fischer-Watt could acquire a 100% interest in the property by completing the following:

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

Location

The property, in T10N, R27E, section 1 is comprised of 18 lode claims, identified as CMV 1 –18, and 1 placer claim, identified as CM 1, located entirely on BLM ground in the historic Cambridge Mining District. It covers an area of approximately 360 acres, at a moderate elevation of approximately 5,400 feet above Sea Level. The property can be accessed by car year round via county maintained roads. There is no infrastructure at the site.

Geology

The District is in the Walker Lane geological trend of western Nevada. The Cambridge Vein is a structurally complex, shear hosted, north-south trending, quartz vein system. The veining is hosted in a weakly altered to unaltered coarse-grained quartz monzonite granitoid of Cretaceous age. The veining is believed to be of a mesothermal nature and contains high-grade gold in places. The vein is known to extend along a strike of 1,200 meters and dips at approximately 60 degrees west. There are flexures along the strike and dip of the vein along with intersecting structures and splays. This geological complexity increases the potential of high-grade shoots occurring along the vein as well as multiple vein systems.

History

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

No exploration drilling has ever been carried out on the property. In a recent surface sampling campaign, by others, it was found that one third of the 32 samples taken along the outcropping vein had grades greater than 10 ppm gold, with several being over 30 ppm.

Current Exploration

The Company carried out exploration programs during the summer and fall of 2007 under the supervision of the Company’s consulting Geologist, Mr. M. Johnson, a qualified and experienced geologist. The property has been physically examined in the field by both Mr. Johnson and the Company’s President, Mr. P. Bojtos P.Eng., a qualified geologist. The work included a surface geological assessment followed by an application for a drilling permit and a subsequent drilling campaign designed to help trace the vein's geometry as well as help determine where high-grade gold shoots may occur.

In October 2007, Fischer-Watt completed a four-hole drill program to explore the down-dip potential of the Cambridge vein. A total of 1,280 feet of reverse-circulation drilling tested a 300 foot length of the vein’s north-east trending strike down to a depth of about 200 feet below its surface outcrop. This enabled Fischer-Watt's geologists to define the extent of the gold mineralization.

Although weak mineralization was encountered in the holes it appears that the vein has low economic potential. All the samples were analysed at American Assay Laboratories Inc. in Sparks, NV. Fischer-Watt does not intend to carry out any additional work and will therefore relinquish the property back to the optionor. The project has no reserves.

The work program cost approximately $50,000, which was funded from the Company’s treasury.

CAMBRIDGE MINING DISTRICT
LOCATION MAP

NEVADA

Nevada
0 30 60 120 Miles
Kings Beach
Virginia City
Carson City
South Lake Tahoe
Minden
Gardnerville
Yerington
Fallon Naval Air Station
Walker River Indian Reservation
Nevada
CAMBRIDGE MINING DISTRICT
Markleeville
California
N
Babbitt
Hawthorne
Hawthorne Army Ammunition Depot
Toiyabe National Forest
Stanislaus National Forest
NV
CA
15 km.
10 mi
© 2008 Rand McNally
431
28
50
395
341
89
88
4
338
208
339
95
359
182
108

All rights reserved. Use subject to license: www.randmcnally.com/legal. © 2008 Rand McNally.

Item 3.  LEGAL PROCEEDINGS

NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER

              MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF

              EQUITY SECURITIES

Market Information

The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

	HIGH BID	LOW BID

Year Ended January 31, 2008
Quarter ended April 30, 2007	$ 0.08	$ 0.07
Quarter ended July 31, 2007	0.06	0.06
Quarter ended October 31, 2007	0.07	0.07
Quarter ended January 31, 2008	0.05	0.05

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

At the close of the fiscal year there were 658_beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 28% of the outstanding stock, through various trusts.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

For the fiscal year ended January 31, 2008, the Company reported net income of $729,837 compared to net income of $233,471 the previous year.

The Company had no revenue during the year from production as the Company had no properties in production.

During the year ended January 31, 2008, the Company received the final two tranches regarding the sale of Montoro. This amounted to $1,490,000 plus fees of $75,000 for extension of closing dates. The final payment was received July 9, 2007.

The Company incurred exploration costs during the year of $152,471 vs. $36,784 for the year ended January 31, 2007. The Company anticipates continued expenditure in the coming year on the Cruce property in Arizona.

General and administrative expenses for the fiscal year ended January 31, 2008 amounted to $309,370 vs. $320,322 the previous year. General and administrative costs are closely monitored and the Company employs fewer personnel than in the past.

The Company also incurred interest expense of $8,383 to related parties vs. $10,250 to related parties the previous year. This payment was related to outstanding loans of $205,000 which at the year end had been reduced to $30,000.

Liquidity and Financial Condition

The Company had cash on hand at January 31, 2008 of $182,391 after receipt of all proceeds from the sale of Montoro and after retirement of certain loans which were outstanding. The Company paid all taxes applicable on Montoro to the Mexican government. For the fiscal year ended January 31, 2008, this amounted to $383,118.

Current liabilities amount to $788,399, a significant reduction from current liabilities the previous year of $2,016,279. Current assets amount to $230,827, resulting in a working capital deficit of $557,572 at January 31, 2008. Current liabilities consist of accounts payable and accrued expenses of $98,462, notes payable and shareholder accruals of $689,937.

While the working capital deficit of $557,572 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $34,000, and that its working capital position will allow it to fund this debt. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced net income of $729,837 and $233,471, however, this income resulted from the sale of Montoro. In spite of the profit in the current year, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

The Company did not complete any private placement financing during the fiscal year ended January 31, 2008, but did issue shares in reduction of outstanding debt. The Company will continue to explore options for financing as it addresses its exploration program for 2008 and examines other resource property opportunities.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

Managements primary aim is to acquire an advanced-stage precious and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. Our chief area of interest is in the southwestern United States and numerous situations have been evaluated over the past year. Management has looked at both high-grade underground projects as well as lower-grade open-pittable ones with a view to completing such a strategic acquisition.

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

Item 7.   FINANCIAL STATEMENTS.

See Index to Financial Statements attached hereto.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

               ACCOUNTING AND FINANCIAL DISCLOSURE

The Company retains Stark Winter Schenkein & Co., LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year.

Item 8A  CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROLS

OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of January 31, 2008, the Company's internal control over financial reporting is effective based upon those criteria.

Item 8B.  OTHER INFORMATION.

None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

              PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH

              SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers:

The following table sets forth certain information as to all directors and executive officers of Fischer-Watt:

		Positions Held	Position
Name	Age	With the Company	Held Since

Peter Bojtos	59	Director	April 24, 1996
		Chairman,President & CEO	August 4, 2005

James M. Seed	67	Director	June 1, 1996

George Beattie	80	Director	August 27, 1993

Gerald D. Helgeson	74	Director	March 14, 1994
		Secretary

William Rapaglia	61	Director	October 10, 2003

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

Following a 12 year career at Kerr Addison Mines, Limited, where he was latterly Vice-President – Corporate Development, Mr. Bojtos in 1992 became President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer-Watt Gold Company, Inc., in April 1996 and became Chairman, President and CEO, and acting Chief Financial Officer of the Company on August 4, 2005.

JAMES M. SEED

James Seed was born on April 4, 1941. He is a graduate of Brown University (1963) and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Inc. and The Astra Projects Inc., both privately owned land development companies. He has been with these companies since 1979.

From November 1979 to May 1989, he was the President and Owner of Buffinton Box Company. From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spended his last two years there as Treasurer of the Corporation. Mr. Seed is a Commissioner of Rhode Island Investment Commission and a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of Brown University from 1984 to 1990.

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

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Fiscal Year	Fees$

Peter Bojtos,	2008	92,953
President, CEO	2007	50,000
	2006	50,000

The Company's chief executive officer is also a director. Directors receive no cash compensation for their services. All directors and officers participate in the Company's stock option plan.

No other director received compensation during the fiscal year ended January 31, 2008.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners, management and all owners of more than 5% of the outstanding common stock as of January 31, 2008.

Name and Address of	Amount and nature of
beneficial owner	beneficial ownership	% of Class

Cede & Co.	40,171,210 Shares	55.1%
P.O. Box 222	Owned indirectly. Note 1
New York, NY 10274

Peter Bojtos	5,225,267 shares	7.2%
Officer and Director	Owned directly and indirectly. Note 2
2582 Taft Court
Lakewood, CO 80215

James M. Seed	20,066,600 shares	27.54%
Director	Owned directly and indirectly, Note 2, 3
70 South Main Street
Providence, RI 02903

George Beattie	3,838,727 shares	4.9%
Director	owned directly and indirectly, Note 2
19507 East Shannon Ave.
Spokane Valley, WA 99016

Gerald D. Helgeson	400,000 shares	0.6%
Officer and Director	Owned indirectly, Note 2, 4
3770 Poppy Lane
Fallbrook, CA 92028

William Rapaglia	505,400 shares	0.07%
Director	Owned directly, Note 5
1821 Hillandale Road
Durham, NC 27705

Directors and	30,035,994 shares	41.22%
Officers as a Group	owned directly, and indirectly
(Five persons)

Note 1 - Cede & Company is a brokerage clearing company.

Note 2 - The options to purchase shares are shown below.

Note 3 - James M. Seed owns shares, options and warrants directly and through various related companies and trusts.

Note 4- Mr. Helgeson has assigned all of his shares and options to his wife, Madelynne Helgeson.

Current options outstanding at January 31, 2008:

	Amount	Price	Granted	Expires

George Beattie	100,000	$0.115	07/06/04	07/31/09
	500,000	0.10	07/27/06	07/27/11
	300,000	0.10	5/22/07	05/22/12

James Seed	100,000	$0.115	07/06/04	07/31/99
	500,000	0.10	07/27/06	07/27/11
	300,000	0.10	5/22/07	05/22/12

Peter Bojtos	100,000	$0.115	07/06/04	07/31/99
	500,000	0.10	07/27/06	07/27/11
	300,000	0.10	5/22/07	05/22/12

Gerald Helgeson	500,000	$0.05	06/30/02	06/30/09
	100,000	0.115	07/06/04	07/31/09
	500,000	0.10	07/27/06	07/27/11
	300,000	0.10	05/22/07	05/22/12

William Rapaglia	500,000	$0.05	11/13/03	06/30/09
	100,000	0.115	07/06/04	07/31/09
	500,000	0.10	07/27/06	07/27/11
	300,000	0.10	05/55/07	05/22/12

	5,500,000

Current warrants outstanding at January 31, 2008:

There are a total of 9,800,000 warrants outstanding at January 31, 2008 of which 5,000,000 are with affiliates and 4,800,000 with non-affiliates.

The warrants have been extended to January 15, 2009 and are exercisable at $0.10 per share. Should the market price be over $0.15 for 20 days, then the Company has the right to call for exercise and those who do not exercise will be cancelled.

Indebtedness of Directors and Officers

No Company directors or officers are indebted to the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                DIRECTOR INDEPENDENCE.

During the year, the sale of Montoro in Mexico was completed. In order to carry out the transaction, the Company reacquired the interest held by Astra, a company controlled by a Director, that in turn had advanced funds in the amount of $864,068 for an interest of 21.6% in La Balsa. The Company  assumed the liability of $864,068 due to Astra and this amount has been repaid.  Additionally the Company agreed to compensate Astra with share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.

Due to severe cash shortages in recent years, executives of the corporation had been deferring the payment of their fees and expenses and had loaned money to the Company. Mr. George Beattie, former President and Chief Executive Officer, is owed $296,667 for fees; Mr. Peter Bojtos, now Chairman, President and CEO, is owed $134,579 for fees and loans and $60,633 for expenses.

Item 13.  EXHIBITS.

Exhibit No.	Exhibit

3.1	By-laws of the Corporation. Amended and restated. Filed as Exhibit 3.3 to Form 10-QSB filed December 16,1996 and incorporated herein by reference.

10.1	Fischer-Watt Gold Company, Inc., non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

10.2	Agreement to Sale, dated November 21, 2000, between Fischer-Watt Gold Company, Inc. and Bullet Holdings, Inc., included with Form 8-K filed December 14, 2000 and incorporated herein by reference.

10.3

Letter Agreement, dated December 5, 2005, between Nexvu Capital Corp., Fischer-Watt Gold Company, Inc., and Minera Montoro, S.A. de C.V., filed as Exhibit 10.1 to Form 8-K filed December 7, 2005 and incorporated herein by reference.

10.4

Letter Agreement, dated June 27, 2006, between Rogue River Resources Corp. and Fischer-Watt Gold Company, Inc., filed as Exhibit 10.1 to Form 8-K filed June 7, 2006 and incorporated herein by reference.

10.5

Letter Agreement, dated July 14, 2006, and executed effective July 31, 2006, between Grandcru Resources Corporation and Fischer-Watt Gold Company, Inc., filed as Exhibit 10.1 to Form 8-K filed August 10, 2006 and incorporated herein by reference.

10.6

Stock Purchase Agreement, dated January 25, 2007, among Fischer-Watt Gold Company, Inc., as Seller, and Rogue River Resources Corp., as purchaser, and Minera Montoro, S.A. De C.V., filed as Exhibit 10.1 to Form 8-K filed February 16, 2007.

31.1	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

*

Filed Herewith.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in fiscal years January 31, 2008 and 2007.

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's  quarterly reports on Form 10-QSB for the past two years were $24,350 and $23,382 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax  compliance for the year ended January 31, 2008 was $11,250 and Nil in the previous year.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	April 30, 2008	By:	/s/ Peter Bojtos
Peter Bojtos
President, Chief Executive Officer,
(Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 30, 2008	By:	/s/ Peter Bojtos
Peter Bojtos
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	April 30, 2008	By:	/s/ Gerald D. Helgeson
Gerald D. Helgeson
Director, Secretary

Date:	April 30 2008	By:	/s/ James M. Seed
James M. Seed
Director

Date:	April 30, 2008	By:	/s/ George J. Beattie
George J. Beattie
Director

Date:	April 15, 2008	By:	/s/ William Rapaglia
William Rapaglia
Director

Fischer-Watt Gold Company, Inc. Financial Statements

________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended and the exploration stage period of February 1, 2001 to January 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, and the exploration stage period of February 1, 2001 to January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

April 25, 2008

__________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
January 31, 2008 and 2007

	2008	2007
ASSETS		restated

Current Assets:
Cash	$182,391	$466,370
Prepaid and other current assets	48,436	-

Total current assets	$230,827	$466,370

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$98,462	$98,586
Income taxes payable	-	173,750
Note payable - shareholders	30,000	781,045
Accounts payable and accrued expenses - shareholders	659,937	962,898

Total current liabilities	788,399	2,016,279

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 72,866,819 and 70,516,819 shares
issued and outstanding, respectively	72,866	70,516
Additional paid-in capital	16,229,341	15,969,191
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(1,519,414)	(2,249,251)

	(557,572)	(1,549,909)

	$230,827	$466,370

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
Years Ended January 31, 2008 and 2007, and
February 1, 2001 (Inception of Exploration Stage) to January 31, 2008

			February 1, 2001
			(Inception of
			Exploration Stage)
	2008	2007	to January 31, 2008
		restated
Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	152,471	36,784	816,467
Writedown of inventory to market value	-	-	125,000
General and administrative	309,370	320,322	2,436,175

	461,841	357,106	3,427,642

(Loss) from operations	(461,841)	(357,106)	(3,383,402)

Other income (expense)
Interest expense	(8,383)	(10,250)	(58,019)
Relief of payables and other indebtedness	-	-	66,935
Other income	1,565,000	770,000	2,389,184
Interest income	18,179	4,577	22,756

	1,574,796	764,327	2,420,856

Income (loss) before income taxes	1,112,955	407,221	(962,546)

Income taxes	(383,118)	(173,750)	(556,868)

Net income (loss)	$729,837	$233,471	$(1,519,414)

Per share information - basic and fully diluted

Net income (loss) per share
	$0.01	$0.00	$(0.03)
Fully-diluted	$0.01	$0.00	$(0.03)

Weighted average shares outstanding
Basic	71,400,016	69,910,792	54,968,664
Fully-diluted	97,600,016	87,260,792	54,968,664

See the accompanying notes to the consolidated financial statements

_______________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Years Ended January 31, 2008 and 2007, and
February 1, 2001 (Inception of Exploration Stage) to January 31, 2008

			February 1, 2001
			(Inception of
			Exploration Stage)
	2008	2007	to January 31, 2008
		restated

Cash flows from operating activities:
Net income (loss)	$729,837	$233,471	$(1,519,414)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Writedown of inventory to market value	-	-	125,000
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Issuance of common stock for services and other non-cash items	24,500	38,500	207,064
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock option expense	88,000	106,000	194,000
Changes in assets and liabilities:
Inventory	-	-	50,000
Other current assets	(48,436)	-	(48,436)
Accounts payable	(124)	25,526	156,071
Income taxes payable	(173,750)	173,750	-
Accounts payable and accrued expenses - shareholders	(190,461)	-	555,856

Total adjustments	(300,271)	343,776	1,337,932

Net cash provided by (used in) operating activities	429,566	577,247	(181,482)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common shares and stock
subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	-	40,500
Repayment of note payable - shareholder	(713,545)	(288,023)	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	(713,545)	(288,023)	343,486

Increase in cash and cash equivalents	(283,979)	289,224	162,004

Cash and cash equivalents, beginning of period	466,370	177,146	20,387

Cash and cash equivalents, end of period	$182,391	$466,370	$182,391

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$383,118	$173,750	$556,868

Non-cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$864,068	$864,068
Conversion of notes payable and accrued interest to common stock	$37,500	$150,000	$187,500
Conversion of amounts due to shareholders to common stock	$12,500	$40,000	$202,500
Conversion of amounts due to shareholders upon exercise of
stock warrants	$100,000	$16,000	$116,000
Common shares issued for stock subscriptions	$-	$240,971	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' (Deficit)
Years Ended January 31, 2002 to 2008

					Accumulated (Deficit)
						During
	Common Stock		Additional	Capital Stock	Before	Exploration
	Shares	Amount	Paid-in Capital	Subscribed	Exploration	Stage	Total

Balance, January 31, 2001	44,398,384	$ 44,398	$ 14,476,921	$ 41,250	$ (15,353,115)	$ -	$ (790,546)

Contribution to capital	-	-	263,263	-	-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)	-	-	-
Issuance of stock for services at $0.03 per share	1,000,000	1,000	24,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(634,552)	(634,552)

Balance, January 31, 2002	46,223,384	46,223	14,804,609	-	(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-	-	-	271,305
Issuance of stock options for services	-	-	75,500	-	-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000	-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750	-	-	12,750
Net (loss)	-	-	-	-	-	(586,422)	(586,422)

Balance, January 31, 2003	46,473,384	46,473	15,176,164	42,750	(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-	-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)	-	-	-
Discount on stock issued to affiliates	-	-	57,000	-	-	-	57,000
Stock subscriptions for cash at
$0.02 to $0.14 per share	-	-	-	166,282	-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-	-	-	117,204
Net (loss)	-	-	-	-	-	(561,865)	(561,865)

Balance, January 31, 2004	50,642,384	50,642	15,505,699	179,032	(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560	-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)	-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-
Contribution to capital	-	-	25,000	-	-	-	25,000
Issuance of stock and subscription
for services at $0.08 per share	20,000	20	1,580	70,000	-	-	71,600
Issuance of stock for cash at $0.07 per share	400,000	900	27,411	-	-	-	28,311
Stock subscriptions for cash
at $0.05 to $0.10 per share	-	-	-	154,971	-	-	154,971
Net (loss)	-	-	-	-	-	(474,858)	(474,858)

Balance January 31, 2005	53,469,111	53,469	15,708,065	253,721	(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	(864,068)
Contribution to capital	-	-	50,500	-	-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)	-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765				25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-	-	-	250,000
Issuance of stock in settlement
of debt at $0.05 per share	6,000,000	6,000	294,000	-	-	-	300,000
Net (loss)	-	-	-	-	-	(225,025)	(225,025)
	-	-	-	-	-	-	75,000
Balance January 31, 2006	69,166,819	69,166	15,695,041	12,750	(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-	-	-	75,000
Issuance of stock in settlement of
shareholder payable at $0.10 per share	400,000	400	39,600	-	-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-	-	-	38,500
Issuance of stock options for services	-	-	106,000	-	-	-	106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Net income	-	-	-	-	-	233,471	233 ,471

Balance January 31, 2007 (restated)	70,516,819	70,516	15,969,191	12,750	(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of
shareholder payable at $0.05 per share	250,000	250	12,250	-	-	-	12,500
Issuance of stock in settlement of note
payable at $0.05 per share	750,000	750	36,750	-	-	-	37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-	-	-	24,500
Issuance of stock options for services	-	-	88,000	-	-	-	88,000
Exercise of stock warrants at $0.10 per share	1,000,000	1,000	99,000	-	-	-	100,000
Net income	-	-	-	-	-	729,837	729,837

Balance January 31, 2008	72,866,819	$ 72,866	$ 16,229 ,341	$ 12,750	$ (15,353,115)	$ (1,519,414)	$ (557,572)

See the accompanying notes to the consolidated financial statements

___________________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

Effective February 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R), as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

Environmental and Reclamation Costs

The Company currently has two active reclamation projects at its drilling sites.  Expenditures relating to ongoing environmental and reclamation programs would either be expensed as incurred or capitalized and depreciated depending on the status of the related mineral property and their future economic benefits. The recording of provisions generally commences when a reasonably definitive estimate of cost and remaining project life can be determined.

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

Concentration of Credit Risk

The Company maintains cash in accounts which may, at times, exceed federally insured limits.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2008 or 2007.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Management has not identified any material impairment losses as of the date of these financial statements.

Loss Per Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents are not considered in the computation.

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

Restatement

The January 31, 2007 financial statements have been restated to reclassify $75,000 of debt owed to a shareholder that was forgiven.  The financial statement effect of this reclassification is as follows:

	As Reported	Restated

Net income	$308,471	$233,471
Additional paid-in capital	$15,894,191	$15,969,191
Accumulated deficit	$(2,174,251)	$(2,249,251)

In addition, certain information in the January 31, 2007 financial statements has been reclassified to confirm to the current year presentation.  There is no effect on previously reported net income or earnings per share.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective on January 1, 2009.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  This statement replaces SFAS 141, Business Combinations.  The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

Note 2.  Financial Condition, Liquidity, and Going Concern

At January 31, 2008, the Company had stockholders' and working capital deficits of $557,572. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During 2005, the Company entered into an agreement to sell its holdings in a property located in Mexico (see Note 7).  This transaction was completed on July 9, 2007, and the Company no longer holds any interest in Mexico other than a possible future royalty.

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

Note 3.  Notes Payable - Shareholders

In 2004, a shareholder advanced $175,000 to the Company by the direct payment for the Company’s gemstone inventory. During the year ended January 31, 2008, this loan plus accrued interest was fully repaid.

In 2005, another shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan bears interest at 5% per annum and is due on demand.

On December 5, 2005, the Company agreed to repay prior capital contributions made by The Astra Ventures Inc. (“Astra”), a Company controlled by a related party, in the amount of $864,068 in exchange for Astra’s 21.6% joint venture interest in the La Balsa property. During the year ended January 31, 2008, this loan was fully repaid.

Note 4.  Stockholders' (Deficit)

During the year ended January 31, 2002, Astra contributed $263,263 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.  The Company issued 825,000 shares of common stock which had been subscribed for in a prior year.  The Company issued 1,000,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.

During the year ended January 31, 2003, Astra contributed $271,305 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.  The Company issued 250,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.  During the year ended January 31, 2003, the Company received cash aggregating $30,000 related to a stock subscription for 1,000,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003.

During the year ended January 31, 2004, Astra contributed $129,500 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.  The Company issued an aggregate of 3,169,000 shares of common stock for cash of $117,204.  In addition, the Company accepted stock subscriptions for 1,300,000 shares of common stock for cash of $35,000 and 937,727 shares of common stock for the forgiveness of salary due to an officer of $131,282. One of the cash subscriptions for 1,050,000 shares is with an affiliate and the discount on the shares from fair market value of $31,500 has been charged to operations during the year ended January 31, 2004.

During the year ended January 31, 2005, Astra contributed $25,000 to the capital of the Company to be used primarily for the identification and assessment of new mining properties.  The Company issued 1,906,727 shares of common stock for stock subscriptions of $157,842. The Company issued 400,000 shares of common stock for cash aggregating $28,311. In addition, certain affiliates exercised options to purchase 500,000 shares of common stock for $5,000. The Company also issued 20,000 shares of common stock for services and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services. In addition the Company received $154,971 for stock subscriptions.

During the year ended January 31, 2006, the Company issued 3,392,308 shares of common stock for stock subscriptions of $239,971. The Company issued 5,800,000 shares of common stock for cash aggregating $250,000. In addition, loans outstanding in the amount of $250,000 were converted to 6,000,000 shares of common stock.  The Company issued 505,400 shares of common stock for services valued at fair market value of $25,270.  In addition, $864,068 of capital contributions made by Astra in prior years were reclassified as notes payable.

During the year ended January 31, 2007, the Company issued 400,000 shares of common stock at $0.10 per share in settlement of amounts to due a shareholder. The Company issued 550,000 shares of common stock for services valued at fair market value of $38,500, and issued options valued at $106,000.  In addition, a shareholder exercised warrants to purchase 400,000 shares of common stock at $0.04 per share, reducing amounts owed by the Company in the amount of $16,000.

During the year ended January 31, 2008, the Company issued 350,000 shares of common stock for services valued at fair market value of $24,500, and issued options valued at fair market value of $88,000.  Two directors exercised stock options for a total of 1,000,000 shares of common stock at $0.05 per share in exchange for debt of $50,000. In addition, the Company issued 1,000,000 warrants which were exercised in settlement of amounts due to a shareholder.

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

During the year ended January 31, 2008, the Company granted 1,500,000 options to directors and 500,000 options to non-affiliates at a price of $0.10 per share, expiring May 22, 2012.  In addition, the Company extended the expiration date for 1,000,000 options that were due to expire during the year ended January 31, 2008.

During the year ended January 31, 2007, the Company granted 2,500,000 options to directors and 150,000 options to non-affiliates at a price of $0.10 per share, expiring July 27, 2011

Effective February 1, 2007, the Company implemented the rules of SFAS 123(R), “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of options granted under the Company's stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R).  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

For the year ended January 31, 2008, the Company recorded stock option compensation expense of $88,000 based on the following assumptions:  expected life of 4.75 years, stock price of $0.07 per share at date of grant, dividend yield of 0$, expected volatility of 0.8738 and risk-free interest rate of 4.0%.

For  the year ended January 31, 2007, the Company recorded stock option compensation expense of $106,000 based upon the following assumptions:  expected life of 2 years, stock price of $0.07 per share at date of grant, dividend yield of 0%, expected volatility of 1.227 and risk-free interest rate of 3.8%.

The following table summarizes the stock option activity:

		Weighted-average
	Stock Options	Price per share

Outstanding at January 31, 2006	14,700,000	$0.29
Granted	2,650,000	$0.10
Exercised	-
Expired	(1,050,000)	$0.04

Outstanding at January 31, 2007	16,300,000	$0.28
Granted	2,000,000	$0.10
Exercised	(1,000,000)	$0.05
Expired	(900,000)	$0.05

Outstanding January 31, 2008	16,400,000	$0.28

The following table summarizes information about fixed-price warrants at January 31, 2008:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-	Weighted-
		Average	Average	Average
Range of	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05	1,000,000	1.5 yrs	$0.05	1,000,000	$0.05
$0.115	750,000	1.5 yrs	$0.115	750,000	$0.115
$0.10	2,650,000	3.5 yrs	$0.10	2,650,000	$0.10
$0.10	2,000,000	4.5 yrs	$0.10	2,000,000	$0.10
$0.30-$0.60	10,000,000	5.0 yrs	$0.40	10,000,000	$0.40

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table summarizes information about warrants at January 31, 2008:

		Warrants Outstanding		Warrants Exercisable
	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$0.10	9.800,000	1 yr	$0.10	9,800,000	$0.10

Note 6.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,	2008	2007

Domestic	$(452,045)	$ (362,779)
Foreign	1,565,000	770,000
Net income before taxes	$1,112,955	$ 407,221

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
Increase in net deferred tax asset	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $7.370 million at January 31, 2008, which expire through 2025. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carry forwards.

The deferred tax asset of approximately $2.5 million resulting from the net operating loss carry forwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more  likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

Note 7. Transactions With Related Parties

During the year ended January 31, 2008, the Company completed the sale of all of its interest in Minera Montoro to Rogue River Resources, Inc.(“Rogue River”). In order to effect the sale to Rogue River, the Company repurchased the 21.6% interest in the La Balsa property held by Astra, a Company controlled by a Director of the Company. The Company has repaid Astra the sum of $864,068 which was the amount originally advanced to acquire the 21.6% interest in the La Balsa property.

During the year ended January 31, 2008, the Company repaid a total of $190,461 to two shareholders for accounts payable and accrued expenses.  Another shareholder converted debt of $12,500 to exercise options at $0.05 per share and additional debt of $100,000 to exercise of warrants at $0.10 per share. Another shareholder exercised options of 750,000 shares at $0.05 per share for debt reduction of $37,500.  Notes payable of $175,000 plus accrued interest $24,383 due to a shareholder, were retired during the year.

During the year ended January 31, 2007, a shareholder forgave debt of $75,000 that was owed to him by the Company. In addition, a shareholder converted debt of $40,000 in exchange for 400,000 shares of common stock at $0.10 per share. Another shareholder converted debt of $16,000 to exercise warrants on  400,000 shares at $0.04 per share.