Form 10-Q
period 2008-04-30
FISCHER WATT GOLD CO INC
filed 2008-06-16
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 0-17386

FISCHER-WATT GOLD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0227654
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2582 Taft Court
Lakewood, Colorado 80215
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (303) 232-0292

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of June 5, 2008 was 72,866,819.

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

______________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30, 2008	January 31, 2008
ASSETS	(unaudited)

Current Assets:
Cash	$113,899	$182,391
Prepaid and other current assets	7,456	48,436

Total current assets	$121,355	$230,827

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$88,354	$98,462
Note payable – shareholders	30,000	30,000
Accounts payable and accrued expenses – shareholders	659,937	659,937

Total current liabilities	778,291	788,399

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 72,866,819 issued
and outstanding	72,866	72,866
Additional paid-in capital	16,229,341	16,229,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(1,618,778)	(1,519,414)

	(656,936)	(557,572)

	$121,355	$230,827

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			February 1, 2001
			(Inception of
	Three Months Ended	Three Months Ended	Exploration Stage)
	April 30, 2008	April 30, 2007	to April 30, 2008

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	25,342	15,279	841,809
Write down of inventory to market value	-	-	125,000
General and administrative	74,513	30,605	2,510,688

	99,855	45,884	3,527,497

(Loss) from operations	(99,855)	(45,884)	(3,483,257)

Other income (expense)
Interest expense	(375)	(2,563)	(58,394)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	795,000	2,389,184
Interest income	865	4,477	23,621

	490	796,914	2,421,346

Income (loss) before income taxes	(99,365)	751,030	(1,061,911)

Income taxes	-	(198,000)	(556,867)

Net income (loss)	$(99,365)	$553,030	$(1,618,778)

Per share information - basic and fully diluted

Net income (loss) per share
Basic	$0.00	$0.01	$(0.03)
Fully-diluted	$0.00	$0.01	$(0.03)

Weighted average shares outstanding
Basic	72,866,819	70,516,819	53,343,334
Fully-diluted	72,866,819	86,816,819	53,343,334

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			February 1, 2001
			(Inception of
	Three Months Ended	Three Months Ended	Exploration Stage)
	April 30, 2008	April 30, 2007	to April 30, 2008

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(68,492)	$341,921	$(249,974)

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	-	40,500
Repayment of note payable - shareholder	-	(288,023)	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	-	(288,023)	343,486

Increase (decrease) in cash and cash equivalents	(68,492)	53,898	93,512

Cash and cash equivalents, beginning of period	182,391	466,370	20,387

Cash and cash equivalents, end of period	113,899	520,268	113,899

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$198,000	$-

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

(UNAUDITED)

(1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

(2)

Mineral Properties

Since 1996, the Company has held a 65% interest in Minera Montoro S.A.de C.V. (“Montoro”) which in turn has a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates ("Ordonez") own the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a binding letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp for a total consideration of $2,235,000. An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ending January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first installment of $695,000 was received January 30, 2007 and the second installment of $745,000 was received on March 29, 2007. The final payment of $745,000 was received July 9, 2007 and as a result, the Company no longer holds any interests in Mexico. All applicable taxes owing to the Government of Mexico have been paid.

In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer-Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. As of October 31, 2007, the debt to The Astra Ventures Inc has been entirely repaid.

As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in 2005.

______________________________________________________________________________

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

(4)

Going Concern Consideration

The Company has incurred substantial operating losses of $16,971,893 since inception and had a stockholders’ deficit of $656,936 at April 30, 2008. The Company has negative working capital of $656,936 at April 30, 2008 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased      production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, and currently has cash on hand in the amount of $113,899, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

______________________________________________________________________________

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The Company  has held a 65% interest in Minera Montoro S.A. de C.V. (“Montoro”) since 1996, which in turn acquired a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates owned the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp. (“Nexvu”) for a total consideration of $2,235,000. The sale of this interest was subsequently assigned by Nexvu to Rogue River Resources, Inc (“Rogue River”).  An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first of three installments of $695,000 was received January 30, 2007 and the remaining two installments of $745,000 each were received, the last having been received on July 9, 2007.  All applicable taxes owing to the Government of Mexico have been paid.

As the sale of the interest in Montoro is now complete, the Company no longer holds any interest, other than a future royalty, in Mexico.

In order to effect the sale to Nexvu/Rogue River, the Company repurchased a 21.6% interest in the La Balsa project held by The Astra Ventures Inc. (“Astra”) a Company controlled by a Director of the Company. The Company had agreed to repay capital contributions made by Astra to Fischer- Watt in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu /Rogue River. During the last fiscal year, the Company repaid $864,068 to Astra.

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

The Company is currently seeking to acquire an advanced-stage precious metal and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. The Company’s chief area of interest is in the southwestern United States. Numerous opportunities have been evaluated to date and continue to be evaluated. The Company’s evaluation team has looked at both potentially high-grade underground situations as well as lower grade open-pittable scenarios.

______________________________________________________________________________

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

______________________________________________________________________________

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

On the east side of the sampling grid the East Zone anomaly, lying immediately adjacent to the Hot Boy shaft, was identified as extending for over 100 meters. Two historical holes drilled some distance to the east intersected gold mineralization near surface, indicating that the surface anomaly dips gently to the east. Further surface geochemical sampling has now extended the East Zone for up to 450 meters along a south-southeast trend from the Hot Boy shaft. The zone ranges in widths from 30 to 70 meters. This is the strongest anomaly defined on the property to date.

In addition, evidence was also found of the possible existence of veins that could represent the feeder system to the stockworks seen in surface outcrops.  Follow-up work will be carried out to identify vein systems that may have acted as feeders into the diffuse lower grade mineralization.

Sampling on the west side of the grid identified the West Zone anomaly over a 75 meter width and 250 meter length as a greater than 0.5 parts per million (ppm) gold-in-soil anomaly.  A hole in the center of this area, designated as CR-4 and drilled by Freeport Gold Inc. in the early 1990’s, reportedly encountered mineralization grading 0.032 oz.Au/t from surface to a depth of 60 feet. The zone remains open at both its north and south ends and recent sampling indicates that there may be an extension of the zone lying approximately 100 meters to the north.

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

Copper Oxide Zone

A total of 7 holes were drilled along 4 lines for a total of 570 feet in this zone. The continuity of the copper and gold mineralization is good throughout the zone but at sub-economic grades. Hole I-1, which was the hole collared furthest to the east, encountered 0.72 % Cu over 10 feet at a depth of 60–70 feet. A prospective target therefore remains untested here where mineralization is inferred to continue down-dip along the detachment fault.

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

______________________________________________________________________________

CRUCE PROPERTY LOCATION
PINAL COUNTY
ARIZONA

April 29, 2008

ARIZONA
Pinal

Gila River Indian Reservation
Sacaton
White Canyon Wilderness
Florence Military Reservation
GILA
Kearny
Hayden
Dudleyville
Winkelman
Coolidge
Valley Farms
Randolph
Casa Grande
Eloy
Picacho
CRUCE
Mammoth
Oracle
San Manuel
PINAL
PIMA
GRAHAM
COCHISE
Marana
Rillito
Silver Bell
N
Jaynes
TUCSON
South Tucson
Davis-Monthan Air Force Base
Saguaro National Park
San Xavier Indian Reservation
© 2008 Rand McNally

All rights reserved. Use subject to license: www.randmcnally.com/legal. © 2008 Rand McNally.

______________________________________________________________________________

The Company currently has sufficient capital to conduct its business during the next fiscal year, but does not necessarily have sufficient capital to carry out any significant exploration program or to acquire a significant property.

The Company has cash on hand at April 30, 2008 of $113,899, and its working capital deficit position of $656,936 brings into focus the ability of the Company to continue operations without further financing. Total current liabilities at April 30, 2008 amounted to $778,291 and only $19,517 is due to trade creditors. The balance of the current liabilities, being $758,774, is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended April 30, 2008 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at April 30, 2008 and compares that condition to our financial condition at year-end January 31, 2008. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2008.

Plan of Operation

The Company’s plan of operation for the fiscal year ending January 31, 2009 is to continue with work on its mineral property in Arizona. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Liquidity and Capital Resources

As of April 30, 2008, the Company had cash on hand of $113,899 and current liabilities of $778,291 including $758,774 owed to related parties. Current accounts payable amounted to $19,517 and accrued expenses amounted to $68,837, which are due to related parties. The working capital deficit at April 30, 2008 was $656,936 compared to $557,572 at January 31, 2008. This represents an increase in the working capital deficit of $99,364, for the three months ended April 30, 2008.  This deterioration in working capital is the result of the loss experienced in the three month period ended April 30, 2008.

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

______________________________________________________________________________

Results of Operations

For the three months ended April 30, 2008, the Company had an operating loss of $99,364 compared to a net income of $553,030 for the three month period ended April 30, 2007. In the three month period ended April 30, 2007, the Company received $795,000 related to the sale of its Montoro project. The Company received its final payments regarding the Montoro project in the three month period ended October 31, 2007.

During the three month period ended April 30, 2008, there was limited exploration expense in the amount of $25,342 compared to $15,279 in the three month period ended April 30, 2007. This exploration activity was directed to the Cruce property in Arizona, which is the only exploration project with an ongoing work program as the Cambridge property in Nevada was returned to its owners.

General and administrative expenses amounted to $74,513 for the three months ended April 30, 2008 compared to $30,605 for the three months ended April 30, 2007, primarily due to increased salaries and wages and professional fees. The exploration expense and the general and administrative expenses comprise almost all of the expenditures by the Company in the three month period ended April 30, 2007.

While the Company currently has cash on hand of $113,899, and current trade accounts payable of $19,517, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

The Company anticipates drilling costs of approximately $50,000 during the balance of the fiscal year ending January 31, 2009.

Commitments and Contingencies

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

Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2008, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $16,971,893 at April 30, 2008. These conditions raise doubt about the Company's ability to continue as a going concern.

______________________________________________________________________________

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does have adequate capital to continue its contemplated business plan through January 31, 2009, but does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•

statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•

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

______________________________________________________________________________

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

•

The worldwide economic situation;

•

Any change in interest rates or inflation;

•

Foreign government changes to laws or regulations related to Company activities;

•

The willingness and ability of third parties to honor their contractual commitments;

•

Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•

Our costs of production; Environmental and other regulations, as the same presently exist and may hereafter be amended; Our ability to identify, finance and integrate other acquisitions; and

•

Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.  Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

______________________________________________________________________________

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

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Document

31.1	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	June 16, 2008	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer