Form 10-Q
period 2008-07-31
FISCHER WATT GOLD CO INC
filed 2008-09-15
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2008

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

The number of shares of the registrant’s common stock outstanding as of September 15, 2008 was 72,866,819.

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

______________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31, 2008	January 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash	$32,855	$182,391
Prepaid and other current assets	4,500	48,436

Total current assets	$37,355	$230,827

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$97,827	$98,462
Note payable - shareholders	30,000	30,000
Accounts payable and accrued expenses - shareholders	659,937	659,937

Total current liabilities	787,764	788,399

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-

Common stock, $.001 par value, 200,000,000 shares
authorized, 72,866,819 shares issued and outstanding	72,866	72,866
Additional paid-in capital	16,229,341	16,229,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(1,712,251)	(1,519,414)

	(750,409)	(557,572)

	$37,355	$230,827

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					February 1, 2001
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	to July 31, 2008

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	26,560	30,551	51,902	45,830	868,369
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	66,945	125,955	141,458	173,560	2,577,633

	93,505	156,506	193,360	219,390	3,621,002

(Loss) from operations	(93,505)	(156,506)	(193,360)	(219,390)	(3,576,762)

Other income (expense)
Interest expense	(375)	(5,070)	(750)	(7,633)	(58,769)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	770,000	-	1,565,000	2,389,184
Interest income	408	6,701	1,273	11,178	24,029

	33	771,631	523	1,568,545	2,421,379

Income (loss) before income taxes	(93,472)	615,125	(192,837)	1,349,155	(1,155,383)

Income taxes	-	(186,000)	-	(384,000)	(556,868)

Net income (loss)	$(93,472)	$429,125	$(192,837)	$965,155	$(1,712,251)

Per share information – basic and fully diluted

Net income (loss) per share
Basic	$(0.00)	$0.01	$(0.00)	$0.01	$(0.03)
Fully-diluted	$(0.00)	$0.00	$(0.00)	$0.01	$(0.03)

Weighted average shares outstanding
Basic	72,866,819	71,632,036	72,866,819	71,083,670	56,036,501
Fully-diluted	72,866,819	87,932,036	72,866,819	87,383,670	56,036,501

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

(An Exploration Stage Company)
Consolidated Statements of Cash Flows
February 1, 2001 (Inception of Exploration Stage) to July 31, 2008

			February 1, 2001
			(Inception of
	Six Months Ended	Six Months Ended	Exploration Stage)
	July 31, 2008	July 31, 2007	to July 31, 2008

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(149,536)	$818,457	$(331,018)

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	-	40,500
Repayment of note payable - shareholder	-	(713,545)	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	-	(713,545)	343,486

Increase (decrease) in cash and cash equivalents	(149,536)	104,912	12,468

Cash and cash equivalents, beginning of period	182,391	466,370	20,387

Cash and cash equivalents, end of period	32,855	571,282	32,855

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$384,000	$556,868

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

(UNAUDITED)

(1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2008.

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

In order to complete the sale to Nexvu Capital Corp., the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc. a holding company controlled by a former Chairman of the Company and a Director. The Company agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer-Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. As of October 31, 2007, the debt to The Astra Ventures Inc. has been entirely repaid.

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

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

(4)

Going Concern Consideration

The Company has incurred substantial operating losses of $17,065,366 since inception and had a stockholders’ deficit and working capital deficit of $750,409 at July 31, 2008 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, and currently has cash on hand in the amount of $32,855, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5)

Commitments

On June 10, 2006, the Company entered into an agreement with private individuals regarding the Cruce exploration project, located in northwest Pinal County, Arizona. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement, $25,000 on the second anniversary and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

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

The Company has held a 65% interest in Minera Montoro S.A. de C.V. (“Montoro”) since 1996, which in turn acquired a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates owned the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp. (“Nexvu”) for a total consideration of $2,235,000. The sale of this interest was subsequently assigned by Nexvu to Rogue River Resources, Inc. (“Rogue River”).  An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first of three installments of $695,000 was received January 30, 2007 and the remaining two installments of $745,000 each were received, the last having been received on July 9, 2007. All applicable taxes owing to the Government of Mexico have been paid.

As the sale of the interest in Montoro is now complete, the Company no longer holds any interest, other than a future royalty, in Mexico.

In order to effect the sale to Nexvu/Rogue River, the Company repurchased a 21.6% interest in the La Balsa project held by The Astra Ventures Inc. (“Astra”) a Company controlled by a Director of the Company. The Company had agreed to repay capital contributions made by Astra to Fischer-Watt in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu/Rogue River. During the last fiscal year, the Company repaid $864,068 to Astra.

______________________________________________________________________________

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

CRUCE PROJECT

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce exploration project. This property is located in northwest Pinal County, Arizona in T8S, R14E, section 16 and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary, $25,000 on the second anniversary (which has been paid) and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

Location

The property is situated on a 560 acre State lease identified as permit number 08- 113008. The Company has staked and now holds 32 additional lode claims, designated as CR 3 – 4~~5~~3, on surrounding BLM ground covering an area of approximately 660 acres. The property lies about 30 miles north of Tucson, AZ. The county maintained Willow Springs Road, accessible year-round from Oracle Junction, crosses the property. A high-voltage transmission line cuts across the property. There is no other infrastructure in the area.

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

Of the 23 holes drilled in this zone, 21 of them returned assays with at least 0.007 oz.Au/t over 10 feet. The following 12 holes returned stronger and longer sections of mineralization:

______________________________________________________________________________

Hole #	oz.Au/t	interval ft.	All holes are vertical unless otherwise noted

M-2	0.014	40
N-1	0.019	50
O-2	0.023	80
O-3	0.036	30
O-4	0.016	60
P-3	0.017	80
R-1	0.015	70	-60 west
S-1	0.027	50	-50 west
T-1	0.018	80
T-2	0.025	80	-60 west
T-3	0.014	40	-60 west
U-1	0.013	70	-65 west

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

As a result of this success the Company is planning to carry out ground geophysical surveys in order to trace the extensions of the known mineralization. If these surveys meet with success then a further follow-up drill program is envisaged.

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

______________________________________________________________________________

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

______________________________________________________________________________

In addition, the Company continues to evaluate other projects for possible acquisition. The Company continues to focus on projects in the western part of United States – primarily in the search for gold, copper, zinc or uranium.

The Company currently has sufficient capital to conduct its business but does not necessarily have sufficient capital to carry out any significant exploration program or to acquire a significant property.

The Company has cash on hand at July 31, 2008 of $32,855, and its working capital deficit position of $750,409 brings into focus the ability of the Company to continue operations without further financing. Total current liabilities at July 31, 2008 amounted to $787,764 and only $13,310 is due to trade creditors. The balance of the current liabilities, being $774,454, is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended July 31, 2008 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2008 and compares that condition to our financial condition at year-end January 31, 2008. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2008.

Plan of Operation

The Company’s plan of operation for the fiscal year ending January 31, 2009 is to continue with work on its mineral property in Arizona. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Liquidity and Capital Resources

As of July 31, 2008, the Company had cash on hand of $32,855 and current liabilities of $787,764 including $774,454 owed to related parties. Current accounts payable amounted to $13,310 and accrued expenses amounted to $79,936, which are due to related parties. The working capital deficit at July 31, 2008 was $750,409 compared to $557,572 at January 31, 2008. This represents an increase in the working capital deficit of $192,837, for the six months ended July 31, 2008.  This deterioration in working capital is the result of the loss experienced for the six month period ended July 31, 2008.

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

______________________________________________________________________________

Results of Operations

For the three months ended July 31, 2008, the Company had an operating loss of $93,472 compared to net income of $429,125 for the three month period ended July 31, 2007. In the three month period ended July 31, 2007, the Company received $770,000 related to the sale of its Montoro project. The Company received its final payments regarding the Montoro project in the three month period ended October 31, 2007.

During the three month period ended July 31, 2008, there was limited exploration expense in the amount of $26,560 compared to $30,551 in the three month period ended July 31, 2007. This exploration activity was directed to the Cruce property in Arizona, which is the only exploration project with an ongoing work program as the Cambridge property in Nevada was returned to its owners.

General and administrative expenses amounted to $66,946 for the three months ended July 31, 2008 compared to $125,955 for the three months ended July 31, 2007. The exploration expense and the general and administrative expenses comprise almost all of the expenditures by the Company in the three month period ended July 31, 2008.

While the Company currently has cash on hand of $32,855, and current trade accounts payable of $13,310, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

In the six month period ended July 31, 2008, general and administrative expenses amounted to $141,458 vs. $173,560 for the six month period ended July 31, 2007.

Exploration expense in the six month period ended July 31, 2008 was moderately higher at $51,902 vs. $45,830 for the six month period ended July 31, 2007.

During the six month period ended July 31, 2008, other income was zero whereas in the comparative six month period ended July 31, 2007, other income amounted to $1,565,000, representing proceeds received from the sale of La Balsa.  Income taxes of $384,000 reduced the proceeds in 2007 to $1,181,000.

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

Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended January 31, 2008, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,065,366 at July 31, 2008. These conditions raise doubt about the Company's ability to continue as a going concern.

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

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

There have been no changes in the Company's internal controls or in other factors that could affect the internal controls subsequent to the date the Company completed its evaluation.

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 15, 2008	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

______________________________________________________________________________