Form 10-Q
period 2008-10-31
FISCHER WATT GOLD CO INC
filed 2008-12-15
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2008

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

The number of shares of the registrant’s common stock outstanding as of December 8, 2008 was 72,866,819.

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

______________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31, 2008	January 31, 2008
	(Unaudited)	(Restated)
ASSETS

Current Assets:
Cash	$13,105	$182,391
Prepaid and other current assets	4,500	48,436

Total current assets	$17,605	$230,827

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$90,236	$98,462
Notes payable - shareholder	80,000	30,000
Accounts payable and accrued expenses - shareholders	659,937	659,937

Total current liabilities	830,173	788,399

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, and 72,866,819 shares issued outstanding	72,866	72,866
Additional paid-in capital	16,589,341	16,589,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(2,134,410)	(1,879,414)
	(812,568)	(557,572)
	$17,605	$230,827

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					February 1, 2001
	Three Months Ended		Nine Months Ended		(Inception of
	October 31,		October 31,		Exploration Stage)
	2008	2007	2008	2007 (Restated)	to October 31, 2008

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	11,099	48,604	63,001	94,434	879,468
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	50,787	78,113	192,245	587,173	2,988,420

	61,886	126,717	255,246	681,607	4,042,888

(Loss) from operations	(61,886)	(126,717)	(255,246)	(681,607)	(3,998,648)

Other income (expense)
Interest expense	(375)	(375)	(1,125)	(8,008)	(59,144)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	1,565,000	2,389,184
Interest income	102	4,544	1,375	15,722	24,131

	(273)	4,169	250	1,572,714	2,421,106

Income (loss) before income taxes	(62,159)	(122,548)	(254,996)	891,107	(1,577,542)

Income taxes	-	882	-	(383,118)	(556,868)

Net income (loss)	$(62,159)	$(121,666)	$(254,996)	$507,989	$(2,134,410)

Per share information – basic and fully diluted

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Fully-diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding
Basic	72,866,819	71,866,819	72,866,819	71,347,588
Fully-diluted	72,866,819	71,866,819	72,866,819	71,647,588

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
February 1, 2001 (Inception of Exploration Stage) to October 31, 2008

	Nine Months Ended		(Inception of
	October 31,		Exploration Stage)
	2008	2007 (Restated)	to October 31, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(219,286)	$(776,729)	$(2,635,768)

Cash flows from investing activities:
Proceeds from sale of mineral interest	-	1,490,000	2,235,000

Net cash provided by investing activities	-	1,490,000	2,235,000

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	50,000	-	90,500
Repayment of note payable - shareholder	-	(863,545)	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	50,000	(863,545)	393,486

(Decrease) in cash and cash equivalents	(169,286)	(150,274)	(7,282)

Cash and cash equivalents, beginning of period	182,391	466,370	20,387

Cash and cash equivalents, end of period	$13,105	$316,096	$13,105

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$383,118	$556,868

See the accompanying notes to the consolidated financial statements.

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

(2)  Restatement

The January 31, 2008 balance sheet and the related statements of operations and cash flows for the nine months ended October 31, 2007 have been restated to reflect the correction of an error in the amount of $360,000.  This amount represents the fair market value of options granted to The Astra Ventures Inc. (see Note 3).  The result of this correction was an increase in the accumulated deficit of $360,000 at January 31, 2007, and a reduction of net income in the amount of $360,000 for the nine months ended October 31, 2007.  There was no effect on previously reported net income per share.

(3)  Mineral Properties

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

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

(UNAUDITED)

In order to complete the sale to Nexvu Capital Corp, the Company repurchased a 21.6% interest in La Balsa project held by The Astra Ventures Inc., a holding company controlled by a former Chairman of the Company and a Director. The Company agreed to repay capital contributions made by The Astra Ventures Inc. to Fischer-Watt Gold in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu Capital Corp. As of October 31, 2007, the debt to The Astra Ventures Inc has been entirely repaid.

As consideration to The Astra Ventures Inc. for the lost business opportunity, the Company agreed to grant an option to them for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in 2005.  Stock option compensation expense of $360,000 was calculated based upon a fair value calculation using the following assumptions: expected life of five to ten years, volatility of 99.4%, risk-free interest rate of 4% and no dividend yield.  This amount was charged to operations at July 31, 2007 (see Note 2).

(4)  Earnings Per Share

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

(5)  Going Concern Consideration

The Company has incurred operating losses of $17,487,525 since inception and had a stockholders’ deficit and working capital deficit of $$812,568 at October 31, 2008 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

(UNAUDITED)

(6)  Notes Payable – Shareholder

On October 28, 2008, a shareholder advanced $50,000 to the Company for working capital purposes.  The Note Payable is a demand note and there is currently no interest rate applicable and no terms of repayment have been established.

(7)  Subsequent Event

On October 2, 2008, the Company entered into a binding letter agreement with Tournigan Energy Ltd. (“Tournigan Energy”) to acquire its wholly-owned United States subsidiary, Tournigan USA Inc. The prime asset in Tournigan USA Inc. is its portfolio of mineral claims and leases covering in excess of 55,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States.

Under the terms of the agreement, the Company will issue to Tournigan Energy an interest-free promissory note, due August 31, 2009, for approximately $309,500, which was the amount paid by Tournigan Energy for the current year’s federal mineral claim maintenance fees. Prior to August 31, 2009, the Company will also secure the release of, or reimburse Tournigan Energy for the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The Company will grant Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest. This transaction is subject to definitive documentation, regulatory and third-party approvals, approval from the respective boards of directors and satisfaction of other customary conditions, and is expected to close by December 31, 2008.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy. He has abstained from voting on all matters in connection with this transaction.

______________________________________________________________________________

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

MINERA MONTORO

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

As consideration to Astra for the lost business opportunity, the Company agreed to grant an option to it for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share, for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in 2005.   Stock option compensation expense of $360,000 was calculated based upon a fair value calculation using the following assumptions: expected life of five to ten years, volatility of 99.4%, risk-free interest rate of 4% and no dividend yield.  This amount was charged to operations at July 31, 2007.

______________________________________________________________________________

POTENTIAL ACQUISITION

On October 2, 2008, the Company entered into a Binding Letter Agreement with Tournigan Energy Ltd. (“Tournigan Energy”), a Canadian public corporation, to acquire its wholly-owned US subsidiary, Tournigan USA Inc. (“Tournigan USA”). The prime asset in Tournigan USA is its portfolio of uranium–bearing mineral claims and leases on over 55,000 acres in Wyoming, South Dakota and Arizona.

The Company proposes to issue to Tournigan Energy an interest-free promissory note, due August 31, 2009, for about $309,500, which was the amount paid by Tournigan Energy for the current year’s federal mineral claim maintenance fees. In addition to this, the Company will also secure the release of or reimburse Tournigan Energy for the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The Company will grant Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

The proposed transaction is subject to definitive documentation, regulatory and third-party approvals, approval from the respective boards of directors and satisfaction of other customary conditions, and is expected to close by December 31, 2008.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy. He has abstained from voting on all matters in connection with this transaction.

CRUCE PROJECT

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce exploration project. This property is located in northwest Pinal County, Arizona in T8S, R14E, section 16 and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors will retain a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement, $25,000 on the second anniversary (which has been paid) and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

The results of this drill program indicate that Fischer-Watt has located two zones of pervasive low-grade gold mineralization. Each of these two zones strikes in a northwest direction, has a true thickness of about 50 foot, lies just below the surface, and dips gently to the east at about 30 degrees. Gold mineralization on the Cruce property is therefore in a favorable structural setting that could be amenable to open-pit mining.

The Company’s geophysical consultant, JRA Geophysics, Inc., recently reviewed the  4- line induced polarization (“IP”) geophysical survey that had been carried out in 1989 by Freeport McMoRan on the West Zone. In his report the consultant determined that anomalous electrical responses on each of the 4 survey lines indicate that the anomalous area is open to the north, the south, the west and to depth of the West Zone.  The consultant also noted that because of the style of mineralization on the property a more detailed IP survey would be required to define discrete localized higher sulfide and siliceous zones. Such a detailed IP survey is currently being planned out. If this survey meets with success then a further follow-up drill program is envisaged.

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

______________________________________________________________________________

In addition, the Company continues to evaluate other projects for possible acquisition although not as vigorously as previously partly because of the proposed acquisition of Tournigan USA and partly because of the downturn in world economics. The Company continues to concentrate its interest on projects in the western part of the United States – primarily in the search for gold, copper, zinc or uranium.

The Company has cash on hand at October 31, 2008 of $13,105, and its working capital deficit position of $812,568 raises the question of the ability of the Company to continue operations without further financing. Total current liabilities at October 31, 2008 amounted to $830,173, however, only $3,250 is due to trade creditors. The balance of the current liabilities, of $826,923, is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended October 31, 2008 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2008 and compares that condition to our financial condition at year-end January 31, 2008. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2008.

Plan of Operations

The Company’s plan of operation for the fiscal year ending January 31, 2009 is to complete the acquisition of Tournigan USA, review the data and determine and prioritise the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona. From this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. Additionally, planning for a geophysical survey at the Cruce property in Arizona is being completed. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Normal operating expenses for the next 12 months are estimated at $60,000, re the Cruce project and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors. Should the Tournigan USA transaction close, it will adjust its operating requirements for the next 12 months accordingly.

______________________________________________________________________________

Liquidity and Capital Resources

As of October 31, 2008, the Company had cash on hand of $13,105 and current liabilities of $830,173 including $739,937 owed to related parties. Current accounts payable amounted to $3,250 and accrued expenses amounted to $86,986, which are due to related parties. The working capital deficit at October 31, 2008 was $812,568 compared to $557,572 at January 31, 2008. This represents an increase in the working capital deficit of $254,996, for the nine months ended October 31, 2008.  This deterioration in working capital is the result of the loss experienced for the nine month period ended October 31, 2008.

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

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

For the three months ended October 31, 2008, the Company had a net loss of $62,159 compared to net loss of $121,666 for the three month period ended October 31, 2007.

During the three month period ended October 31, 2008, there was limited exploration expense in the amount of $11,099 compared to $48,604 in the three month period ended October 31, 2007. This exploration activity was directed to the Cruce property in Arizona, which is the only exploration project with an ongoing work program as the Cambridge property in Nevada was returned to its owners.

General and administrative expenses amounted to $50,787 for the three months ended October 31, 2008 compared to $78,113 for the three months ended October 31, 2007. The exploration expense and the general and administrative expenses comprise all of the expenditures by the Company in the three month period ended October 31, 2008.

While the Company currently has cash on hand of $13,105, and current trade accounts payable of $3,250, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

______________________________________________________________________________

Nine Months Ended October 31, 2008 Compared to Nine Months Ended October 31, 2007

For the nine months ended October 31, 2008, the Company had a net loss of $254,996 compared to net income of $507,989 for the nine months ended October 31, 2007.  During the nine months ended October 31, 2007, the Company received $1,565,000 related to the sale of its Montoro project.

In the nine month period ended October 31, 2008, general and administrative expenses amounted to $192,245 vs. $587,173 for the nine month period ended October 31, 2007.  During the nine months ended October 31, 2007, the Company recorded $360,000 of stock option expense in connection with options granted to The Astra Ventures.

Exploration expense in the nine month period ended October 31, 2008 was $63,001 compared to $94,434 for the nine month period ended October 31, 2007 since the Nevada property had been relinquished and exploration was carried out only on the Cruce property.

During the nine month period ended October 31, 2008, other income was zero whereas in the comparative nine month period ended October 31, 2007, other income amounted to $1,565,000, representing proceeds received from the sale of Minera Montoro. Income taxes of $383,118 reduced the proceeds in 2007 to $1,181,802.

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

______________________________________________________________________________

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2008, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,487,525 at October 31, 2008. These conditions raise doubt about the Company's ability to continue as a going concern.

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

Item 3.  Qualitative Disclosures about Market Risk

None.

Item 4T.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002for Peter Bojtos

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	December 15, 2008	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

______________________________________________________________________________