Form 10-K
period 2009-01-31
FISCHER WATT GOLD CO INC
filed 2009-05-01
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended January 31, 2009

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

_____________________________________________________________________________________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 29, 2009,  based upon the closing price of the common stock as reported by the OTCBB on such date w as approximately $1,528,500.  The total number of shares of Common Stock issued and outstanding as of April 30, 2009 was 72,866,819.

_____________________________________________________________________________________

_____________________________________________________________________________________

EXCHANGE RATES

Except as otherwise indicated, all dollar amounts described in this Form 10-K Annual Report are expressed in United States dollars ($US).

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

From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (that may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding financial matters, timing regarding transfer of licenses and receipts of government approvals, effects of regulation and completion of work programs. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially. Specific factors that might cause such differences include factors described and discussed in Risk Factors in Item 1A below.

_____________________________________________________________________________________

PART I

Item 1.   Business.

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

The Company had held a 65% interest in Minera Montoro S.A. de C.V. (“Montoro”) since 1996, which in turn acquired a 100% interest in mining concessions located in the state of Michoacan, Mexico, designated as the La Balsa property. Mr. Jorge E. Ordonez and his associates owned the remaining 35% of Montoro. During the fiscal year ended January 31, 2006, the Company executed a letter of agreement to sell its 65% interest in Montoro to Nexvu Capital Corp. (“Nexvu”) for a total consideration of $2,235,000. The sale of this interest was subsequently assigned by Nexvu to Rogue River Resources, Inc (“Rogue River”).  An initial deposit of $50,000 was received during the year ended January 31, 2006. During the fiscal year ended January 31, 2007, the original closing date was extended because of certain accounting and legal issues that were not resolved until late 2006. The first of three tranches of $695,000 was received January 30, 2007 and the remaining two tranches of $745,000 each were received, the last having been received on July 9, 2007. As a result, the Company no longer holds any interests in Mexico. All applicable taxes owing to the Government of Mexico have been paid.

In order to effect the sale to Nexvu/Rogue River, the Company repurchased a 21.6% interest in the La Balsa project held by The Astra Ventures, Inc. (“Astra”) a Company controlled by a Director of the Company. The Company had agreed to repay capital contributions made by Astra to Fischer- Watt in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu /Rogue River. The Company has repaid $864,068 to Astra.

As consideration to Astra for the lost business opportunity, the Company has agreed to grant an option to it for a total of 10,000,000 shares of common stock. The option granted is for 4,000,000 shares of common stock at $0.30 per share for 5 years, 4,000,000 shares of common stock at $0.40 per share for 7 years, and 2,000,000 shares of common stock at $0.60 per share for 10 years. These options were authorized in December 2005. The Company assigned a value of $360,000 to the options granted to Astra based on the following assumptions:  expected life of 5 to 10 years, volatility of 99.4%, risk-free interest rate of 4.0% and no dividend yield.  This amount was charged to operations in July 2007.

_____________________________________________________________________________________

The Company had no revenue in either the year ended January 31, 2009 or the year ended January 31, 2008. In the year ended January 31, 2008 it had other income of $1,574,796 being the balance of the last two tranches from Nexvu/Rogue River regarding the sale of Montoro of $1,490,000 and $75,000 in fees from Nexvu/Rogue River related to the extension of payment dates. Additionally, the Company received interest income of $1,388 in the year ended January 31, 2009 vs. interest income of $18,179 in 2008.

Exploration expenses for the year ended January 31, 2009 amounted to $65,693 vs.  $152,471 the previous year. General and administrative expenses for the year were $248,163 vs. $669,370 the previous year.

Operations

At January 31, 2009, the Company had $8,596 in cash on hand vs. $182,391 at January 31, 2008. Total liabilities are up marginally in the year ending January 31, 2009 to $836,247 from $788,399 in 2008. In 2008 the Company was able to reduce debts by $1,227,880 to $788,399 as a result of the sale of Montoro.

During the year ended January 31, 2009 the Company did not carry out any significant exploration work on its Cruce project in Pinal county, Arizona other than to plan out further geophysical surveys in order to locate on-strike extensions of the mineralization. In the year ended January 31, 2008, the Company completed surface soil and rock-chip geochemical surveys at Cruce. Following the successful delineation of several surface geochemical gold anomalies, the Company carried out a 5,000 foot drilling program. A total of 63 shallow Air-track holes were completed to test the subsurface continuity of the mineralization under the surface anomalies.

Subsequent to the year ended January 31, 2009, the Company completed the acquisition of Tournigan USA Inc. (“TUSA”), a wholly owned subsidiary of Tournigan Energy Ltd., (“Tournigan Energy”) a Canadian public corporation listed on the TSX Venture Exchange. The prime asset in TUSA is its portfolio of mineral claims and leases on approximately 55,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States.

Additionally, the Company continues to seek an advanced-stage precious and/or base metal mineral property with a view to developing it into a cash generating, profitable, producing mine. The Company’s chief area of interest is in the southwestern United States. Several opportunities have been evaluated over the past year. The Company’s evaluation team has looked at both potentially high-grade underground situations as well as lower grade open-pittable scenarios.

The Company currently does not have sufficient capital to conduct its business during the next fiscal year, and must rely on its management team to arrange loans, investments, or combinations of both in order to carry out its business objectives in the coming year.

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

Foreign Operations

The Company has previously completed the sale of its interests in Mexico and has no foreign operations.

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

_____________________________________________________________________________________

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

Taxation Risks

The tax risks of investing in any country could be significant. Tax legislation is evolving and is subject to varying opinions, frequent changes and inconsistent enforcement at the federal, regional and local levels.

Item 1A.   Risk Factors.

This 10-K contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements".  Our ability to do this has been fostered by the Private Securities Litigation Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. In addition, the Company's status as an exploration and development company without any present revenue producing operations increases the risks involved in an investment in the Company.  These factors affecting us include, but are not limited to, the following:

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

•

Volatility of our stock price.

_____________________________________________________________________________________

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Introduction

The following is a description of the Company's mineral properties.

In June 2006, Fischer-Watt acquired a 100% interest in a mineral lease in Pinal County, Arizona. The property has had a history of gold and copper exploration. The Company carried out a surface geochemical survey followed by a shallow depth, air-track drilling program. Four areas of low grade, but pervasive, mineralization has been identified on the property. Three of these areas are primarily mineralized with gold and one with copper.

The Company has been studying whether to carry out further geophysical surveys in order to trace extensions of the mineralized zones.

New Acquisition

On October 2, 2008, the Company entered into a Binding Letter Agreement with Tournigan Energy a Canadian public corporation listed on the TSX Venture Exchange, to acquire its wholly-owned US subsidiary, TUSA. The prime asset in TUSA is its portfolio of uranium–bearing mineral claims and leases on over 54,500 acres in Wyoming, South Dakota and Arizona.

On February 27, 2009, the Company closed its transaction for the acquisition of TUSA and under the closing terms, the Company issued to Tournigan Energy an interest-free promissory note, due August 31, 2009, for $325,327, which was the amount paid by Tournigan Energy for the current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this, the Company will also secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The Company has granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

_____________________________________________________________________________________

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy. He abstained from voting on all matters in connection with this transaction.

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 2,445 Federal lode claims covering 50,514 acres in Wyoming, South Dakota and Arizona, along with 27 State leases covering 4,619 acres in Wyoming and Arizona. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties amount to approximately $350,000 if the Company chooses to hold all the current properties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are now registered in TUSA’s name

Wyoming

The Wyoming properties consist of 1,571 Federal claims covering 32,457 acres and 3 State leases covering 879 acres distributed in five areas of prospective uranium bearing geology. Some of the properties are close to former producing uranium mines or in-situ recovery (“ISR”) operations. These areas are Cyclone Rim in Sweetwater County; South Pass in Sublette and Fremont Counties;, Alkali Creek and Whiskey Peak in Fremont County; and Shirley Basin in Carbon and Natrona Counties.

Uranium mineralization in Wyoming is chiefly found in “roll fronts”. The roll fronts are crescent-shaped deposits formed in saturated, permeable sandstones. Groundwater flows through these host rocks carrying dissolved uranium and other metals such as iron, molybdenum, vanadium and selenium. These metals precipitate when the groundwater flow crosses the interface from oxidized conditions into reducing conditions in the sandstone and thereby deposit in the crescent-shaped forms.

Cyclone Rim

The largest exploration area in TUSA is in the Cyclone Rim covering 23,097 acres. The claims are located in the northwestern portion of the Great Divide Basin. The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll front mineralization from the UT claims in the west and along the CR trend for a further 25 miles of favorable uranium geology. The east end of these claims is approximately 8 miles west of Rio Tinto’s Sweetwater uranium processing mill. That facility is presently on care and maintenance.

_____________________________________________________________________________________

In 2007, TUSA drilled 49 rotary holes on the UT claims to follow up on reports of uranium mineralization located in the area in historic drilling by Rocky Mountain Energy. Holes were drilled on 400 ft. spacing and uranium mineralization was encountered in 15 of the holes. Additionally, TUSA drilled five core holes in order to twin holes containing the most significant mineralization. From the downhole radiometric readings it appears that the mineralization is in at least two shallow roll fronts within about 200 feet below the surface. This could make a deposit in this area amenable to ISR.

In order to carry out an initial test of the 25 mile long CR trend, TUSA carried out a drill program in late 2007/early 2008 where it drilled nine fences of drill-holes to provide cross-sectional information along the trend. Each fence was about 2.5 miles apart and vertical holes were drilled on each fence 400 ft. apart. Several holes with significant intercepts were encountered making the roll front trend in these claims another important target for further exploration.

The Alkali Creek claims, totaling about 2,400 acres, lie about 8 miles north of the UT claims and are adjacent to claims held by Energy Metals Corporation. A reclaimed ISR operation that was operated by Ogle Petroleum is in the immediate vicinity. The Alkali Creek claims encompass historic close-spaced drilling patterns of Teton Energy and Newmont Mining.

South Pass

The 173 claims and 2 leases covering 3,813 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late sixties by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These will be evaluated by Fischer-Watt for the possible application of ISR.

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petromics developed two open pits. Deposits in the area are hosted in the Wind River Formations of Eocene age.

TUSA holds claims in two areas of Shirley Basin, the MSB block of 132 claims and the NSB block of 45 claims. These 177 claims covering 3,657 acres are at the southern end of the Middle Shirley Basin Trend are in an area of reported uranium mineralization. No exploration has been carried out by TUSA to date.

_____________________________________________________________________________________

Fischer-Watt Gold Co., Inc.
Wyoming Uranium Districts
Legend
Tournigan Projects
Significant Past Producers
Pre - Cambrian Exposure
NORTH
0
25
50
miles
Montana
South Dakota
Nebraska
Colorado
Big Horn Basin
Wind River Basin
Powder River Basin
Green River Basin
Great Divide Basin
Shirley Basin
Pryor Mts.
Sheridan
Hulett
I-90
Gillette
Rapid City
Pumpkin Buttes
Kaycee
Hot Springs
Edgemont
Casper
S. Powder River Basin
Gas Hills
Crooks Gap
South Pass
Alkali Creek
Cyclone Rim
Shirley Basin
I-25
Rock Springs
I-80
Laramie
Cheyenne
Baggs

South Dakota

In South Dakota, TUSA holds three claim blocks totaling 256 claims over 5,300 acres in an area approximately 8 miles north of the town of Edgemont in the southern Black Hills district. The area covered by these claim blocks were initially held by Union Carbide and the Tennessee Valley Authority as part of a larger block known as the Chord claims. The Chord property encompassed more than 40 small open pits as well as a few underground operations. These operations produced uranium intermittently from the early 1950’s till the late 60’s, supplying ore to a former mill at Edgemont.

The three TUSA blocks are known as the Long, RC and DH claims and are located generally within the Long Mountain structural zone. This northeast trending fault zone, running through the area of the historic Chord claims, is approximately two miles wide, with uranium mineralization being hosted in four sandstone formations. Two of these are in the Cretaceous age Lakota Formations and two are in the overlying sandstone sequences.

The Long claims consist of 141 claims covering 2,800 acres that encompass a 3 mile long by 1 mile wide mineralized trend that includes pre-existing claims controlled by Strathmore Minerals. These cover the historic Viking, Virginia C and Ridge Runner orebodies. The eastern portion of the Long claims surrounds the historic Long Mountain orebodies, some of which are also covered by Strathmore claims.

_____________________________________________________________________________________

Approximately 1 mile east of the Long claims is the 53 claim RC claim block covering 1,100 acres. This area contains two areas of prospective uranium mineralization as well as the Hot Point mineralized area.

The 67 claim DH claim block covers almost 1,400 acres in an area 1 mile south of the RC claims where in 1971 the US Geological Survey reported “widespread low grade mineralization”. Historic production was won from several small pits and at least two small underground operations where the reported average grade was 0.25% U3O8 and 0.30% vanadium oxide.

Arizona

TUSA holds 618 Federal lode claims on 12,768 acres in Mohave County , northern Arizona in the area known as the Arizona Strip immediately south of the Utah border. In addition, it also holds 17 State leases over 3,160 acres in Coconino County, lying in an area about 20 miles south of the Grand Canyon. Uranium mineralization in these areas is hosted in “collapse” breccias pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccias pipes, at specific favorable horizons, by the action of downward migrating groundwaters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

The breccias pipes are about 300 feet in diameter on average and are recognized as a circular depression on the surface. There are a lot of these structures in northern Arizona and about 1% of them appear to be mineralized. TUSA’s non-contiguous 54 blocks of claims cover about 80 depressions.

TUSA has carried out extensive field work on the claims in the form of geological mapping along with soil and rock geochemical sampling since geochemical surveys have been shown in the past to be effective in identifying associated uranium mineralization. Based on this work TUSA selected about 20 areas as high priority targets. Several of these targets were followed up with  geophysical surveys in order to map out the vertical shape of the breccias pipes. Audio-frequency magnetotelluric surveys, using both natural source and controlled source, as well as limited seismic surveys were carried out on about 10 of the high priority targets. This was followed up with 11 holes being drilled into 4 targeted pipes for a total of 8,421 feet of drilling. Breccias were encountered in several of the holes and down-hole gamma surveys were carried out. The results are being evaluated to determine what follow-up programs should be planned.

The TUSA properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.  All of the exploration on the properties to date have been carried out by Cowboy Explorations of Laramie, Wyoming, a qualified and experienced geological contractor with extensive local geological knowledge. The properties have also been physically examined in the field by Fischer-Watt’s President, Mr. P. Bojtos P.Eng., who is a qualified geologist.

_____________________________________________________________________________________

Nevada
Utah
Arizona
St. George
Kanab
I - 15
Virgin River
Lake Powell
Lake Mead
Kaibab Reservation
Grand Canyon National Game Preserve
Grand Canyon National Park
Colorado River
Navajo Reservation
Havusupai Reservation
Hualapai Reservation
Little Colorado River
SVP
LH
BRG
MM
PC
MS
BRN
BRS
MC
TC
QD
QC
DW
DWS
DWE
JB
FP
SGB
EMN
EM
RS
RN
SC
CC
CWN
CWS
BUN
BUS
NT
LS
WPW
TWN
TW
SS
DFE
DF
KJR
AKN
AKS
RP
HW
HTT
MK
SLD
LJN
LJ
JD
HV
HC
HK
BK
ULJ
PK
GREG
KB
BS
GCN
GC
GCS
COCONINO 1-4
GANN N.
GANN S.
SUPAI
BALDY
RED WEST
NITA NORTH
NITA SOUTH
DIKE
HAZEN N.
RED EASTRAIN
DUST
RED
LRH
RH 1-4
SHILO
RODGERS
HAZEN S.
FARM
GILA
DOUBLE KNOB
ROSEWELL
MARKHAM N.
MARKHAM S.
AUBREY N.
AUBREY S.
CHIEF
0
10
20
miles
Tournigan USA Claims
LEGEND
Federal Claim Outline
State Lease Outline
N
W
E
S
DATE: 5-2-2008

Cruce Project

The Company, on June 10, 2006, entered into an agreement with private individuals regarding the Cruce exploration project. This property is located in northwest Pinal County, Arizona in T8S, R14E, section 16 and has a history of gold and copper exploration. The Company acquired a 100% interest in the mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors retain a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement; $25,000 on the second anniversary (which has been paid) and can receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments.

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

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

The fourth area, referred to as the Copper Oxide Zone, is a recently identified area where a series of east and southeast dipping faults have been recognized as potential conduits for mineralizing fluids giving rise to a surface geochemical copper anomaly. All the geochemical samples were analyzed for multi-elements by International Plasma Labs Ltd. in Richmond, B.C. Canada.

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

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

The Company’s geophysical consultant, JRA Geophysics, Inc., has reviewed the 4- line induced polarization (“IP”) geophysical survey that had been carried out in 1989 by Freeport McMoRan on the West Zone. In his report the consultant determined that anomalous electrical responses on each of the 4 survey lines indicate that the anomalous area is open to the north, the south, the west and to depth of the West Zone.  The consultant also noted that because of the style of mineralization on the property a more detailed IP survey would be required to define discrete localized higher sulfide and siliceous zones. Such a detailed IP survey is currently being planned out. If this survey meets with success then a further follow-up drill program is envisaged.

_____________________________________________________________________________________

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

The work programs to date have cost approximately $95,000, which was funded from the Company’s treasury.

_____________________________________________________________________________________

CRUCE PROPERTY LOCATION
PINAL COUNTY
ARIZONA

ARIZONA
Pinal
GILA
Sasaton
Valley Farms
Coolidge
Randolph
Casa Grande
Eloy
Picacho
Kearny
Hayden
Dudleyville
Winkelman
CRUCE
Mammoth
Oracle
San Manuel
PINAL
PIMA
GRAHAM
COCHISE
Marana
Rillito
Silver Bell
Jaynes
TUCSON
South Tucson
N

All rights reserved. Use subject to license: www.randmcnally.com/legal. © 2008 Rand McNally.

_____________________________________________________________________________________

In addition, the Company continues to evaluate other projects for possible acquisition although not as vigorously as previously partly because of the recent acquisition of Tournigan TUSA and partly because of the downturn in world economics. The Company continues to concentrate its interest on projects in the western part of the United States – primarily in the search for gold, copper, zinc or uranium.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

              Purchases of Equity Securities.

The Company's common stock trades on the OTC Bulletin Board. The high and low bid quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

	HIGH BID	LOW BID

Year Ended January 31, 2009
Quarter ended April 30, 2008	$ 0.04	$ 0.04
Quarter ended July 31, 2008	0.04	0.04
Quarter ended October 31, 2008	0.03	0.02
Quarter ended January 31, 2009	0.03	0.03

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

Changes in Securities

During the year no common shares were issued.

At the close of the fiscal year there were 656 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 28% of the outstanding stock, through various trusts.

_____________________________________________________________________________________

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations.

Mr. Peter Bojtos was appointed Chairman, President, CEO, and acting Chief Financial Officer in 2005.  Mr. Bojtos has been a director since 1996 and is an experienced mining executive with proven management skills, and possesses an international background in all facets of the mining industry, from acquisitions to exploration, production and financing. Mr. Bojtos is a director of several public companies in the mining industry and has been involved for more than 35 years in many senior management and executive positions within the industry.

The Company had no revenue during the year from production as the Company had no properties in production.

For the fiscal year ended January 31, 2009 the Company reported net loss of $315,579 compared to a net income of $752,955 the previous year.

During the year ended January 31, 2008, the Company received the final two tranches regarding the sale of Montoro. This amounted to $1,490,000 plus fees of $75,000 for extension of closing dates. The final payment was received July 9, 2007.

The Company incurred exploration costs during the year of $65,693 vs.  $152,471 for the year ended January 31, 2008. The current expenditure was primarily on the Cruce plus investigation of other mineral property opportunities. The Company is currently evaluating the extent of exploration it plans to undertake on the Cruce property. It will also be undertaking preliminary work on the properties acquired in TUSA and the extent of its exploration will be dictated by the funding that will be available.

General and administrative expenses for the fiscal year ended January 31, 2009 amounted to $248,163 vs. $669,370 the previous year. General and administrative costs are closely monitored and the Company employs fewer personnel than in the past.

The January 31, 2008 financial statements have been restated to reflect the correction of an error in the amount of $360,000. This amount represents the fair market value of options granted to The Astra Ventures, Inc. The result of this correction was an increase in additional paid-in capital and accumulated deficit of $360,000 at January 31, 2008, an increase in general and administrative and stock option expense, and a reduction of net income in the amount of $360,000 for the year ended January 31, 2008. There was no effect on previously reported net income per share.

_____________________________________________________________________________________

The Company also incurred interest expense of $3,111 to related parties vs. $8,383 to related parties the previous year. This payment was related to outstanding loans from a shareholder which at the year end amounted to $110,000.

Liquidity and Financial Condition

The Company had cash on hand at January 31, 2009 of $8,596  vs.  $182,391 the previous year. After receipt of all proceeds from the sale of Montoro and after retirement of certain loans which were outstanding. The Company paid all taxes applicable on Montoro to the Mexican government. For the fiscal year ended January 31, 2008, this amounted to $383,118.

Current liabilities amount to $836,247 vs. $788,399 in the previous year. Loans have increased marginally as a result of additional shareholder loans made during the current year. Current assets amount to $13,098, resulting in a working capital deficit of $823,151 at January 31, 2009. Current liabilities consist of accounts payable and accrued expenses of $116,310, notes payable and shareholder accruals of $ 719,937.

While the working capital deficit of $823,151 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $ 9,000, and that management will continue to fund this debt. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced net income of $437,376, being a loss of $315,579 in 2009 and a net income of $752,955 in 2008.  However, this net income resulted from the sale of Montoro that completed in the fiscal year ended January 31, 2008. As a result of the increased working capital deficit in the current year, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

The Company did not complete any private placement financing during the fiscal year ended January 31, 2009 nor did it do so in the year ended January 31, 2008. No shares of the Company were issued in the current fiscal year. . The Company will continue to explore options for financing as it addresses its exploration program for 2009 and examines other resource property opportunities.

_____________________________________________________________________________________

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

Management’s primary aim is to acquire an advanced-stage precious and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. Our chief area of interest is in the southwestern United States and numerous situations have been evaluated over the past year. Management has looked at both high-grade underground projects as well as lower-grade open-pittable ones with a view to completing such a strategic acquisition.

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

Item 7A.  Quantitive and Qualitive Disclosures About Market Risk.

Not applicable to smaller reporting company.

_____________________________________________________________________________________

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended and the exploration stage period of February 1, 2001 to January 31, 2009. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, and the period of February 1, 2001 to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 30, 2009

Denver, Colorado

_____________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
January 31, 2009 and 2008 (Restated)

		2008
	2009	(Restated)
ASSETS

Current Assets:
Cash	$8,596	$182,391
Prepaid and other current assets	4,500	48,436

Total current assets	$13,096	$230,827

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$116,310	$98,462
Note payable - shareholders	110,000	30,000
Accounts payable and accrued expenses - shareholders	609,937	659,937

Total current liabilities	836,247	788,399

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized; 72,866,819 shares issued and outstanding	72,866	72,866
Additional paid-in capital	16,639,341	16,589,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(2,194,993)	(1,879,414)
	(823,151)	(557,572)
	$13,096	$230,827

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
Years Ended January 31, 2009 and 2008 (Restated) and
February 1, 2001 (Inception of Exploration Stage) to January 31, 2009

			February 1, 2001
			(Inception of
		2008	Exploration Stage)
	2009	(Restated)	to January 31, 2009

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	65,693	152,471	882,160
Writedown of inventory to market value	-	-	125,000
General and administrative	248,163	669,370	3,044,338

	313,856	821,841	4,101,498

(Loss) from operations	(313,856)	(821,841)	(4,057,258)

Other income (expense)
Interest expense	(3,111)	(8,383)	(61,130)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	1,565,000	2,389,184
Interest income	1,388	18,179	24,144

	(1,723)	1,574,796	2,419,133

Income (loss) before income taxes	(315,579)	752,955	(1,638,125)

Income taxes	-	(383,118)	(556,868)

Net income (loss)	$(315,579)	$369,837	$(2,194,993)

Per share information - basic and fully diluted

Net income (loss) per share
Basic	$0.00	$0.01
Fully-diluted	$0.00	$0.00

Weighted average shares outstanding
Basic	72,866,819	71,400,016
Fully-diluted	72,866,819	97,600,016

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Years Ended January 31, 2009 and 2008 (Restated) and
February 1, 2001 (Inception of Exploration Stage) to January 31, 2009

				February 1, 2001
				(Inception of
			2008	Exploration Stage)
		2009	(Restated)	to January 31, 2009

Cash flows from operating activities:
Net income (loss)		$(315,579)	$369,837	$(2,194,933)

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Income from sale of mineral interest		-	(1,490,000)	(2,235,000)
Writedown of inventory to market value		-	-	125,000
Gain on relief of payables and other indebtedness		-	-	(66,935)
Depreciation		-	-	7,062
Issuance of common stock for services and other non-cash items		-	24,500	207,064
Stock subscriptions related to services provided		-	-	82,750
Stock options issued for services		-	-	75,500
Stock option expense		-	448,000	554,000
Changes in assets and liabilities:
Inventory		-	-	50,000
Other current assets		43,936	(48,436)	(4,500)
Accounts payable		17,849	(124)	173,920
Income taxes payable		-	(173,750)	-
Accounts payable and accrued expenses - shareholders		-	(190,461)	555,856

Total adjustments		61,785	(1,430,271)	(475,283)

Net cash (used in) operating activities		(253,794)	(1,060,434)	(2,670,216)

Cash flows from investing activities:
Proceeds from sale of mineral interest		-	1,490,000	2,235,000

Net cash provided by investing activities		-	1,490,000	2,235,000

Cash flows from financing activities:
Proceeds from issuance of common shares and stock
subscriptions		-	-	580,486
Proceeds from exercise of options		-	-	35,000
Proceeds from notes payable - shareholders		80,000	-	120,500
Repayment of note payable - shareholder		-	(713,545)	(1,001,568)
Capital contribution by shareholder		-	-	689,068

Net cash provided by (used in) financing activities		80,000	(713,545)	423,486

(Decrease) in cash and cash equivalents		(173,794)	(283,979)	(11,790)

Cash and cash equivalents, beginning of period		182,391	466,370	20,387

Cash and cash equivalents, end of period		$8,596	$182,391	$8,596

Supplemental cash flow information:
Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$383,118	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable		$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock		$-	$37,500	$187,500
Conversion of amounts due to shareholders to common stock	$		$12,500	$202,500
Conversion of amounts due to shareholders upon exercise of
stock warrants		$-	$100,000	$116,000
Common shares issued for sto ck subscriptions		$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription		$-	$-	$131,282
Purchase of inventory via direct payment by shareholder		$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder		$50,000	$-	$-

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________

Fischer-Watt Gold Company, Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' (Deficit)
February 1, 2001 (Inception of Exploration Stage) to January 31, 2009

					Accumulated (Deficit)
					Prior to	During
	Common Stock		Additional	Capital Stock	Exploration	Exploration
	Shares	Amount	Paid in Capital	Subscribed	Stage	Stage	Total

Balance, February 1, 2001	44,398,384	$ 44,398	$ 14,476,921	$ 41,250	$ (15,353,115)	$ -	$ (790,546)

Contribution to capital	-	-	263,263	-	-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)	-	-	-
Issuance of stock for services at $0.03 per share	1,000,000	1,000	24,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(634,552)	(634,552)

Balance, January 31, 2002	46,223,384	46,223	14,804,609	-	(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-	-	-	271,305
Issuance of stock options for services	-	-	75,500	-	-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000	-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750	-	-	12,750
Net (loss)	-	-	-	-	-	(586,422)	(586,422)

Balance, January 31, 2003	46,473,384	46,473	15,176,164	42,750	(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-	-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)	-	-	-
Discount on stock issued to affiliates	-	-	57,000	-	-	-	57,000
Stock subscriptions for cash at $0.02 to $0.14 per share	-	-	-	166,282	-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-	-	-	117,204
Net (loss)	-	-	-	-	-	(561,865)	(561,865)

Balance, January 31, 2004	50,642,384	50,642	15,505,699	179,032	(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560	-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)	-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-
Contribution to capital	-	-	25,000	-	-	-	25,000
Issuance of stock and subscription for services at $0.08 per share	20,000	20	1,580	70,000	-	-	71,600
Issuance of stock for cash at $0le .07 per share	400,000	900	27,411	-	-	-	28,311
Stock subscriptions for cash at $0.05 to $0.10 per share	-	-	-	154,971	-	-	154,971
Net (loss)	-	-	-	-	-	(474,858)	(474,858)

Balance January 31, 2005	53,469,111	53,469	15,708,065	253,721	(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	(864,068)
Contribution to capital	-	-	50,500	-	-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)	-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765				25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-	-	-	250,000
Issuance of stock in settlement of debt at $0.05 per share	6,000,000	6,000	294,000	-	-	-	300,000
Net (loss)	-	-	-	-	-	(225,025)	(225,025)

Balance January 31, 2006	69,166,819	69,166	15,695,041	12,750	(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-	-	-	75,000
Issuance of stock in settlement of shareholder
payable at $0.10 per share	400,000	400	39,600	-	-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-	-	-	38,500
Issuance of stock options for services	-	-	106,000	-	-	-	106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Net income	-	-	-	-	-	233,471	233,471

Balance January 31, 2007	70,516,819	70,516	15,969,191	12,750	(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of shareholder
payable at $0.05 per share	250,000	250	12,250	-	-	-	12,500
Issuance of stock in settlement of note payable
at $0.05 per share	750,000	750	36,750	-	-	-	37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-	-	-	24,500
Issuance of stock options for services	-	-	448,000	-	-	-	448,000
Exercise of stock options at $0.10 per share	1,000,000	1,000	99,000	-	-	-	100,000
Net income	-	-	-	-	-	369,837	369,837

Balance January 31, 2008 (Restated)	72,866,819	72,866	16,589,341	12,750	(15,353,115)	(1,879,414)	(557,572)

Contribution to capital	-	-	50,000	-	-	-	50,000
Net (loss)	-	-	-	-	-	(315,579)	(315,579)

Balance January 31, 2009	72,866,819	72,866	$ 16,639,341	$ 12,750	$ (15,353,115)	$(2,194,993)	$ (823,151)

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

Note 1.  Accounting Policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of metals.

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

Mineral Interests

The Company has adopted the provisions of EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets", and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets.  Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

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

_____________________________________________________________________________________

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

The Company follows SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R), as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

_____________________________________________________________________________________

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

Environmental and Reclamation Costs

The Company currently has no active reclamation projects at its past drilling sites having completed all such work.  Expenditures relating to ongoing environmental and reclamation programs would either be expensed as incurred or capitalized and depreciated depending on the status of the related mineral property and their future economic benefits. The recording of provisions generally commences when a reasonably definitive estimate of cost and remaining project life can be determined.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2009 or 2008.

_____________________________________________________________________________________

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

_____________________________________________________________________________________

Restatement

The January 31, 2008 financial statements have been restated to reflect the correction of an error in the amount of $360,000. This amount represents the fair market value of options granted to The Astra Ventures Inc. The result of this correction was an increase in additional paid-in capital and accumulated deficit of $360,000 at January 31, 2008, an increase in general and administrative and stock option expense, and a reduction of net income in the amount of $360,000 for the year ended January 31, 2008. There was no effect on previously reported net income per share.

Recent Pronouncements

In December 2007, the FSAB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. “SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective on February 1, 2009. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of February 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

_____________________________________________________________________________________

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”), which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

Note 2.  Financial Condition, Liquidity, and Going Concern

At January 31, 2009, the Company had stockholders’ and working capital deficits of $823,151 and an accumulated deficit of $17,548,108. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During 2005, the Company entered in to an agreement to sell its holding in a property located in Mexico. This transaction completed on July 9, 2007, and the Company no longer holds any interest in Mexico other than a possible future royalty.

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

In 2005, another shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan bears interest at 5% per annum and is due on demand.    During the year ended January 31, 2009, the shareholder advanced an additional $80,000 under substantially identical terms.  Subsequent to year-end, the shareholder advanced an additional $20,000 and the interest rate on all advances was increased to 10%.

_____________________________________________________________________________________

On December 5, 2005, the Company agreed to repay prior capital contributions made by a Company controlled by a shareholder in the amount of $864,068 in exchange for the Company’s 21.6% joint venture interest in the La Balsa property. During the year ended January 31, 2008, this loan was fully repaid.

Note 4.  Stockholders' (Deficit)

During the year ended January 31, 2002, a shareholder contributed $263,263 to the capital of the Company to be used primarily for the identification and assessment of mining properties.  The Company issued 825,000 shares of common stock which had been subscribed for in a prior year.  The Company issued 1,000,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.

During the year ended January 31, 2003, a shareholder contributed $271,305 to the capital of the Company to be used primarily for the identification and assessment of mining properties.  The Company issued 250,000 shares of common stock in exchange for consulting services, which were valued at their fair market value of $25,000.  During the year ended January 31, 2003, the Company received cash aggregating $30,000 related to a stock subscription for 1,000,000 common shares from a director. In addition, the Company agreed to issue 325,000 shares of common stock for services. These shares were valued at their fair market value of $12,750 and charged to operations during the year ended January 31, 2003.

During the year ended January 31, 2004, a shareholder contributed $129,500 to the capital of the Company to be used primarily for the identification and assessment of mining properties.  The Company issued an aggregate of 3,169,000 shares of common stock for cash of $117,204.  In addition, the Company accepted stock subscriptions for 1,300,000 shares of common stock for cash of $35,000 and 937,727 shares of common stock for the forgiveness of salary due to an officer of $131,282. One of the cash subscriptions for 1,050,000 shares is with an affiliate and the discount on the shares from fair market value of $31,500 has been charged to operations during the year ended January 31, 2004.

During the year ended January 31, 2005, a shareholder contributed $25,000 to the capital of the Company to be used primarily for the identification and assessment of mining properties.  The Company issued 1,906,727 shares of common stock for stock subscriptions of $157,842. The Company issued 400,000 shares of common stock for cash aggregating $28,311. In addition, certain affiliates exercised options to purchase 500,000 shares of common stock for $5,000. The Company also issued 20,000 shares of common stock for services and recorded a subscription for 875,000 shares of common stock valued at fair market value of $70,000 for services. In addition the Company received $154,971 for stock subscriptions.

_____________________________________________________________________________________

During the year ended January 31, 2006, the Company issued 3,392,308 shares of common stock for stock subscriptions of $239,971. The Company issued 5,800,000 shares of common stock for cash aggregating $250,000. In addition, loans outstanding in the amount of $250,000 were converted to 6,000,000 shares of common stock.  The Company issued 505,400 shares of common stock for services valued at fair market value of $25,270.  In addition, $864,068 of capital contributions made by a Company controlled by a shareholder in prior years were reclassified as notes payable and fully repaid during the current year.

During the year ended January 31, 2007, the Company issued 400,000 shares of common stock at $0.10 per share in settlement of amounts due to a shareholder. The Company issued 550,000 shares of common stock for services valued at fair market value of $38,500, and issued options valued at $106,000.  In addition, a shareholder exercised warrants to purchase 400,000 shares of common stock at $0.04 per share, reducing amounts owed by the Company in the amount of $16,000.

During the year ended January 31, 2008, the Company issued 1,000,000 warrants which were exercised in settlement of amounts due to a shareholder.

During the year ended January 31, 2008, two directors exercised stock options for a total of 1,000,000 shares of common stock at $0.05 per share in exchange for debt of $50,000. In addition the Company issued 350,000 shares of common stock for services valued at fair market value of $24,500.

During the year ended January 31, 2009, a shareholder forgave accounts payable and accrued expenses in the amount of $50,000.  This amount was recorded as a contribution to capital.

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

_____________________________________________________________________________________

During the year ended January 31, 2008, stock options were granted to purchase 2,000,000 shares of common stock at an exercise price of $0.10 per share and a term of 5 years. The Company also extended the option expiry date for two directors on options for 1,000,000 shares to June 30, 2009.

During the year ended January 31, 2009, no stock options were granted nor were there any exercised.

The following table summarizes the stock option activity:

		Weighted-average
	Stock Options	Price per share

Outstanding January 31, 2007	16,300,000	$0.28

Granted	2,000,000	$0.10
Exercised	(1,000,000)	$0.05
Expired	(900,000)	$0.05

Outstanding January 31, 2008 and 2009	16,400,000	$0.28

The following table summarizes information about fixed-price stock options at January 31, 2009:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-	Weighted-
		Average	Average	Average
Range of	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05	1,000,000	0.5 yrs	$0.05	1,000,000	$0.05
$0.115	750,000	0.5 yrs	$0.115	750,000	$0.115
$0.10	2,650,000	2.5 yrs	$0.10	2,650,000	$0.10
$0.10	2,000,000	3.5 yrs	$0.10	2,000,000	$0.10
$0.30-$0.60	10,000,000	4.7 yrs	$0.40	10,000,000	$0.40
TOTAL	16,400,000			16,400,000

_____________________________________________________________________________________

Note 6.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,	2008	2007

Domestic	$(315,579)	$ (812,045)
Foreign	--	1,565,111
Net income before taxes	$ (315,579)	$ 752,955

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2009	2008

Federal statutory rate	(34.0)%	(34.0)%
Increase in net deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $7.685 million at January 31, 2009, which expire through 2029. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carry forwards.

The deferred tax asset of approximately $2.5 million resulting from the net operating loss carry forwards is entirely offset by a valuation allowance as management does not believe the Company has met the "more  likely than not" standard imposed by SFAS 109 to allow recognition of a net deferred tax asset.

Note 7.  Transactions With Related Parties

During the year ended January 31, 2008, the Company completed the sale of all of its interest in Minera Montoro to Rogue River Resources Inc.(“Rogue River”). In order to effect the sale to Rogue River, the Company repurchased the 21.6% interest in the La Balsa property held by The Astra Ventures, Inc., a Company controlled by a Director and former Chairman of the Company. The Company has repaid to The Astra Ventures, Inc. the sum of $864,068 which was the amount originally advanced to acquire the 21.6% interest in the La Balsa property.

During the year ended January 31, 2008, a total of $190,461 was paid to two shareholders for accounts payable and accrued expenses. Another shareholder converted debt of $12,500 to exercise options at $0.05 per share and additional debt of $100,000 to exercise of warrants at $0.10 per share. Another shareholder exercised options of 750,000 shares at $0.05 per share for debt reduction of $37,500. Notes payable of $175,000 plus accrued interest $24,383 due to a shareholder, were retired during the year.

During the year ended January 31, 2009, a shareholder forgave accounts payable and accrued expenses in the amount of $50,000.  This amount was recorded as a contribution to capital.

_____________________________________________________________________________________

Note 8.  Subsequent Events

Subsequent to January 31, 2009, a shareholder advanced the Company $20,000. The advances are due on demand and bear interest at 10% per annum.

On February 27, 2009 the Company completed the acquisition of Tournigan USA Inc., a private Wyoming corporation whose prime asset is its 100% control over a portfolio of mineral claims and leases on over 55,000 acres covering prospective uranium geology in Wyoming, South Dakota and Arizona. The Company has delivered an unsecured, interest-free promissory note, due August 31, 2009 to Tournigan Energy Ltd. (Tournigan Energy”) of Vancouver, Canada, in the amount of $325,327. The Company will also secure the release of, or reimburse Tournigan Energy, for the existing reclamation bonds in the amount of $930,000 less any applicable reclamation costs.

On March 2, 2009 the Company entered into a financial consulting agreement with Baxter Capital Advisors Inc. working in conjunction with RedChip Securities Inc. The initial term of this non-exclusive engagement is for six months for a fee of 185,000 shares of restricted common stock of the Company.

_____________________________________________________________________________________

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

The Company retains Stark Winter Schenkein & Co., LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year.

Item 9A(T).  Controls and Procedures.

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(b)

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

_____________________________________________________________________________________

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Peter Bojtos	60	Director
		Chairman, President & CEO

James M. Seed	68	Director

George Beattie	81	Director

Gerald D. Helgeson	75	Director
		Secretary

William Rapaglia	62	Director

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

_____________________________________________________________________________________

Mr. Bojtos became a Vice President and Vice Chairman of the Board of Directors of Fischer-Watt in April 1996 and became Chairman, President and CEO, and acting Chief Financial Officer of the Company on August 4, 2005.

JAMES M. SEED

James Seed was born on April 4, 1941. He is a graduate of Brown University (1963) and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Inc. and The Astra Projects Inc., both privately owned land development companies. He has been with these companies since 1979.

From November 1979 to May 1989, he was the President and Owner of Buffinton Box Company. From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spending his last two years there as Treasurer of the Corporation. Mr. Seed was a Commissioner of Rhode Island Investment Commission and was a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of Brown University from 1984 to 1990.

Mr. Seed has been a Director of Fischer-Watt since June 1, 1996. Mr. Seed stepped down as Chairman of the Board of Directors on August 4, 2005.

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

GERALD D. HELGESON

Gerald Helgeson was born in St. Cloud, Minnesota on October 3, 1933. After graduating from the University of Minnesota in 1955, Mr. Helgeson founded Jack Frost, Inc., which became the largest integrated poultry complex in the Upper Midwest. In addition, Mr. Helgeson was a member of the Young Presidents Organization. Mr. Helgeson has been a director of the Company since March 14, 1994.

WILLIAM J. RAPAGLIA

William J. Rapaglia has over twenty years experience in real estate, acquisitions, constructions and development. Since 1995, Mr. Rapaglia has been involved with the management, direction, growth and development of both private and public companies.

_____________________________________________________________________________________

Since 1997, he has been involved in the mining industry. Mr. Rapaglia has been a director of Fischer-Watt since October 10, 2003. Since 2003, Mr. Rapaglia has also been CEO and Chairman of the Board of a privately held Defense Contracting Company.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the name~~d~~ executive officers of the Company for each of the two fiscal years ended January 31, 2008 and 2009 which was paid by the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Peter Bojtos	2008	$92,953	NIL	$17,500	(i)	NIL	$110,453
President and Chief Executive Officer	2009	$95,004	NIL	NIL	NIL	NIL	$ 95,004

(i)

P.Bojtos was granted an option of 300,000 shares at $0.10 as a director

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2009.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Peter Bojtos	100,000	0.115	7/31/2009
	500,000	0.10	7/27/2011
	300,000	0.10	5/27/2011

There are no warrants outstanding at January 31, 2009.

The directors were not paid any compensation during the fiscal year ended January 31, 2009. The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	All Other Compensation
Peter Bojtos	NIL	NIL	300,000	NIL
James M. Seed	NIL	NIL	300,000	NIL
George Beattie	NIL	NIL	300,000	NIL
Gerald D. Helgeson	NIL	NIL	300,000	NIL
William Rapaglia	NIL	NIL	300,000	NIL

_____________________________________________________________________________________

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at April 30, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Cede & Co. P.O. Box 222 New York, NY 10274	40,171,210 Shares Owned indirectly (1)	55.1%

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	6,188,267 shares Owned directly and indirectly (2)	8.4% (3)

Common Stock	George Beattie 19507 East Shannon Ave. Spokane Valley, WA 99016	4,738,727 shares Owned directly and indirectly (4)	6.4% (5)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	30,966,600 shares Owned directly and indirectly (6)	37.0% (3)

(1)

Cede & Company is a brokerage clearing company.

(2)

Includes 4,288,267 shares beneficially owned, 900,000 shares underlying outstanding stock options which are exercisable within 60 days, and 1,000,000 shares owned by Mr. Bojtos’ spouse, as to which shares he may be deemed to have beneficial ownership.

(3)

Percentage calculated on the basis of 73,766,819 shares of the Company's common stock issued and outstanding which includes: (i) 72,866,819 shares of common stock issued and outstanding as of April 30, 2009; and (ii) 900,000 stock options issued which are immediately exercisable for shares of Common Stock.

(4)

Includes 938,727 shares beneficially owned, 900,000 shares underlying outstanding stock options which are exercisable within 60 days~~,~~ and 2,900,000 shares owned by Mr. Beattie’s spouse as to which shares Mr. Beattie may be deemed to have beneficial ownership.

_____________________________________________________________________________________

(5)

Percentage calculated on the basis of 73,766,819 shares of the Company’s common stock issued and outstanding which includes: (i) 72,866,819 shares of common stock issued and outstanding as of April 30, 2009; and (ii) 900,000 options issued to Mr. Beattie which are immediately exercisable for shares of Common Stock.

(6)

Includes20,066,600 shares beneficially owned directly and through various related companies and trusts, 900,000 shares underlying outstanding stock options which are exercisable within 60 days, and (3)10,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed, which are immediately exercisable for shares of Common Stock.

(7)

Percentage calculated on the basis of 83,766,819 shares of the Company’s common stock issued and outstanding which includes: (i) 72,866,819 shares of common stock issued and outstanding as of April 30, 2009; (ii) 900,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; and (iii) 10,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of April 30, 2009:

_____________________________________________________________________________________

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	6,188,267 shares Owned directly and indirectly (1)	8.4% (2)

Common Stock	George Beattie 19507 East Shannon Ave. Spokane Valley, WA 99016	4,738,727 shares Owned directly and indirectly (3)	6.4% (4)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	30,966,600 shares Owned directly and indirectly (5)	37.0% (7)

Common Stock	Gerald D. Helgeson 3770 Poppy Lane Fallbrook, CA 92028	1,800,000 shares Owned indirectly(8)	2.4%(10)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	1,905,400 shares Owned directly(9)	2.6%(10)

Common Stock	All Officers and Directors of the Company as a Group (5 persons)	45,598,994	51.6%(11)

__________________

(1)

See footnote (2) to first beneficial ownership table under Item 12.

(2)

See footnote (3) to first beneficial ownership table under Item 12.

(3)

See footnote (4) to first beneficial ownership table under Item 12.

(4)

See footnote (5) to first beneficial ownership table under Item 12.

(5)

See footnote (6) to first beneficial ownership table under Item 12.

(6)

See footnote (7) to first beneficial ownership table under Item 12.

_____________________________________________________________________________________

(8)

Includes 400,000 shares and 1,400,000 shares underlying outstanding stock options which are exercisable within 60 days owned by Mr. Helgeson’s spouse, as to which shares Mr. Helgeson may be deemed to have beneficial ownership.

(9)

Includes 505,400 shares beneficially owned and 1,400,000 shares underlying outstanding stock options which are exercisable within 60 days.

(10)

Percentage calculated on the basis of 74,266,819 shares of the Company’s common stock issued and outstanding which includes: (i) 72,866,819 shares of common stock issued and outstanding as of April 30, 2009, and (ii) 1,400,000 options issued which are immediately exercisable for shares of common stock.

(11)

Percentage calculated on the basis of 88,366,819shares of the Company’s common stock issued and outstanding which includes: (i) 72,866,819 shares of common stock issued and outstanding as of April 30, 2009; and (ii) 15,500,000 options issued which are immediately exercisable for shares of Common Stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During the year, the sale of Montoro in Mexico was completed. In order to carry out the transaction, the Company reacquired the interest held by Astra, a company controlled by a Director that in turn had advanced funds in the amount of $864,068 for an interest of 21.6% in La Balsa. The Company assumed the liability of $864,068 due to Astra and this amount has been repaid.  Additionally the Company agreed to compensate Astra with share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.

Due to severe cash shortages in recent years, executives of the Company had been deferring the payment of their fees and expenses and had loaned money to the Company. Mr. George Beattie, former President and Chief Executive Officer, is owed $296,667 for fees; Mr. Peter Bojtos, Chairman, President and CEO, is owed $ 225,606 for fees , loans and accrued interest and $91,761 for expenses. In addition, subsequent to the year-end, Peter Bojtos loaned the Company an additional $20,000. The loans, in the form of Demand Loans, accrue interest at a rate of 10% per annum compounded annually.

Item 14.  Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in fiscal years January 31, 2009 and 2008.

_____________________________________________________________________________________

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's  quarterly reports on Form 10-QSB for the past two years were $23,650 and $24,350 respectively, net of expenses.

Audit-Related Fees

For the year ended January 31, 2009, Stark Winter Schenkein & Co., LLP billed the Company $6,473 vs. NIL in the previous year, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax  compliance for the year ended January 31, 2009  was $3,750 vs. $11,250 in the previous year.

All Other Fees

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits
3.1	By-laws of the Corporation. Amended and restated. Filed as Exhibit 3.3 to Form 10-QSB filed December 16, 1996 and incorporated herein by reference.

10.1	Fischer-Watt Gold Company, Inc., non-qualified stock option plan of May 1987 and filed as Exhibit 36.10 to Form 10-K filed April 23, 1991 and incorporated herein by reference.

10.2	Agreement to Sale, dated November 21, 2000, between Fischer-Watt Gold Company, Inc. and Bullet Holdings, Inc., included with Form 8-K filed December 14, 2000 and incorporated herein by reference.

_____________________________________________________________________________________

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

10.7	Agreement, dated October 1, 2008, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed October 6, 2008.

10.8	Promissory Note, dated February 27, 2009, payable by Fischer-Watt Gold Company, Inc. to Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed March 23, 2009

31	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________________

*

Filed herewith.

_____________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	April 30, 2009	By:	/s/ Peter Bojtos
Peter Bojtos
President, Chief Executive Officer,
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 30, 2009	By:	/s/ Peter Bojtos
Peter Bojtos
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	April 30, 2009	By:	/s/ Gerald D. Helgeson
Gerald D. Helgeson
Director, Secretary

Date:	April 30, 2009	By:	/s/ James M. Seed
James M. Seed
Director

Date:	April 30, 2009	By:	/s/ George J. Beattie
George J. Beattie
Director

Date:	April 30, 2009	By:	/s/ William Rapaglia
William Rapaglia
Director

_____________________________________________________________________________________