Form 10-Q
period 2009-04-30
FISCHER WATT GOLD CO INC
filed 2009-06-22
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of June 19, 2009 was 72,866,819.

__________________________________________________________________________

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

__________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2009
	(Unaudited)	January 31, 2009
ASSETS
Current Assets:
Cash	$31,139	$8,596
Prepaid and other current assets	7,702	4,500
Restricted deposits	930,000	-
Prepaid expenses	309,500	-

Total current assets	$1,278,341	$13,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$165,353	$116,310
Note payable - shareholders	130,000	110,000
Accounts payable and accrued expenses – shareholders	609,937	609,937
Asset retirement obligation	52,000	-
Due to Tournigan Energy Ltd.	1,203,327	-

Total current liabilities	2,160,617	836,247

Stockholders' (deficit):
Preferred stock, non-voting, convertible, $2 par value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 72,866,819 shares issued and outstanding	72,866	72,866
Additional paid-in capital	16,639,341	16,639,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(2,254,118)	(2,194,993)
	(882,276)	(823,151)
	$1,278,341	$13,096

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			February 1, 2001
	Three Months Ended		(Inception of
	April 30,	April 30,	Exploration Stage)
	2009	2008	to April 30, 2009

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	-	25,342	882,160
Writedown of inventory to market value	-	-	125,000
General and administrative	61,718	74,513	3,106,056

	61,718	99,855	4,163,216

(Loss) from operations	(61,718)	(99,855)	(4,118,976)

Other income (expense)
Interest expense	(3,339)	(375)	(64,469)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	-	2,389,184
Interest income	5,932	865	30,076

	2,593	490	2,421,726

Income (loss) before income taxes	(59,125)	(99,365)	(1,697,250)

Income taxes	-	-	(556,868)

Net income (loss)	$(59,125)	$(99,365)	$(2,254,118)

Per share information - basic and fully diluted

Net income (loss) per share
Basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding
Basic and diluted	72,866,819	71,400,016

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Three Months Ended		(Inception of
	April 30,	April 30,	Exploration Stage)
	2009	2008	to April 30, 2009

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,286)	$(68,492)	$(2,680,563)

Cash flows from investing activities:
Proceeds from sale of mineral interest	-	-	2,235,000
Cash received in Tournigan USA Inc. acquisition	12,829	-	12,829

Net cash provided by (used in) financing activities	12,829	-	2,247,829

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	20,000	-	140,500
Repayment of note payable - shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by financing activities	20,000	-	443,486

Increase (decrease) in cash and cash equivalents	22,543	(68,492)	10,752

Cash and cash equivalents, beginning of period	8,596	182,391	20,387

Cash and cash equivalents, end of period	$31,139	$113,899	$31,139

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

(1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.  The April 30, 2009 financial statements include the accounts of Tournigan USA Inc. (TUSA) as of March 31, 2009 and the results of TUSA’s operations from February 28, 2009, the date of acquisition, through March 31, 2009.

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of Tournigan USA, Inc. which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. The prime asset in Tournigan USA, Inc. is its portfolio of mineral claims and leases covering in excess of 55,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy Ltd retains a 30% carried interest in respect of each property in Tournigan USA, Inc up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the Project or Tournigan Energy Ltd will have the option to dilute down to a 5% net profits interest. The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represents the amount paid by Tournigan Energy for the current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agrees to secure the release of a reclamation bond in the amount of $930,000 less any applicable reclamation costs, which are expected to reduce the amount of the refund to Tournigan Energy Ltd to approximately $875,000. Both the Promissory Note to Tournigan Energy Ltd and the release of the reclamation bond are unsecured, non-interest-bearing an due August 31, 2009. This transaction has been approved by the TSX –V exchange, as Tournigan Energy Ltd is listed in Toronto on the  TSX Venture Exchange.

__________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy.

(3)

Tournigan USA, Inc.

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc, a wholly owned subsidiary of Tournigan Energy Ltd. As consideration for this transaction, the Company issued to Tournigan Energy Ltd, a promissory note in the amount of $325,327, which is non-interest bearing and due August 31, 2009.

The transaction described above relating to the acquisition of Tournigan USA, Inc was accounted for as a business combination in accordance with SFAS No 141. A summary of the transaction is presented below;

Promissory Note payable	$ 325,327
Cash	12,829
Accrued interest receivable	3,202
Accounts payable	(204)

Net amount, representing prepaid mineral fees	$ 309,500

The prepaid mineral fees will be amortized over their term.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represents the amount paid by Tournigan Energy for the current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of a reclamation bond in the amount of $930,000 less any applicable reclamation costs.

The notes payable are comprised of the following:

Promissory note	$ 325,327

Reclamation bond	930,000

Reclamation costs	(52,000)

$ 1,203,327

Both the Promissory Note to Tournigan Energy Ltd and the release of the reclamation bond are unsecured, non-interest-bearing an due August 31, 2009. This transaction has been approved by the TSX –V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy.

The results of operations of Tournigan USA, Inc have been included in the results of operations of the Company for the period From February 28, 2009 to March 31, 2009, had the acquisition taken place on January 1, 2009, the unaudited results of operations would have been:

__________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

	2009	2008
Revenue	$ 6,346	$ 11,030
Net loss	$ (4,563)	$ 5,445
Net loss per share	$ (0.00)	$ 0.00

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

(5)

Going Concern Consideration

The Company has incurred operating losses of $17,607,233 since inception and had a stockholders’ deficit and working capital deficit of $882,276 at April 30, 2009 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(6)

Notes Payable – Shareholder

On April 1, 2009, a shareholder advanced $20,000 to the Company for working capital purposes.  The Note Payable is a demand note at 10% interest and no terms of repayment have been established.

(7)

Note – Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming.  Settlement of these obligations is expected to occur in 2009.

The Company has posted restricted reclamation deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

__________________________________________________________________________

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

MINERAL PROPERTIES

TOURNIGAN USA INC.

On October 2, 2008, the Company entered into a Binding Letter Agreement with Tournigan Energy Ltd. (“Tournigan Energy”), a Canadian public corporation, to acquire its wholly-owned US subsidiary, Tournigan USA Inc. (“Tournigan USA”). The prime asset in Tournigan USA is its portfolio of uranium–bearing mineral claims and leases on over 55,000 acres in Wyoming, South Dakota and Arizona.

This transaction closed on February 27, 2009 when  the Company  issued  to Tournigan Energy an interest-free promissory note, due August 31, 2009, for t  $325,327, which was the amount paid by Tournigan Energy for the current year’s federal mineral claim maintenance fees along with some working capital adjustments at closing. In addition to this, the Company will also secure the release of  and reimburse Tournigan Energy for the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The Reclamation payable to Tournigan is expected to net out at approximately $878,000, after all applicable costs. The Company will grant Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt has declared his interest in this transaction since he is also a director of Tournigan Energy. He has abstained from voting on all matters in connection with this transaction.

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 2,445 Federal lode claims covering 50,514 acres in Wyoming, South Dakota and Arizona, along with 27 State leases covering 4,619 acres in Wyoming and Arizona. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties amount to approximately $350,000 if the Company chooses to hold all the current properties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are now registered in TUSA’s name.

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

__________________________________________________________________________

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

__________________________________________________________________________

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

__________________________________________________________________________

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

__________________________________________________________________________

Nevada
Utah
Arizona
St. George
Kanab
I - 15
Virgin River
Lake Mead
Lake Powell
Kaibab Reservation
Grand Canyon National Game Preserve
Grand Canyon National Park
Havusupai Reservation
Hualapai Reservation
Navajo Reservation
Colorado River
Little Colorado River
SVP
BRG
LH
MM
PC
BRN
MS
BRS
MC
TC
QD
QC
DW
DWS
DWE
JB
FP
SGB
EMN
EM
TWN
SS
DFE
DF
TW
RS
RN
SC
CC
CWN
CWS
LS
BUN
BUS
INT
WPW
KJR
AKN
AKS
RP
HW
HTT
MK
LJN
LJ
JD
SLD
HV
HC
HK
BK
ULJ
PK
GREG
KB
BS
GCN
GC
GCS
COCONINO 1-4
GANN N.
GANN S.
SUPAI
BALDY
RED WEST
NITA NORTH
NITA SOUTH
DIKE
HAZEN N.
RED EAST
RAIN
DUST
RED
LRH
RH 1-4
SHILO
HAZEN S.
RODGERS
FARM
GILA
DOUBLE KNOB
ROSEWELL
MARKHAM N.
MARKHAM S.
AUBREY N.
AUBREY S.
CHIEF
0
10
20
miles
Tournigan USA Claims
LEGEND
Federal Claim Outline
State Lease Outline
N
S
E
W
DATE: 5-2-2008

CRUCE PROJECT

The Company currently holds a 560 acre mineral property located in northwest Pinal County, Arizona in T8S, R14E, section 16 called the Cruce exploration project which has a history of gold and copper exploration. The Company acquired a 100% interest in a State mineral lease for $15,000 and the issuance of 100,000 restricted common shares of its stock. The vendors retained a 2% Net Smelter Return royalty and received an advance royalty of $20,000 on the first anniversary of the agreement, $25,000 on the second anniversary (which has been paid) and will receive $25,000 on subsequent anniversaries. These advance royalties will be deductible from future production royalty payments. The Company holds a further 32 Federal mineral claims covering 660 acres immediately adjoining the State lease on its east and south boundary.

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

__________________________________________________________________________

During the first quarter of 2008, Fischer-Watt carried out its first drill program on the property. The Company used an Air-track drill rig to drill a close-spaced grid of 63 shallow holes to test three of the four anomalous zones; the East, West and Copper Oxide zones. Holes were drilled along a series of east-west oriented lines spaced 30 or 60 meters apart with holes along each line being 10 or 20 meters apart. The holes were about 80 feet in depth. Readers are cautioned that an Air-track drill is used solely as a reconnaissance tool since the hole is unlined which may result in some contamination of samples. However, it provides an excellent, low-cost method of collecting indicative samples.

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

Following this the Company reviewed earlier geophysical results over these mineralized zones and planned further possible geophysical surveys, primarily Induced Polarisation surveys, in order to project any north-western extensions of the mineralized zone.  The work programs to date have cost approximately $80,000, which was funded from the Company’s treasury.

While the results to date have identified mineralized zones on the property, the Company has been unable to identify a substantial target area. Therefore, the Company is contemplating termination of its agreement on the Cruce.

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

The Company has cash on hand at April 30, 2009, of  $31,139 plus restricted cash of $930,000 which is a reclamation bond that must ultimately be returned to Tournigan Energy, The Company working capital deficit position of   $882,276 raises the question of the ability of the Company to continue operations without further financing.   Total current liabilities at April 30, 2009 amounted to  $2,160,617, however, only $ 14,750 is due to trade creditors. The balance of the current liabilities is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended April  30, 2009 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at April 30, 2009 and compares that condition to our financial condition at year-end January 31, 2009. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-KSB for the year ended January 31, 2009.

__________________________________________________________________________

Plan of Operation

The Company’s plan of operation for the coming months is to review the data acquired in the Tournigan USA transaction and determine and prioritise the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona. Selected properties may also be made available for optioning by other interested companies From this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained.. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Normal operating expenses for the next 12 months are estimated at $350,000, re the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

Liquidity and Capital Resources

As of April 30, 2009, the Company had cash on hand of $31,139 and current trade liabilities of  $14,750  and  $890,335 owed to related parties with no specific terms of repayment. The cash on hand does not include restricted cash in Tournigan USA of $930,000 which reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of Tournigan USA by the Company.  Current accounts payable amounted to $14,750 and accrued expenses amounted to $150,399, which are due to related parties. The working capital deficit at April 30, 2009 was $882,276 compared to  $823,151 at January 31, 2009. This represents an increase in the working capital deficit of $59,125, for the three months ended April 30, 2009.  This deterioration in working capital is the direct result of the loss experienced for the three month period ended April 30, 2009 of $59,125.

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

Results of Operations

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

For the three months ended April 30, 2009, the Company had a net loss of  $59,125 compared to net loss of  $99,365 for the three month period ended April 30, 2008.

During the three month period ended April 30, 2009, there was no   exploration expense compared to $25,342 in the three month period ended April 30, 2008. This exploration activity in 2008 was directed to the Cruce property in Arizona.  Following a review of data from the Cruce property the Company is not planning to carry out any further exploration program. The Company has acquired all of the shares of Tournigan USA which houses a portfolio of uranium–bearing mineral claims and leases on over 55,000 acres in Wyoming, South Dakota and Arizona. The Company is still assessing the material pertaining to the various properties and has yet to finalize an exploration program for 2009.

__________________________________________________________________________

General and administrative expenses amounted to $61,718 for the three months ended April 30, 2009 compared to $99,855 for the three months ended April 30, 2008. The general and administrative expenses include salaries, travel, trade shows, professional fees, and general office expenses by the Company in the three month period ended April 30, 2009.

While the Company currently has cash on hand of  $31,139 not counting restricted cash that must be paid out, and current trade accounts payable of $14,750, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

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

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2009, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,607,233 at  April 30, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.

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

__________________________________________________________________________

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

•

Volatility of our stock price.

__________________________________________________________________________

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

__________________________________________________________________________

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002for Peter Bojtos

__________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	June 22, 2009	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer