Form 10-Q
period 2009-07-31
FISCHER WATT GOLD CO INC
filed 2009-09-18
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2009

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

_______________________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of September 10, 2009 was 73,051,819.

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

_______________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	July 31, 2009
	(Unaudited)	January 31, 2009
ASSETS
Current Assets:
Cash	$26,800	$8,596
Prepaid and other current assets	7,992	4,500
Restricted deposits	930,000	-
Prepaid expenses	309,500	-

Total current assets	$1,274,292	$13,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$216,632	$116,310
Note payable - shareholders	160,000	110,000
Accounts payable and accrued expenses - shareholders	609,937	609,937
Asset retirement obligation	52,000	-
Due to Tournigan Energy Ltd	1,203,327	-

Total current liabilities	2,241,896	836,247

Stockholders' (Deficit):

Preferred stock, non-voting, convertible, $2 par value, 250,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 73,051,819 and 72,866,819 shares
issued and outstanding, respectively	73,051	72,866
Additional paid-in capital	16,645,076	16,639,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(2,345,366)	(2,194,993)
	(967,604)	(823,151)
	$1,274,292	$13,096

See the accompanying notes to the consolidated financial statements

_______________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		(Inception of
	July 31,	July 31,	July 31,	July 31,	Exploration Stage)
	2009	2008	2009	2008	to July 31, 2009

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	4,001	26,560	4,001	51,902	886,161
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	88,643	66,945	150,361	141,458	3,194,699
	92,644	93,505	154,362	193,360	4,255,860
(Loss) from operations	(92,644)	(93,505)	(154,362)	(193,360)	(4,211,620)

Other income (expense)
Interest expense	(4,202)	(375)	(7,541)	(750)	(68,671)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	-	2,389,184
Interest income	5,598	408	11,530	1,273	35,674

	1,396	33	3,989	523	2,423,122

Income (loss) before income taxes	(91,248)	(93,472)	(150,373)	(192,837)	(1,788,498)

Income taxes	-	-	-	-	(556,868)

Net income (loss)	$(91,248)	$(93,472)	$(150,373)	$(192,837)	$(2,345,366)

Per share information - basic and fully diluted

Net income (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	72,868,830	72,866,819	72,867,841	72,866,819

See the accompanying notes to the consolidated financial statements

_______________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Six Months Ended		(Inception of
	July 31,	July 31,	Exploration Stage)
	2009	2008	to July 31, 2009
Cash flows from operating activities:
Net cash (used in) operating activities	$(44,625)	$(149,536)	$(2,714,902)

Cash flows from investing activities:
Cash received in Tournigan USA Inc. acquisition	12,829	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000

Net cash provided by investing activities	12,829	-	2,247,829

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable – shareholders	50,000	-	170,500
Repayment of note payable – shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by financing activities	50,000	-	473,486

Increase (decrease) in cash and cash equivalents	18,204	(149,536)	6,413

Cash and cash equivalents, beginning of period	8,596	182,391	20,387

Cash and cash equivalents, end of period	$26,800	$32,855	$26,800

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

See the accompanying notes to the consolidated financial statements

_______________________________________________________________________________________________________

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.  The July 31, 2009 financial statements include the accounts of Tournigan USA Inc. (TUSA) as of June 30, 2009, and the results of TUSA’s operations from February 27, 2009, the date of acquisition, through June 30, 2009.

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of TUSA which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. The prime asset in TUSA is its portfolio of mineral claims and leases covering in excess of 55,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy Ltd retains a 30% carried interest in respect of each property in TUSA up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the Project or Tournigan Energy Ltd will have the option to dilute down to a 5% net profits interest.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represents the amount paid by Tournigan Energy Ltd. for the current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs.

_______________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

Both the promissory note to Tournigan Energy Ltd and the release of the reclamation bonds are unsecured, non-interest-bearing and were due August 31, 2009.    This transaction has been approved by the TSX –V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.  The due date of the promissory note and $530,000 of the reclamation bonds were subsequently extended to December 15, 2009. The remaining $400,000 of reclamation bonds, net of reclamation costs is due September 30, 2010.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy Ltd.

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

(4)

Going Concern Consideration

The Company has incurred losses of $17,698,481 since inception and had a stockholders’ deficit and working capital deficit of at July 31, 2009 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

_______________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

(5)

Notes Payable – Shareholders

During the quarter ended July 31, 2009, a shareholder advanced $30,000 to the Company for working capital purposes.  The Note Payable is a demand note at 10% interest and no terms of repayment have been established.

(6)

Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming.  Settlement of these obligations is expected to occur in 2010.

The Company has posted restricted reclamation deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

(7)

Stockholders’ (Deficit)

Effective July 31, 2009, the Company issued 185,000 restricted shares of common stock for financial consulting services.  The 185,000 shares were valued at $.032 per share or $5,920.

(8)

Subsequent Event

The Company agreed to issue 135,000 shares of common stock under the terms of a financial consulting agreement effective August 1, 2009.

Subsequent to year end, the Company paid claims maintenance fees of $340,000.  In connection with these payments, a shareholder advanced the Company $219,660.  These advances do not bear interest.

_______________________________________________________________________________________________________

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

MINERAL PROPERTIES

TOURNIGAN USA INC.

On October 2, 2008, the Company entered into a Binding Letter Agreement with Tournigan Energy Ltd. ("Tournigan Energy"), a Canadian public corporation, to acquire its wholly-owned US subsidiary, Tournigan USA Inc. (“TUSA”). The prime asset in TUSA is its portfolio of uranium–bearing mineral claims and leases on over 50,000 acres in Wyoming, South Dakota and Arizona.

This transaction closed on February 27, 2009 when the Company issued to Tournigan Energy an interest-free promissory note, due August 31, 2009, for $325,327, which was the amount paid in 2008 by Tournigan Energy for Federal mineral claim maintenance fees along with some working capital adjustments at closing. In addition to this, the Company will also secure the release of and reimburse Tournigan Energy for the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The reclamation payable to Tournigan is expected to net out at approximately $878,000, after all applicable costs. The Company will grant Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

On August 31, 2009, Tournigan Energy agreed to extend the payment date of the promissory note to December 15, 2009. Additionally, Tournigan Energy agreed to defer repayment of $530,000 of the existing reclamation bonds until December 15, 2009 with the remaining $400,000 less the applicable reclamation costs to be repaid by September 30, 2010.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in these transactions since he is also a director of Tournigan Energy. He abstained from voting on all matters in connection with these transactions.

_______________________________________________________________________________________________________

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 2,445 Federal lode claims covering 50,514 acres in Wyoming, South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties amount to approximately $350,000 if the Company chooses to hold all the current properties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name.

Wyoming

The Wyoming properties consist of 1,571 Federal claims covering 32,457 acres and 3 State leases covering 879 acres distributed in five areas of prospective uranium bearing geology. Some of the properties are close to former producing uranium mines or in-situ recovery (“ISR”) operations. These areas are Cyclone Rim in Sweetwater County; South Pass in Sublette and Fremont Counties; Alkali Creek and Whiskey Peak in Fremont County; and Shirley Basin in Carbon and Natrona Counties.

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

Cyclone Rim

The largest exploration area in TUSA is in the Cyclone Rim covering 23,097 acres. The claims are located in the northwestern portion of the Great Divide Basin. The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll front mineralization from the UT claims in the west and along the CR trend for a further 25 miles of favorable uranium geology. The east end of these claims is approximately 8 miles west of Rio Tinto Limited’s Sweetwater uranium processing mill. That facility is presently on care and maintenance.

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

_______________________________________________________________________________________________________

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

Fischer-Watt Gold Co., Inc.
Wyoming Uranium Districts
Legend
Tournigan Projects
Significant Past Producers
Pre - Cambrian Exposure
NORTH
0
25
50
miles
Montana
South Dakota
Nebraska
Colorado
Big Horn Basin
Wind River Basin
Powder River Basin
Green River Basin
Great Divide Basin
Shirley Basin
Pryor Mts.
Sheridan
Hulett
I-90
Gillette
Rapid City
Pumpkin Buttes
Kaycee
Hot Springs
Edgemont
Casper
S. Powder River Basin
Gas Hills
Crooks Gap
South Pass
Alkali Creek
Cyclone Rim
Shirley Basin
I-25
Rock Springs
I-80
Laramie
Cheyenne
Baggs

_______________________________________________________________________________________________________

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

The Long claims consist of 141 claims covering 2,800 acres that encompass a 3 mile long by 1 mile wide mineralized trend that includes pre-existing claims controlled by Strathmore Minerals. These cover the historic Viking, Virginia C and Ridge Runner ore bodies. The eastern portion of the Long claims surrounds the historic Long Mountain ore bodies, some of which are also covered by Strathmore claims. The US Forest Service has made application to withdraw certain lands in the Craven Canyon and Long Mountain area that would withhold entry to some of the claims in this portion.

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

Arizona

TUSA holds 618 Federal lode claims on 12,768 acres in Mohave County, northern Arizona in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccias pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccias pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

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

_______________________________________________________________________________________________________

The U.S. Department of the Interior has proposed to withdraw almost 1 million acres of federal lands near the Grand Canyon. Most of the TUSA claims are located outside this withdrawal area.

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

St. George
Kanab
Utah
Arizona
Nevada
Lake Powell
I - 15
Virgin River
Kaibab Reservation
Grand Canyon National Game Preserve
Colorado River
Navajo Reservation
Grand Canyon National Park
Havusupai Reservation
Colorado River
Lake Mead
Hualapai Reservation
Little Colorado River
0
10
20
miles
TOURNIGAN USA INC.
LEGEND
Federal Claim Outline
N
W
E
S
DATE: 5-2-2008

_______________________________________________________________________________________________________

CRUCE PROJECT

The Company held a State Mineral Lease and 32 Federal mineral claims in northwest Pinal County, Arizona called the Cruce exploration project.

While Fischer-Watt’s results have identified mineralized zones on the property, the Company has been unable to identify a substantial target area. After an extensive review of all available data, the Company decided the mineralization was of insufficient extent and has terminated its ownership of Cruce.

The Company currently has insufficient capital to conduct its business and does not have sufficient capital to carry out its planned exploration program which over the next 12 months is estimated to cost $350,000.

The Company has cash on hand at July 31, 2009, of $26,800 plus restricted cash of $930,000 which is a reclamation bond that must ultimately be returned to Tournigan Energy, The Company working capital deficit position of   $967,604 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at July 31, 2009 amounted to $2,241,896 of which only $30,160 is due to trade creditors. The balance of the current liabilities is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended July 31, 2009 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2009 and compares that condition to our financial condition at year-end January 31, 2009. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K for the year ended January 31, 2009.

Plan of Operation

The Company’s plan of operation for the coming months is to complete the review of data acquired in the TUSA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company.

Normal operating expenses for the next 12 months are estimated at $350,000, for the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

_______________________________________________________________________________________________________

Liquidity and Capital Resources

As of July 31, 2009, the Company had cash on hand of $26,800 and current trade liabilities of $30,160 and $956,409 owed to related parties with no specific terms of repayment. The cash on hand does not include restricted cash in TUSA, of $930,000 which reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of TUSA by the Company.  The working capital deficit at July 31, 2009 was $967,604 compared to $823,151 at January 31, 2009. This represents an increase in the working capital deficit of $144,453, for the six months ended July 31, 2009.  This deterioration in working capital is mainly the loss experienced for the six month period ended July 31, 2009.

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

Results of Operations

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

For the three months ended July 31, 2009, the Company had a net loss of  $91,248 compared to net loss of $93,472 for the three month period ended July 31, 2008.

During the three month period ended July 31, 2009, there was modest exploration expense of $4,001 compared to $25,560 in the three month period ended July 31, 2008. The exploration activity in 2008 was directed to the Cruce property in Arizona.  Following a recent review of data from the Cruce property the Company has decided to cease further exploration and terminate its ownership of the property.

The Company has acquired 100% of the common shares of TUSA which contains a portfolio of uranium–bearing mineral claims and leases on over 50,000 acres in Wyoming, South Dakota and Arizona. The Company is still assessing the material pertaining to the various properties and has yet to finalize an exploration program going forward. It has paid all annual Federal claim maintenance fees to the US Bureau of Land Management for the coming year. Payment of $340,000 was completed September 1, 2009.

General and administrative expenses amounted to $88,643 for the three months ended July 31, 2009 compared to $66,945 for the three months ended July 31, 2008. The general and administrative expenses include salaries, travel, trade shows, professional fees, and general office expenses.

_______________________________________________________________________________________________________

Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008

For the six months ended July 31, 2009, the Company had a net loss of  $150,373 compared to a loss of $192,837 for the six months ended July 31, 2008. The reduction in loss for the comparable periods was primarily the result of a reduction in exploration expense in 2009 to $4,001 compared to exploration expense of $51,902 for the six months ended July 31, 2008.

While the Company currently has cash on hand of $26,800 not counting restricted cash that must be paid out, and current trade accounts payable of $30,160, the Company realizes that it will require additional financing, reduced exploration activity, or the disposition of its remaining mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful.

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

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2009, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $17,698,481 at July 31, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does not have adequate capital to continue its contemplated business plan through January 31, 2010, and does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

_______________________________________________________________________________________________________

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

_______________________________________________________________________________________________________

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

_______________________________________________________________________________________________________

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2009, we issued 185,000 shares of our common stock which was not registered under the Securities Act of 1933, as amended (the "Act").  The shares issued were issued to a single entity for services rendered in connection with investor relations consulting.

We relied on the exemption from registration provided by Section 4(2) of the Act.  The service provider had available the type of information that would have been included in a registration statement at the time of the share issuance.  Because of its relationship to the issuer of the securities, its financial sophistication and its financial situation, the investor did not require the protection afforded by registration under the Act.  Further, the certificate representing the shares issued will bear a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the printed certificate are restricted within the meaning of that Rule.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

           None

______________________________________________________________________________________________________

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002for Peter Bojtos

_______________________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 18, 2009	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

___________________________________________________________________________________________________