Form 10-Q
period 2009-10-31
FISCHER WATT GOLD CO INC
filed 2009-12-15
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2009

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

_____________________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of December 10, 2009 was 73,186,819.

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

____________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31, 2009
	(Unaudited)	January 31, 2009
ASSETS

Current Assets:
Cash	$24,098	$8,596
Prepaid and other current assets	10,017	4,500
Restricted deposits	554,400	-
Prepaid expenses	283,620	-

Total current assets	$872,135	$13,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$245,025	$116,310
Note payable - shareholders	160,000	110,000
Accounts payable and accrued expenses - shareholders	609,937	609,937
Asset retirement obligation	52,000	-
Due to Tournigan Energy Ltd	1,203,327	-

Total current liabilities	2,270,289	836,247

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par value, 250,000 shares authorized, None outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 73,186,819 and 72,866,819 shares issued and outstanding, respectively	73,186	72,866
Additional paid-in capital	16,648,991	16,639,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(2,779,966)	(2,194,993)
	(1,398,154)	(823,151)
	$872,135	$13,096

See the accompanying notes to the consolidated financial statements

__________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					February 1, 2001
	Three Months Ended		Nine Months Ended		(Inception of
	October 31,	October 31,	October 31,	October 31,	Exploration Stage)
	2009	2008	2009	2008	to October 31, 2009

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	376,445	11,099	380,446	63,001	1,262,606
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	55,123	50,787	205,484	192,245	3,249,822
	431,568	61,886	585,930	255,246	4,687,428
(Loss) from operations	(431,568)	(61,886)	(585,930)	(255,246)	(4,643,188)

Other income (expense)
Interest expense	(4,223)	(375)	(11,764)	(1,125)	(72,894)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	-	2,389,184
Interest income	1,191	102	12,721	1,375	36,865
	(3,032)	(273)	957	250	2,420,090
(Loss) before income taxes	(434,600)	(62,159)	(584,973)	(254,996)	(2,223,098)

Income taxes	-	-	-	-	(556,868)

Net (loss)	$(434,600)	$(62,159)	$(584,973)	$(254,996)	$(2,779,966)

Per share information – basic and fully diluted

Net (loss) per share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	73,186,819	72,866,819	72,975,335	72,866,819

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Nine Months Ended		(Inception of
	October 31,	October 31,	Exploration Stage)
	2009	2008	to October 31, 2009
Cash flows from operating activities:
Net cash (used in) operating activities	$(47,327)	$(219,286)	$(2,717,604)

Cash flows from investing activities:
Cash received in Tournigan USA Inc. acquisition	12,829	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000

Net cash provided by investing activities	12,829	-	2,247,829

Cash flows from financing activities:
Proceeds from issuance of common shares and stock subscriptions	-	-	580,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	50,000	50,000	170,500
Repayment of note payable - shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by financing activities	50,000	50,000	473,486

Increase (decrease) in cash and cash equivalents	15,502	(169,286)	3,711

Cash and cash equivalents, beginning of period	8,596	182,391	20,387

Cash and cash equivalents, end of period	$24,098	$13,105	$24,098

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.  The October 31, 2009 financial statements include the accounts of Tournigan USA Inc. (TUSA) as of September 30, 2009, and the results of TUSA’s operations from February 28, 2009, the date of acquisition, through September 30, 2009.

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

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represents the amount paid by Tournigan Energy for the current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As at October 31, 2009, the deposit for reclamation bonds has been reduced to $554,400.

_____________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

(UNAUDITED)

Both the promissory note to Tournigan Energy Ltd and the release of the reclamation bonds are unsecured, non-interest-bearing and were due August 31, 2009.  The due date of the promissory note was extended to December 15, 2009. The remaining balance of reclamation bonds, net of reclamation costs is due September 10, 2010.  This transaction has been approved by the TSX –V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy.

(3)

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(4)

Going Concern Consideration

The Company has incurred operating losses of $18,133,081 since inception and had a stockholders’ deficit and working capital deficit of at October 31, 2009 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Notes Payable – Shareholder

Notes payable represent various advances by a shareholder totaling $160,000. Loans in the amount of $50,000 have been made in the nine months ending October 31, 2009. The notes are demand notes at

10% interest and no terms of repayment have been established.

______________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

(UNAUDITED)

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

(7)

Stockholders’ (Deficit)

In the three months ended October 31, 2009, the Company issued 135,000 restricted shares of common stock for financial consulting services valued at $4,050($0.032 per share). For the nine months ended October 31, 2009, a total of 320,000 shares have been issued for financial consulting services for a total consideration of $9,970.

(8)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended October 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of October 31, 2009 and for the quarter ended October 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC). In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

______________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

(UNAUDITED)

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

(9)

Subsequent Events

Subsequent events were evaluated through December 14, 2009, the date the financial statements were issued.

It has been determined that there are no subsequent events that require disclosure.

_____________________________________________________________________________________________________

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

On August 31, 2009, Tournigan Energy agreed to extend the payment date of the promissory note to December 15, 2009. Additionally, Tournigan Energy agreed to defer repayment of $530,000 of the existing reclamation bonds until December 15, 2009 with the remaining $400,000 less the applicable reclamation costs to be repaid by September 30, 2010. To date a total of $575,600 has been released from the reclamation bond account, leaving a balance at December 13, 2009 of $354,400.

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

______________________________________________________________________________________________________

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

The 15 holes that intersected significant uranium mineralization are reported below. The remaining 34 holes in this wide-spaced drill program did not encounter uranium mineralization of significance.

_____________________________________________________________________________________________________

Drill Hole	From	To	Thickness	Average Grade
	(ft.)	(ft.)	(ft.)	(% eU3O8)
UT-001	242	245	3.0	0.047%
	283.5	287	3.5	0.054%
Incl’d	286	287	1.0	0.113%
UT-002	169.5	171.5	2.0	0.032%
UT-008	195.2	205.2	10.0	0.076%
UT-009	205	207	2.0	0.038%
UT-018	219	225	6.0	0.040%
Incl’d	220.5	224.5	4.0	0.056%
UT-019	215.5	225	9.5	0.028%
Incl’d	217	222	5.0	0.043%
Incl’d	217.5	220.5	3.0	0.059%
UT-020	207.5	218.5	11.0	0.050%
Incl’d	216.5	218.5	2.0	0.125%
UT-024	243.5	245.1	2.5	0.025%
UT-027	167.7	169.6	2	0.024%
UT-031	210.6	213.6	3	0.029%
UT-034	278.6	284.1	5.5	0.030%
	290.4	293	2.5	0.020%
UT-039	270.4	273	2.5	0.023%
UT-042	243.5	247.1	3.5	0.030%
UT-044	177.5	187.7	10	0.067%
UT-049	163.1	166	3.5	0.027%

Note: The uranium grades are reported as % eU3O8 as determined by downhole radiometric logging equipment. A number of the rotary holes that had the most significant intercepts were twinned with core holes, which were then sampled, analyzed and calibrated with the gamma log readings in order to increase the accuracy of the disequilibrium coefficient. This is a mathematical means of equating gamma log readings to actual % U3O8.

In order to carry out an initial test of the 25 mile long CR trend, TUSA carried out a drill program in late 2007/early 2008 where it drilled 34 rotary holes along nine fences of drill-holes to provide cross-sectional information along the trend. Each fence was about 2.5 miles apart and vertical holes were drilled on each fence 400 ft. apart. These holes were designed to test for uranium mineralization along the 26-mile trace of the roll front. Significant uranium mineralization was found in 5 of the holes on three of the section lines. The mineralization was encountered at depths ranging from 50 feet to 750 feet below the surface with the mineralization plunging towards the east.

______________________________________________________________________________________________________

Drill Hole	Section Line	From (ft)	To (ft)	Thickness (ft)	% eU3O8	Comment

CR-010	Line 2	137.5	143.5	6.0	0.018	incl 3.0ft 0.024%
		137.5	155.5	18.0	0.016	incl 1.0ft 0.035%

CR-014	Line 2	208.0	234.0	26.0	0.059	incl 2.5ft 0.15%

CR-029	Line 3	413.0	415.0	2.0	0.026

CR-032	Line 9	54.0	60.5	6.5	0.030
		502.5	509.5	7.0	0.044
		595.0	607.0	12.0	0.020
		675.5	684.0	8.5	0.023
		704.5	708.5	4.0	0.021
		791.0	793.0	2.0	0.024

CR-033	Line 9	59.5	65.5	6.0	0.030
		548.5	557.0	8.5	0.020
		694.0	698.0	4.0	0.022
		699.5	706.0	6.5	0.022
		710.0	723.0	13.0	0.023
		727.5	733.0	5.5	0.035

From these results it has been determined that uranium mineralization is present along a significant portion of the roll front trace. Furthermore, the mineralized intercepts appear to represent portions of a series of roll fronts stacked one on top of the other.

With this data Fischer-Watt has now started a preliminary calculation of the quantity and grade of mineralized material within the Cyclone Rim property. The results of this calculation will help guide the detailed planning of subsequent drill programs.

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

________________________________________________________________________________________________________

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

______________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

The Company has cash on hand at October 31, 2009, or $24,098 plus restricted cash of $554,400 which is a reclamation bond that must be returned to Tournigan Energy.  The Company's working capital deficit position of $1,398,154 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at October 31, 2009 amounted to $2,270,289 of which $989,382 is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date for the quarter ended October 31, 2009 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2009 compared to our financial condition at year-end January 31, 2009. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K for the year ended January 31, 2009.

Plan of Operation

The Company’s plan of operation for the coming months is to complete the review of data acquired in the Tournigan USA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the quarter ended October 31, 2009, the Company paid annual Federal BLM maintenance fees of $340,340 pertaining to the uranium properties acquired in Tournigan USA.

Normal operating expenses for the next 12 months are estimated at $350,000, re the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

Liquidity and Capital Resources

As of October 31, 2009, the Company had cash on hand of $24,098 and current trade liabilities of $25,580 and $989,382 owed to related parties with no specific terms of repayment. The cash on hand does not include restricted cash in Tournigan USA, of $554,400 which reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of Tournigan USA by the Company.  The working capital deficit at October 31, 2009 was $1,398,154 compared to $823,151 at January 31, 2009. This represents an increase in the working capital deficit of $575,003, for the nine months ended October 31, 2009.  This deterioration in working capital is mainly the loss experienced for the nine month period ended October 31, 2009.

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

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October  31, 2008

For the three months ended October 31, 2009, the Company had a net loss of $434,600 compared to net loss of $62,159 for the three month period ended October 31, 2008.

During the three months ended October 31, 2009, there was exploration expense of  $376,445 compared to $11,099 in the three months ended October 31, 2008. This was primarily the result of annual Federal maintenance fees of $340,340 regarding uranium properties acquired through Tournigan USA. The exploration activity in 2008 was directed to the Cruce property in Arizona which was subsequently dropped in the second quarter of 2009.

______________________________________________________________________________________________________

General and administrative expenses amounted to $55,123 for the three months ended October 31, 2009 compared to $50,787 for the three months ended October 31, 2008. The general and administrative expenses include salaries, travel, trade shows, professional fees, and general office expenses.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

For the nine months ended October 31, 2009, the Company had a net loss of $584,973 compared to a loss of $254,996 for the nine months ended October 31, 2008. The increase in the loss is a direct result of payment of the annual Federal maintenance fees applicable to the uranium properties acquired in the acquisition of Tournigan USA. The maintenance fees paid amounted to $340,340. There has been little change in other comparable costs for the nine months ended October 31, 2009.

General and administrative expenses amounted to $205,484 for the nine months end October 31, 2009 compared to $192,245 for the nine months ended October 31, 2008.  The general and administrative expenses include salaries, travel, trade shows, professional fees and general office expenses.

Commitments and Contingencies

Management is not aware of any legal action against the Company.

Going Concern Consideration

As the independent registered public accounting firm has indicated in their audit report on the financial statements for the year ended January 31, 2009, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,133,081 at October 31, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does have adequate capital to continue its contemplated business plan through January 31, 2010, but does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

______________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended  October 31, 2009, we issued  320,000 shares of our common stock which was not registered under the Securities Act of 1933, as amended (the "Act").  The shares issued were issued to a single entity for services rendered in connection with investor relations consulting.

We relied on the exemption from registration provided by Section 4(2) of the Act.  None of the offers were made by means of any public solicitation, and the investors had available the type of information that would have been included in a registration statement at the time of the investment.  Because of its relationship to the issuer of the securities, its financial sophistication and its financial situation, the investor required the protection afforded by registration under the Act.  Further, the certificate representing the shares sold in the offering will be embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

____________________________________________________________________________________________________

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002for Peter Bojtos

______________________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	December 14, 2009	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer