Form 10-K
period 2010-01-31
FISCHER WATT GOLD CO INC
filed 2010-05-17
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended January 31, 2010

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2010, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $3,180,000.  The total number of shares of Common Stock issued and outstanding as of  May 14, 2010 was 79,521,639.

TABLE OF CONTENTS

Item 1:	Business ………………………………………………………………………. 5
Item 1A:	Risk Factors…………………………………………………………………… 10
Item 1B:	Unresolved Staff Comments…………………………………………………… 10
Item 2:	Properties……………………………………………………………………… 10
Item 3:	Legal Proceedings……………………………………………………………... 18
Item 4:	Submission of Matters to a Vote of Security Holders………………………….. 18

PART II
Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities....................................................... 19
Item 6:	Selected Financial Data…………………………………………………………. 20
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations….………………………………………………………. 20
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk……………..…….. 21
Item 8:	Financial Statements and Supplementary Data................................................... 22
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…………………………………………………........... 38
Item 9A:	Controls and Procedures………………………………………………………... 38
Item 9B:	Other Information………………………………………………………………. 38

PART III
Item 10:	Directors, Executive Officers and Corporate Governance……………………... 39
Item 11:	Executive Compensation................................................................................. 41
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………………….. 42
Item 13:	Certain Relationships and Related Transactions, and Director Independence…… 44
Item 14:	Principal Accounting Fees and Services………………………………………… 44

PART IV
Item 15:	Exhibits, Financial Statement Schedules…………………………………………. 46
Signatures	…………………………………………………………………………………... 47

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

In order to effect the sale to Nexvu/Rogue River, the Company repurchased a 21.6% interest in the La Balsa project held by The Astra Ventures, Inc. (“Astra”) a Company controlled by a Director of the Company. The Company had agreed to repay capital contributions made by Astra to Fischer- Watt in the sum of $864,068, to be repaid in conjunction with the receipt of proceeds from Nexvu /Rogue River. The Company has repaid the $864,068 to Astra.

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

The Company entered into a Binding Letter Agreement on October 2, 2008 with Tournigan Energy Ltd. (“Tournigan Energy”), a Canadian public corporation listed on the TSX Venture Exchange, to acquire its wholly-owned US subsidiary, Tournigan USA Inc. (“TUSA”). The prime asset in TUSA is its portfolio of uranium–bearing mineral claims and leases on over 50,000 acres in Wyoming, South Dakota and Arizona. This transaction closed on February 27, 2009.

As consideration for this transaction, the Company issued to Tournigan Energy an interest-free promissory note, due August 31, 2009, for $325,327, which was the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. The Company has granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

In a subsequent agreement on August 21, 2009, Tournigan Energy extended the due date of the promissory note to December 15, 2009. Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010.

In a further agreement, dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished. In addition, Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. This $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, remains to be repaid to Tournigan Energy on September 30, 2010.  The Company had no revenue in either the year ended January 31, 2010 or the year ended January 31, 2009. The last year the Company had income was in the year ended January 31, 2008 when it had other income of $1,574,796 being the balance of the last two tranches from Nexvu/Rogue River regarding the sale of Montoro. . During the year the Company earned interest income of $10,061 which came from restricted deposits on hand related to the purchase of certain assets on February 27, 2009 from Tournigan Energy.  This compared to interest income in 2009 of $1,388.

Exploration expenses for the year ended January 31, 2010 amounted to $158,881 compared to  $65,693 in 2009. This is the result of increased activity on the properties acquired during the past year.  General and administrative expenses for the year were $404,106 compared to $248,163 in 2009.

Operations

At January 31, 2010, the Company had  $6,624 in cash on hand vs. $8,596 at January 31, 2009. In addition to the free cash on hand, the Company also held a restricted deposit of $354,400 which represent funds in trust re reclamation matters on the various properties acquired from Tournigan Energy. Total liabilities are up significantly in the year ended January 31, 2010 to $1,869,131 vs. $836,247 in 2009.  This is the result of debt owing to Tournigan Energy of $778,000, an increase of loans to the Company by a shareholder of $50,000, and an increase in general accounts payable and accruals of $152,883 in the current year.

During the year ended January 31, 2010, the Company commenced general exploration activities on its newly acquired mineral claims and incurred expenses of $158,881. In the year ended January 31, 2009 the Company did not carry out any significant exploration work on its Cruce project in Pinal county, Arizona other than to plan out further geophysical surveys in order to locate on-strike extensions of the mineralization. In the year ended January 31, 2008, the Company completed surface soil and rock-chip geochemical surveys at Cruce. Following the successful delineation of several surface geochemical gold anomalies, the Company carried out a 5,000 foot drilling program. A total of 63 shallow Air-track holes were completed to test the subsurface continuity of the mineralization under the surface anomalies. The Cruce project was terminated and the property relinquished in August 2009

The Company continues to seek advanced-stage precious and/or base metal mineral properties with a view to developing them into cash generating, profitable, producing mines. The Company’s chief area of interest is in the southwestern United States. Several opportunities have been evaluated over the past year. The Company’s evaluation team has looked at both potentially high-grade underground situations as well as lower grade open-pittable scenarios.

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

Currency Fluctuations and Foreign Exchange

The Company uses the United States (US) dollar as its currency of display and measurement. All of its transactions are denominated in US dollars.

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

In June 2006, Fischer-Watt acquired a 100% interest in a mineral lease in Pinal County, Arizona. The property had a history of gold and copper exploration. The Company carried out a surface geochemical survey followed by a shallow depth, air-track drilling program. Four areas of low grade, but pervasive, gold and copper mineralization were identified on the property.  This project was terminated and the property relinquished in August 2009.

Uranium Properties Acquisition

On February 27, 2009, the Company closed its transaction for the acquisition of a 100% interest in TUSA and under the closing terms, the Company issued to Tournigan Energy an interest-free promissory note, due August 31, 2009, for $325,327, which was the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this, the Company will also secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs. This agreement was modified in a subsequent agreement on August 21, 2009, when Tournigan Energy extended the due date of the promissory note to December 15, 2009. Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. In a further agreement, dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished. In addition, Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. This $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, remains to be repaid to Tournigan Energy on September 30, 2010.

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

Uranium mineralization in Wyoming is chiefly found in “roll-fronts”. The roll-fronts are crescent-shaped deposits formed in saturated, permeable sandstones. Groundwater flows through these host rocks carrying dissolved uranium and other metals such as iron, molybdenum, vanadium and selenium. These metals precipitate when the groundwater flow crosses the interface from oxidized conditions into reducing conditions in the sandstone and thereby deposit in the crescent-shaped forms.

Cyclone Rim.

The largest exploration area in TUSA is in the Cyclone Rim covering 23,097 acres. The claims are located in the northwestern portion of the Great Divide Basin and are located in Township 26 North, Range 96 West and Township 25 North, Range 94 through 96 West. The property extends for 25 miles astride the “CR Trend” rollfront. The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll-front mineralization from the UT claims in the west and along the CR trend for a further 25 miles of favorable uranium geology. The east end of these claims is approximately 8 miles west of Rio Tinto’s Sweetwater uranium processing mill. That facility is presently on care and maintenance.

Cyclone Rim Property Claim Blocks

ND
TD
Fremont County
Sweetwater County
Wyoming
Fremont County
Sweetwater County
Casper
Cheyenne
90
25
80
Area Enlarged
Utah
Colorado
CR Trend (40 kilometres)
UT
CRS
GDB
END
Line 1
Line 2
Line 3
Line 4
Line 5
Line 6
Line 7
Line 8
Line 9
Roll Front Trend (Boberg 1981)
13.5 Km
Sweetwater Mill
N
Kilometres
0 1 2 4 6

FIGURE No. 2

Date Plotted: January 23, 2008 File Location: P:\Spatial-TVC\Maps-Outputs\TVC-WY-Wyoming\v0801-Wyoming-AnnRpt-Jan08\TVC-WY-v0801-02-CycloneRim-Claims-AnnRpt.mxd

The mineralization occurs as typical Wyoming sandstone hosted roll-front uranium deposits in the Eocene age Battle Springs Formation. The lithology ranges from coarse sands and gravels to yellow and green silty sands and green sandy clay. Thin interbeds of green clay are common. The host unit is underlain by a thick bed of hard, chocolate brown clay shale. The mineralization tends to favor clayey sands.

Alteration, typical of roll-front uranium deposits, consists of reddish oxidized sands in the barren interior, up-dip from the roll-front, to green and grey reduced sands at the outer, down-dip part of the roll-front. Pyrite grains in the barren interior are corroded, while in the roll-front and in the outer portions the grains are fresh. This can be an important clue for locating drill-hole positions relative to the roll-front.

The mineralization in this area ranges in depth from less than 100 feet to over 500 feet below the surface.

In 2007, TUSA drilled 49 vertical mud rotary holes, each being of 6” diameter, on the UT claims to follow up on reports of uranium mineralization located in the area in historic drilling by Rocky Mountain Energy. Holes were drilled on 400 ft. spacings and uranium mineralization was encountered in 15 of the holes. Additionally, TUSA drilled seven core holes in order to twin holes containing the most significant mineralization. From the downhole radiometric readings it appears that the mineralization is in at least two shallow roll-fronts within about 200 feet below the surface. This could make a deposit in this area amenable to ISR.

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

2/2/2008
Sheet 1 of 1

Tournigan USA
Revised 2008 WY Budget
UT Trend Map

UT Map Drill Holes and Significant Intercepts

720,000 mE
720,500 mE
721,000 mE
721,500 mE
4,673,500 mN
4,673,000 mN
4,672,500 mN
4,672,000 mN
UT
31
6
5ft 0.042% eU3O8
11ft 0.05% eU3O8
10ft 0.067% eU3O8
10ft 0.076% eUO8
5.5ft 0.03% eU3O8
Legend
UT Drill Hole Locations
Drill Hole Location
Survey Control POint
Drill Hole w/ Significant Intercept
Claim Block Outline
Claim Boundary
Sweetwater River Resources
Tournigan USA
WGDB - CR - UT Project
Drill Hole Location Map &
Significant Intercepts Map
0
100
200
400
meters

WGDB - CR - UT Project: Significant Intercepts

Drill Hole	From (m)	To (m)	Interval (m)	% eU3O8 Grade
UT-001	73.8	74.7	0.91	0.047%
	86.4	87.5	1.07	0.054% incl 1.0ft 0.113%
UT-002	51.7	52.3	0.61	0.032%
UT-008	59.5	62.6	3.05	0.076% incl 8ft 0.084%
UT-009	62.5	63.1	0.61	0.038%
UT-018	66.8	68.6	1.83	0.040% incl 4ft 0.056%
UT-019	65.7	68.6	2.90	0.028% incl 5.0ft 0.043%, 3.0ft 0.059%
UT-020	63.2	66.6	3.35	0.05% incl 2.0 ft 0.125%, 9.0ft 0.058%
UT-024	74.2	75.0	0.76	0.025%
UT-027	51.1	51.7	0.61	0.024%
UT-031	64.2	65.1	0.91	0.029% incl 1.0ft 0.04%
	77.1	77.4	0.30	0.024%
UT-033	64.0	64.5	0.46	0.022%
UT-034	62.0	62.5	0.46	0.019%
	84.9	86.6	1.68	0.03% incl 2.5 ft 0.04%
	88.5	89.3	0.76	0.02%
UT-039	82.4	83.2	0.76	0.023% incl 1.0ft 0.03%
UT-042	74.2	75.3	1.07	0.03% incl 2.0ft 0.04%
UT-044	54.1	57.2	3.05	0.067% incl 7.0ft 0.09%, 1.0ft 0.134%
UT-045	66.5	67.8	1.37	0.013%
UT-046	40.2	41.1	0.91	0.014%
UT-048	62.8	63.1	0.30	0.014%
UT-049	49.7	50.7	1.07	0.027%

FIGURE No. 4

I

In order to carry out an initial test of the 25 mile long CR trend, TUSA carried out a drill program in late 2007/early 2008 where it drilled 33 mud rotary holes and one core hole along nine widely spaced fences of drill-holes to provide cross-sectional information along the trend. Each fence was about 2.5 miles apart and vertical holes were drilled 200 ft. apart on each fence. These holes were designed to test for uranium mineralization along the 26-mile trace of the roll front. Significant uranium mineralization was found in 5 of the holes on three of the section lines. The mineralization was encountered at depths ranging from 50 feet to 750 feet below the surface with the mineralization plunging towards the east.

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

With this data Fischer-Watt has now started a preliminary calculation of the quantity and grade of mineralized material within the Cyclone Rim property. The results of this calculation will help guide the detailed planning of subsequent surveys and drill programs.

The Alkali Creek claims, totaling about 2,400 acres, lie about 8 miles north of the UT claims and are adjacent to claims held by Energy Metals Corporation. A reclaimed ISR operation that was operated by Ogle Petroleum is in the immediate vicinity. The Alkali Creek claims encompass historic close-spaced drilling patterns of Teton Energy and Newmont Mining.

South Pass

The 173 claims and 2 leases covering 3,813 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late sixties by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll-front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These will be evaluated by Fischer-Watt for the possible application of ISR.

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petronomics developed two open pits. Deposits in the area are hosted in the Wind River Formations of Eocene age.

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

Arizona

TUSA holds 618 Federal lode claims on 12,768 acres in Mohave County , northern Arizona in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccia pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccia pipes, at specific favorable horizons, by the action of downward migrating groundwaters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

The breccia pipes are about 300 feet in diameter on average and are recognized as a circular depression on the surface. There are a lot of these structures in northern Arizona and about 1% of them appear to be mineralized. TUSA’s non-contiguous 54 blocks of claims cover about 80 depressions.

TUSA has carried out extensive field work on the claims in the form of geological mapping along with soil and rock geochemical sampling since geochemical surveys have been shown in the past to be effective in identifying associated uranium mineralization. Based on this work TUSA selected about 20 areas as high priority targets. Several of these targets were followed up with  geophysical surveys in order to map out the vertical shape of the breccia pipes. Audio-frequency magnetotelluric surveys, using both natural source and controlled source, as well as limited seismic surveys were carried out on about 10 of the high priority targets. This was followed up with 11 holes being drilled into 4 targeted pipes for a total of 8,421 feet of drilling. Breccias were encountered in several of the holes and down-hole gamma surveys were carried out. The results are being evaluated to determine what follow-up programs should be planned.

St. George
Kanab
Utah
Arizona
Nevada
Lake Powell
I - 15
Virgin River
Kaibab Reservation
Grand Canyon National Game Preserve
Colorado River
Navajo Reservation
Grand Canyon National Park
Havusupai Reservation
Colorado River
Lake Mead
Hualapai Reservation
Little Colorado River
0
10
20
miles
TOURNIGAN USA INC.
LEGEND
Federal Claim Outline
N
W
E
S
DATE: 5-2-2008

The TUSA properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.  All of the exploration on the properties to date have been carried out by Cowboy Explorations of Laramie, Wyoming, a qualified and experienced geological contractor with extensive local geological knowledge. Fischer-Watt’s consulting geologist on the Cyclone Rim properties is W.T.Cohan & Associates, Inc. of Grand Junction, Colorado. The properties have also been physically examined in the field by Fischer-Watt’s President, Mr. P. Bojtos P.Eng., who is a qualified geologist.

In addition, the Company continues to evaluate other projects for possible acquisition although not as vigorously as previously because of the acquisition of TUSA. The Company continues to concentrate its interest on projects in the western part of the United States – primarily in the search for gold, copper, zinc or uranium.

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

	HIGH BID	LOW BID

Year Ended January 31, 2010
Quarter ended April 30, 2009	$ 0.04	$ 0.02
Quarter ended July 31, 2009	0.05	0.02
Quarter ended October 31, 2009	0.04	0.02
Quarter ended January 31, 2010	0.07	0.02

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

Changes in Securities

During the year 445,000 common shares were issued for services rendered to the Company.

At the close of the fiscal year there were 656 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 27% of the outstanding stock, through various trusts.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations.

Mr. Peter Bojtos was appointed Chairman, President, CEO, and acting Chief Financial Officer in 2005.  Mr. Bojtos has been a director since 1996 and is an experienced mining executive with proven management skills, and possesses an international background in all facets of the mining industry, from acquisitions to exploration, production and financing. Mr. Bojtos is a director of several public companies in the mining industry and has been involved for more than 38 years in many senior management and executive positions within the industry.

The Company had no revenue during the year from production as the Company had no properties in production.

For the fiscal year ended January 31, 2010 the Company reported a net loss of $863,519 compared to a net loss of $315,579 the previous year.

The Company incurred exploration costs during the year of $158,881 vs. $65,693 for the year ended January 31, 2009. The current expenditure was on the uranium bearing mineral claims recently acquired whereas the expenditures in 2009 were on the Cruce gold property.

General and administrative expenses for the fiscal year ended January 31, 2010 amounted to $404,106 vs. $248,163 the previous year. General and administrative costs are closely monitored and the Company uses contract personnel whenever needed. .

The Company also incurred interest expense of  $16,093 to related parties vs. $6,941 to related parties for the year ended January 31, 2009.  This accrual was related to outstanding loans from a shareholder which at the year end amounted to $160,000.

Liquidity and Financial Condition

The Company had free cash on hand at January 31, 2010 of $6,624 compared to $8,596 the previous year. The Company also holds restricted cash of $354,400 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amount to $1,869,130 vs. $836,247 in the previous year. Loans have increased by $50,000 as a result of additional shareholder loans made during the current year. Current assets amount to $564,056, resulting in a working capital deficit of $1,305,074 at January 31, 2010. Current liabilities consist of accounts payable and accrued expenses of $269,193 vs. $116,310 the previous year, notes payable and shareholder accruals of $769,937 vs. $719,937 the previous year.

While the working capital deficit of $1,305,074 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $26,700. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced net losses of $1,179,098and as a result of the increased working capital deficit in the current year, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

Subsequent to the year end, the Company completed a private placement of $372,589, consisting of 6,209,820 units at $0.06, each unit consisting of a common share and a share purchase warrant valid for two years at an exercise price of $0.12. . During the year, 445,000 restricted common shares were issued for services rendered. . The Company will continue to explore options for financing as it addresses its exploration program for the next twelve months and examines other resource property opportunities.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

While it intends to continue with its uranium exploration, management also continues to search for an advanced-stage precious and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. The chief area of interest is in the southwestern United States and several situations have been evaluated over the past year. Management has looked at both high-grade underground projects as well as lower-grade open-pittable ones with a view to completing such a strategic acquisition.

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

Item 8.  Financial Statements and Supplementary Data.

FISCHER-WATT GOLD COMPANY, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-

Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, event those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of January 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended and the exploration stage period of February 1, 2001 to January 31, 2010. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fischer-Watt Gold Company, Inc. (an exploration stage Company) as of January 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, and the period of February 1, 2001 to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue producing operations, and has working capital and stockholder deficits as of January 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 14, 2010

Denver, Colorado

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

January 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash	$6,624	$8,596
Restricted deposits	354,400	-
Prepaid and other current assets	203,032	4,500
		-
Total current assets	$564,056	$13,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$269,193	$116,310
Notes payable - shareholder	160,000	110,000
Accounts payable and accrued expenses - shareholders	609,937	609,937
Asset retirement obligation	52,000	-
Due to Tournigan Energy Ltd	778,000	-

Total current liabilities	1,869,130	836,247

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized,73,311,819 and 72,866,819 shares
issued and outstanding, respectively	73,311	72,866
Additional paid-in capital	17,020,492	16,639,341
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,058,512)	(2,194,993)

	(1,305,074)	(823,151)

	$564,056	$13,096

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

Years Ended January 31, 2010  and 2009 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2010

			February 1, 2001
			(Inception of
			Exploration Stage)
	2010	2009	to January 31, 2010

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	158,881	65,693	1,041,041
Writedown of goodwill	309,500		309,500
Writedown of inventory to market value	-	-	125,000
General and administrative	404,106	248,163	3,448,444

	872,487	313,856	4,973,985

(Loss) from operations	(872,487)	(313,856)	(4,929,745)

Other income (expense)
Interest expense	(16,093)	(3,111)	(77,223)
Relief of payables and other indebtedness	-	-	66,935
Other income	15,000	-	2,404,184
Interest income	10,061	1,388	34,205
	8,968	(1,723)	2,428,101
(Loss) before income taxes	(863,519)	(315,579)	(2,501,644)

Income taxes	-	-	(556,868)

Net (loss)	$(863,519)	$(315,579)	$(3,058,527)
Per share information - basic and fully diluted:

Net income (loss) per share	$(0.01)	$(0.00)

Weighted average shares outstanding	73,039,257	72,866,819

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended January 31, 2010 and 2009 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2010

					February 1, 2001
					(Inception of
					Exploration Stage)
					to January 31,
		2010		2009	2010

Cash flows from operating activities:
Net (loss)		$(863,519)		$(315,579)	$(3,058,452)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interest		-		-	(2,235,000)
Writedown of inventory to market value		-		-	125,000
Writedown of goodwill		309,500		-	309,500
Gain on relief of payables and other indebtedness		-		-	(66,935)
Depreciation		-		-	7,062
Issuance of common stock for services and other non-cash items		17,470		-	224,534
Stock subscriptions related to services provided		-		-	82,750
Stock options issued for services		-		-	75,500
Stock option expense		138,799		-	692,799
Changes in assets and liabilities:					-
Inventory		-		-	50,000
Restricted deposits		575,600
Prepaid and other current assets		(195,330)		43,936	(199,830)
Accounts payable		152,679		17,849	326,599
Accounts payable and accrued expenses - shareholders		-		-	555,856

Total adjustments		998,718		61,785	(52,165)

Net cash provided by (used in) operating activities		135,199		(253,794)	(3,110,677)

Cash flows from investing activities:
Cash received in Tournigan acquisition		12,829		-	12,829
Proceeds from sale of mineral interest		-		-	2,235,000

Net cash provided by investing activities		12,829		-	2,247,829

Cash flows from financing activities:
Repayment of amounts Due to Tournigan Energy Ltd.		(200,000)		-	(200,000)
Proceeds from issuance of common shares and stock
subscriptions		-		-	580,486
Proceeds from exercise of options		-		-	35,000
Proceeds from notes payable - shareholders		50,000		80,000	170,500
Repayment of note payable - shareholder		-		-	(1,001,568)
Capital contribution by shareholder		-		-	689,068

Net cash provided by (used in) financing activities		(150,000)		80,000	273,486

Decrease in cash and cash equivalents		(1,972)		(173,794)	(589,362)

Cash and cash equivalents, beginning of period		8,596		182,391	20,387

Cash and cash equivalents, end of period		$6,624		$8,596	$(568,915)

Supplemental cash flow information:
Cash paid for interest		$-		$-	$-
Cash paid for income taxes		$-		$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable		$-		$-	$864,068
Conversion of notes payable and accrued interest to common stock		$-		$-	$187,500
Conversion of amounts due to shareholders to common stock	$		$		$202,500
Conversion of amounts due to shareholders upon exercise of
stock warrants		$-		$-	$116,000
Common shares issued for stock subscriptions		$-		$-	$433,813
Conversion of amounts due to affiliate to stock subscription		$-		$-	$131,282
Purchase of inventory via direct payment by shareholder		$-		$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder		$-		$50,000	$50,000
Contribution of amounts due to Tournigan Energy Ltd. to capital		$225,327		$-	$225,327

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' (Deficit)

February 1, 2001 (Inception of Exploration Stage) to January 31, 2010

					Accumulated (Deficit)
					Before	During
	Common Stock		Additional	Capital Stock	Exploration	Exploration
	Shares	Amount	Paid in Capital	Subscribed		Stage	Total

Balance, January 31, 2001	44,398,384	$ 44,398	$ 14,476,921	$ 41,250	$ (15,353,115)	$ -	$ (790,546)

Contribution to capital	-	-	263,263	-	-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)	-	-	-
Issuance of stock for services at $0.03 per share	1,000,000	1,000	24,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(634,552)	(634,552)

Balance, January 31, 2002	46,223,384	46,223	14,804,609	-	(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-	-	-	271,305
Issuance of stock options for services	-	-	75,500	-	-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000	-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750	-	-	12,750
Net (loss)	-	-	-	-	-	(586,422)	(586,422)

Balance, January 31, 2003	46,473,384	46,473	15,176,164	42,750	(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-	-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)	-	-	-
Discount on stock issued to affiliates	-	-	57,000	-	-	-	57,000
Stock subscriptions for cash at $0.02 to $0.14 per share	-	-	-	166,282	-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-	-	-	117,204
Net (loss)	-	-	-	-	-	(561,865)	(561,865)

Balance, January 31, 2004	50,642,384	50,642	15,505,699	179,032	(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560	-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)	-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-
Contribution to capital	-	-	25,000	-	-	-	25,000
Issuance of stock and subscription for services at $0.08 per share	20,000	20	1,580	70,000	-	-	71,600
Issuance of stock for cash at $0.07 per share	400,000	900	27,411	-	-	-	28,311
Stock subscriptions for cash at $0.05 to $0.10 per share	-	-	-	154,971	-	-	154,971
Net (loss)	-	-	-	-	-	(474,858)	(474,858)

Balance January 31, 2005	53,469,111	53,469	15,708,065	253,721	(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	(864,068)
Contribution to capital	-	-	50,500	-	-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)	-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765				25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-	-	-	250,000
Issuance of stock in settlement of debt at $0.05 per share	6,000,000	6,000	294,000	-	-	-	300,000
Net (loss)	-	-	-	-	-	(225,025)	(225,025)

Balance January 31, 2006	69,166,819	69,166	15,695,041	12,750	(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-	-	-	75,000
Issuance of stock in settlement of shareholder payable at $0.10 per share	400,000	400	39,600	-	-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-	-	-	38,500
Issuance of stock options for services	-	-	106,000				106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Net income	-	-	-	-	-	233,471	233,471

Balance January 31, 2007	70,516,819	70,516	15,969,191	12,750	(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of shareholder payable at $0.05 per share	250,000	250	12,250	-	-	-	12,500
Issuance of stock in settlement of note payable at $0.05 per share	750,000	750	36,750	-	-	-	37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-	-	-	24,500
Issuance of stock options for services	-	-	448,000	-	-	-	448,000
Exercise of stock options at 0.10 per share	1,000,000	1,000	99,000				100,000
Net income	-	-	-	-	-	369,837	369,837

Balance January 31, 2008	72,866,819	72,866	16,589,341	12,750	(15,353,115)	(1,879,414)	(557,572)

Contribution to capital	-	-	50,000	-	-	-	50,000
Net (loss)	-	-	-	-	-	(315,579)	(315,579)

Balance January 31, 2009	72,866,819	72,866	16,639,341	12,750	(15,353,115)	(2,194,993)	(823,151)

Issuance of stock for services	445,000	445	17,025	-	-	-	17,470
Contribution to capital	-	-	225,327	-	-	-	225,327
Stock compensation expense	-	-	138,799	-	-	-	138,799
Net (loss)	-	-	-	-	-	(863,519)	(863,519)

Balance January 31, 2010	73,311,819	$ 73,311	$ 17,020,492	$ 12,750	$ (15,353,115)	$ (3,058,512)	$ (1,305,074)

See the accompanying notes to the consolidated financial statements

FISCHER-WATT GOLD COMPANY, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009

Note 1. Accounting Policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

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

The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the vesting period, if any, of the stock option.

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

Foreign Currency Translation

The functional currency for the Company’s operations is the US dollar. The assets and liabilities of any foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period which the foreign subsidiary was owned. The related translation adjustments are reflected in the accumulated translation adjustment section of stockholders' (deficit).

Environmental and Reclamation Costs

The Company currently has no active reclamation projects at its past drilling sites, having completed all such work.  Expenditures relating to ongoing environmental and reclamation programs would either be expensed as incurred or capitalized and depreciated depending on the status of the related mineral property and their future economic benefits. The recording of provisions generally commences when a reasonably definitive estimate of cost and remaining project life can be determined.

Income Taxes

The Company accounts for income taxes using the liability method, recognizing deferred income taxes for certain temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2010 or 2009.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, restricted deposits, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  Management has not identified any material impairment losses as of the date of these financial statements.

Net Income (Loss) Per Share

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

Segment Information

The Company discloses certain information based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in a single business segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Issued Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company adopted the following new accounting standards during the year ended January 31, 2010:

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events.”  The guidance was amended in February 2010.  The update sets forth:  (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements; and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  We adopted the updated guidance.  The adoption had no impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB established the Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  The Codification did not change US GAAP, however, it did change the way US GAAP is organized and presented.  The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2. Financial Condition, Liquidity, and Going Concern

At January 31, 2010, the Company had stockholders’ and working capital deficits of $1,305,074 and an accumulated deficit of $18,411,627. In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3. Notes Payable - Shareholder

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate was increased to 10% per annum. During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms.

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

During the year ended January 31, 2006, the Company issued 3,392,308 shares of common stock for stock subscriptions of $239,971. The Company issued 5,800,000 shares of common stock for cash aggregating $250,000. In addition, loans outstanding in the amount of $250,000 were converted to 6,000,000 shares of common stock.  The Company issued 505,400 shares of common stock for services valued at fair market value of $25,270.  In addition, $864,068 of capital contributions made by a Company controlled by a shareholder in prior years were reclassified as notes payable and fully repaid during the year ended January 31, 2008.

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

During the year ended January 31, 2010, a related party forgave notes payable in the amount of $225,327.  This amount was recorded as a contribution to capital.

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

The Company records compensation expense for the fair value of options granted under the Company's stock option plan.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

During the year ended January 31, 2008, stock options were granted to purchase 2,000,000 shares of common stock at an exercise price of $0.10 per share and a term of 5 years. The Company also extended the option expiry date for two directors on options for 1,000,000 shares to June 30, 2009.

No stock options or warrants were granted during the year ended January 31, 2009, nor were any stock options or warrants exercised.

During the year ended January 31, 2010, the Company granted stock options to purchase a total of 3,750,000 shares of common stock at various exercise prices: 3,150,000 stock options at $0.06 per share; 500,000 stock options at $0.08 per share; and 100,000 stock options at $0.30 per share.

The fair value of these options was determined to be $138,799 based on the following assumptions:  stock price at date of grant of $0.06, expected life of 5 years, dividend yield of 0%, interest rate of 2.4% and volatility of 77%.

The following table summarizes the stock option activity:

	Stock Options	Weighted-average Price per share

Outstanding January 31, 2008	16,400,000	$0.28

Granted	--	--
Exercised	--	--
Expired	--	--

Outstanding January 31, 2009	16,400,000	$0.28

Granted	3,750,000	$0.07
Exercised	--	--
Expired	(1,750,000)	$0.08

Outstanding January 31, 2010	18,400,000	$0.26

The following table summarizes information about fixed-price stock options at January 31, 2010:

	Options Outstanding			Options Outstanding
Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.06	3,150,000	5.0 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	5.0 yrs	$0.08	500,000	$0.08
$0.10	2,650,000	1.5 yrs	$0.10	2,650,000	$0.10
$0.10	2,000,000	2.3 yrs	$0.10	2,000,000	$0.10
$0.30	100,000	5.0 yrs	$0.30	100,000	$0.30
$0.30-$0.60	10,000,000	2.4 yrs	$0.47	10,000,000	$0.47

Note 6. Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,	2010	2009

Domestic	$(863,515)	$(315,579)

Net income before taxes	$(863,515)	$(863,579)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
Increase in net deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $8,548 million at January 31, 2010, which expire through 2030. The principal difference between the net operating loss for income tax purposes and the net operating loss per the Company's books results from losses incurred in a foreign country of approximately $8 million and expired loss carry forwards.

The Company has a deferred tax asset of approximately $2.8 million resulting from the net operating loss carry forwards.  At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $300,000 for the year ended January 31, 2010.

Note 7. Related Party Transactions

During the years ended January 31, 2010 and 2009, a shareholder advanced $50,000 and $80,000, respectively to provide working capital for the Company.

Note 8. Subsequent Events

Subsequent to January 31, 2010, the Company completed a private placement with the sale of 6,209,820 units at $0.06 per unit for proceeds of $372,589. Each unit consisted of one common share and one warrant exercisable over 2 years for $0.12 per share.  The warrants contain a call option if the Company's common shares trade over $0.18 per share for a 20 day period.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

The Company retains Stark Winter Schenkein & Co., LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year.

Item 9A(T).  Controls and Procedures.

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Peter Bojtos	61	Director
		Chairman, President & CEO

James M. Seed	69	Director

Gerald D. Helgeson	76	Director
		Secretary

William Rapaglia	63	Director

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

PETER BOJTOS

Peter Bojtos, P. Eng. was born on March 26, 1949 and received a Bachelor of Science Honors degree in Geology from Leicester University, England. He has an extensive background in the mining industry, with over 38 years in exploration, production and corporate management. He is currently a Director of several other natural resource companies.

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

During the year, George Beattie, resigned as a director, following many years of service with the Company.  Mr. Beattie is a former President and CEO of the Company.  Fischer-Watt wishes to thank him for his dedicated service and wishes him well in his retirement.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the name~~d~~ executive officers of the Company for each of the two fiscal years ended January 31, 2009 and 2010 which was paid by the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Peter Bojtos	2010	$95,004	NIL	NIL	$36,292	NIL
President and Chief Executive Officer	2009	95,004	NIL	NIL	NIL	NIL

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2010.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Peter Bojtos	500,000	0.10	7/27/2011
	300,000 500,000 500,000	0.10 0.06 0.08	5/27/2011 1/21/2015 1/21/2015

There were no warrants outstanding at January 31, 2010.

The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	All Other Compensation
Peter Bojtos	NIL	NIL	1,000,000	NIL
James M. Seed	NIL	NIL	500,000	NIL
Gerald D. Helgeson	NIL	NIL	500,000	NIL
William Rapaglia	NIL	NIL	500,000	NIL

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at May 14, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Cede & Co. P.O. Box 222 New York, NY 10274	41,847,510 Shares Owned indirectly (1)	52.6%

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	10,446,567 shares Owned directly and indirectly (2)	12.6% (3)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	32,266,600 shares Owned directly and indirectly (4)	35.4% (5)

(1)

Cede & Company is a brokerage clearing company.

(2)

Includes 5,967,417 shares beneficially owned, 1,800,000 shares underlying outstanding stock options which are exercisable within 60 days, 1,679,150 shares underlying outstanding warrants which are exercisable within 60 days, and 1,000,000 shares owned by Mr. Bojtos’ spouse, as to which shares he may be deemed to have beneficial ownership.

(3)

Percentage calculated on the basis of 83,000,789 shares of the Company's common stock issued and outstanding which includes: (i) 79,521,639 shares of common stock issued and outstanding as of May 14, 2010; (ii) 1,800,000 stock options issued which are immediately exercisable for shares of Common Stock; and (iii) 1,679,150 warrants issued which are immediately exercisable for shares of Common Stock.

(4)

Includes 20,516,600 shares beneficially owned directly and through various related companies and trusts, 1,300,000 shares underlying outstanding stock options which are exercisable within 60 days, 10,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed that are immediately exercisable for shares of Common Stock, and 450,000 shares underlying outstanding warrants which are exercisable within 60 days.

(5)

Percentage calculated on the basis of 91,271,639 shares of the Company’s common stock issued and outstanding which includes: (i) 79,521,639 shares of common stock issued and outstanding as of May 14, 2010; (ii) 1,300,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; (iii) 10,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock and (iv) 450,000 warrants issued which are immediately exercisable for shares of Common Stock.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of May 14, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	10,446,567 shares Owned directly and indirectly (1)	12.6% (2)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	32,266,600 shares Owned directly and indirectly (3)	35.4% (4)

Common Stock	Gerald D. Helgeson 3770 Poppy Lane Fallbrook, CA 92028	1, 700,000 shares Owned indirectly(5)	2.1%(6)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	2,305,400 shares Owned directly(7)	2. 8%(8)

Common Stock	All Officers and Directors of the Company as a Group (5 persons)	46,718,567	47.9%(9)

(1)

See footnote (2) to first beneficial ownership table under Item 12.

(2)

See footnote (3) to first beneficial ownership table under Item 12.

(3)

See footnote (4) to first beneficial ownership table under Item 12.

(4)

See footnote (5) to first beneficial ownership table under Item 12.

(5)

Includes 400,000 shares and 1,300,000 shares underlying outstanding stock options that  are exercisable within 60 days and owned by Mr. Helgeson’s spouse, as to which shares Mr. Helgeson may be deemed to have beneficial ownership.

(6)

Percentage calculated on the basis of 80,821,639 shares of the Company’s common stock issued and outstanding which includes: (i) 79,521,639 shares of common stock issued and outstanding as of May 14, 2010, and (ii) 1,300,000 options issued which are immediately exercisable for shares of common stock.

(7)        Includes 755,400 shares beneficially owned, 1,300,000 shares underlying outstanding stock options that are exercisable within 60 days and 250,000 shares underlying outstanding warrants which are exercisable within

            60 days.

(8)

Percentage calculated on the basis of 81,071,639 shares of the Company's common stock issued and outstanding which includes: (i) 79,521,639 shares of common stock issued and outstanding as of May 14, 2010; (ii) 1,300,000 stock options issued which are immediately exercisable for shares of Common Stock; and (iii) 250,000 warrants issued which are immediately exercisable for shares of Common Stock

(9)

Percentage calculated on the basis of 97,600,789 shares of the Company’s common stock issued and outstanding which includes: (i) 79,521,639 shares of common stock issued and outstanding as of May 14, 2010; (ii) 15,700,000 options issued which are immediately exercisable for shares of Common Stock; and (iii) 2,379,150 warrants issued which are immediately exercisable for shares of Common Stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

 In order to carry out the sale of Montoro in Mexico, the Company reacquired the interest held by Astra, a company controlled by a Director that in turn had advanced funds in the amount of $864,068 for an interest of 21.6% in La Balsa. The Company assumed the liability of $864,068 due to Astra and this amount has been repaid.  Additionally the Company agreed to compensate Astra with share purchase options of 4,000,000 restricted common shares at $0.30 per share, expiring Dec 5, 2010; 4,000,000 restricted common shares at $0.40 per share, expiring Dec 5, 2012; and 2,000,000 restricted common shares at $0.60 per share, expiring Dec 5, 2015.

Due to severe cash shortages in recent years, executives of the Company had been deferring the payment of their fees and expenses and had loaned money to the Company.  Mr. Peter Bojtos, Chairman, President and CEO, is owed $402,450 for fees, loans and accrued interest and expenses. The loans, totaling $160,000 in the form of Demand Loans, accrue interest at a rate of 10% per annum compounded annually.

Item 14.  Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in fiscal years ended January 31, 2010 and 2009.

Audit Fees

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for audit-related fees for the past two years were $20,000 and $0, respectively.

The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for the past two years were $22,750 and $24,350 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for the year ended January 31, 2009  was   $5,000 vs. $11,250 in the previous year.

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

10.7	Agreement, dated October 1, 2008, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed October 6, 2008.

10.8	Promissory Note, dated February 27, 2009, payable by Fischer-Watt Gold Company, Inc. to Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed March 23, 2009
10.9	Agreement dated August 21, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010
10.10 31

Agreement dated December 14, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010

Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

3.2	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	May 14, 2010	By:	/s/ Peter Bojtos
Peter Bojtos
President, Chief Executive Officer,
(Principal Executive Officer)

 7

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 14, 2010	By:	/s/ Peter Bojtos
Peter Bojtos
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	May 14, 2010	By:	/s/ Gerald D. Helgeson
Gerald D. Helgeson
Director, Secretary

Date:	May 14, 2010	By:	/s/ James M. Seed
James M. Seed
Director

Date:	May 14, 2010	By:	/s/ William Rapaglia
William Rapaglia
Director