Form 10-Q
period 2010-04-30
FISCHER WATT GOLD CO INC
filed 2010-06-11
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of June 9, 2010 was 79,521,639.

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

_________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2010
	(Unaudited)	January 31, 2010
ASSETS

Current Assets:
Cash	$129,980	$6,624
Restricted deposits	355,097	354,400
Prepaid and other current assets	117,947	203,032

Total current assets	$603,024	$564,056

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$306,731	$269,193
Notes payable - shareholder	160,000	160,000
Accounts payable and accrued expenses - shareholders	413,348	609,937
Asset retirement obligation	52,000	52,000
Due to Tournigan Energy Ltd	778,000	778,000

Total current liabilities	1,710,079	1,869,130

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 79,421,639 and 73,311,819 shares
issued and outstanding, respectively	79,421	73,311
Additional paid-in capital	17,380,971	17,020,492
Common stock subscriptions	3,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,218,082)	(3,058,512)

	(1,107,055)	(1,305,074)

	$603,024	$564,056

See the accompanying notes to the consolidated financial statements

_________________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			February 1, 2001
			(Inception of
	Three Months Ended		Exploration Stage)
	April 30, 2010	April 30, 2009	to April 30, 2010

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	103,046	-	1,144,087
Writedown of goodwill	-	-	309,500
Writedown of inventory to market value	-	-	125,000
General and administrative	53,150	61,718	3,501,594

	156,196	61,718	5,130,181

(Loss) from operations	(156,196)	(61,718)	(5,085,941)

Other income (expense)
Interest expense	(4,463)	(3,339)	(81,686)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	-	2,404,184
Interest income	1,089	5,932	35,294

	(3,374)	2,593	2,424,727

(Loss) before income taxes	(159,570)	(59,125)	(2,661,214)

Income taxes	-	-	(556,868)

Net (loss)	$(159,570)	$(59,125)	$(3,218,082)

Per share information - basic and fully diluted

Net (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding	73,517,768	72,866,819

See the accompanying notes to the consolidated financial statements

_________________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Three months ended		(Inception of
	April 30,	April 30,	Exploration Stage)
	2010	2009	to April 30, 2010

Cash flows from operating activities:
Net cash (used in) operating activities	$(62,644)	$(10,286)	$(2,597,722)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	12,829	12,829
Proceeds from sale of mineral interest	-	-	2,235,000

Net cash provided by investing activities	-	12,829	2,247,829

Cash flows from financing activities:
Repayment of amounts Due to Tournigan Energy Ltd.	-	-	(200,000)
Proceeds from issuance of common shares and stock
subscriptions	186,000	-	766,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	20,000	170,500
Repayment of note payable - shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by financing activities	186,000	20,000	459,486

Increase in cash and cash equivalents	123,356	22,543	109,593

Cash and cash equivalents, beginning of period	6,624	8,596	20,387

Cash and cash equivalents, end of period	$129,980	$31,139	$129,980
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$187,500
Conversion of amounts due to shareholders to common stock	$171,589	$-	$374,089
Conversion of amounts due to shareholders upon exercise
of stock warrants	$-	$-	$116,000
Common shares issued for stock subscriptions	$9,000	$-	$442,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$50,000	$50,000
Contribution of amounts due to Tournigan Energy Ltd to capital	$-	$-	$225,327

See the accompanying notes to the consolidated financial statements

_________________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010

(UNAUDITED)

(1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of Tournigan USA, Inc. (“TUSA”) which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. The prime asset in TUSA is its portfolio of mineral claims and leases covering in excess of 50,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy Ltd retains a 30% carried interest in respect of each property in TUSA up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the Project or Tournigan Energy Ltd will have the option to dilute down to a 5% net profits interest.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As at April 30, 2010, the deposit for reclamation bonds has been reduced to $354,400.

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

_____________________________________________________________________________________________

Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. The $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, remains to be repaid to Tournigan Energy on September 30, 2010.

This transaction has been approved by the TSX –V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy.

(3) Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents are not included in the calculation.

(4)

Going Concern Consideration

The Company has incurred operating losses of $18,571,197 since inception and had a stockholders’ deficit and working capital deficit of ($1,107,055) at April 30, 2010 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the quarter ended April 30, 2010:

_____________________________________________________________________________________________

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The adoption of this standard did not have a material impact on our consolidated financial statements.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial statements.

(6)

Accounts Payable and Accrued Expenses – Shareholders

During the three months ended April 30, 2010, the Company repaid $25,000 due to a shareholder.  In addition, two shareholders converted $171,589 of amounts owed to them into 2,859,820 shares of common stock as part of a private placement (see Note 8).

(7)

Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming.  Settlement of most of these obligations is expected to occur in 2010.

The Company has posted restricted reclamation deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

(8)

Stockholders’ (Deficit)

During the three months ended April 30, 2010, the Company completed a private placement with the sale of 6,209,820 units at $0.06 per unit.  Each unit consisted of one common share and one warrant exercisable over 2 years for $0.12 per share.  The warrants contain a call option if the Company’s common shares trade over $0.18 per share for a 20-day period.

During the three months ended April 30, 2010, the Company issued 6,109,820 restricted shares of common stock as part of the private placement, of which 3,250,000 were issued for cash at $0.06 per share and 2,859,820 were issued in debt settlement of $171,589 to two shareholders. Cash proceeds received during the quarter ended April 30, 2010 were $186,000, with the remaining $9,000 received on May 15, 2010.

(9)

Subsequent Events

Subsequent to the period-end, the Company issued 100,000 restricted shares of common stock as part of a private placement, receiving cash proceeds of $6,000.

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

FIGURE No. 4

I

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

The Company currently has insufficient capital to conduct its business and does not have sufficient capital to carry out its planned exploration program which over the next 12 months is estimated to cost $350,000.

The Company has cash on hand at April 30, 2010 of $129,980 plus restricted cash of $355,097, of which $354,400 is a reclamation bond that must ultimately be returned to Tournigan Energy.  The Company’s working capital deficit position of $1,107,055 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at April 30, 2010 amounted to $1,710,079 of which $844,012 is due to shareholders where there are no specific terms of repayment for the demand notes, accrued expenses or other amounts owed to related parties.

The following outlines results to date in the current fiscal year for the quarter ended April 30, 2010 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at April 30, 2010 and compares that condition to our financial condition at year-end January 31, 2010. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K for the year ended January 31, 2010.

Plan of Operation

The Company’s plan of operation for the coming months is to complete the review of data acquired in the TUSA transaction and determine and prioritize the work programs that the Company would like to carry out in 2010 on the extensive suite of properties in Wyoming, South Dakota and Arizona. Selected properties may also be made available for optioning by other interested companies or may be relinquished. With this information, a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the quarter ending April 30, 2010, the Company  incurred maintenance fees expense of $101,014 pertaining to the uranium properties.

Normal operating expenses for the next 12 months are estimated at $350,000, re the TUSA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

Liquidity and Capital Resources

As of April 30, 2010, the Company had cash on hand of $129,980. The cash on hand does not include restricted cash of $354,400, which reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of TUSA by the Company.  Current liabilities include accounts payable of $36,067 and accrued expenses of $270,664, which are due a related party.  The working capital deficit at April 30, 2010 was $1,107,055 compared to $1,305,074 at January 31, 2010. This represents an improvement in the working capital deficit of $198,020, for the three months ended April 30, 2010.

_____________________________________________________________________________________________

During the three months ended April 30, 2010, the Company completed a private placement financing amounting to $366,589. This consisted of the sale of 3,250,000 common shares at $0.06 per share for a total consideration of $195,000. The Company received cash proceeds of $186,000 during the quarter ended April 30, 2010, with the remaining $9,000 settled in full on May 15, 2010.  The Company also issued 2,859,820 shares of common stock at $0.06 per share in settlement of debt to two shareholders in the amount of $171,589.

There is no specific term of repayment for either the demand notes, accrued expenses or other amounts due to related parties, which amounted to $844,012 at April 30, 2010. Management recognizes that the Company does not have sufficient funds to retire its remaining debt and to sustain its operations. The Company continues to source out other appropriate financing in either equity or debt format, and it continues to seek out other mineral properties, but there is no assurance said financing is available or that said properties can be acquired on reasonable terms and conditions.

Results of Operations

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009.

The Company had a net loss of $159,570 for the three months ended April 30, 2010 compared to a net loss of $59,125 for the three months ended April 30, 2009. The Company incurred $103,046 in exploration expenses related to the acquisition of the uranium claims in the current period ended April 30, 2010 whereas the Company had just acquired the claims in the period April 30, 2009 and had not yet incurred any exploration expenses.

General and administrative expenses for the three months ended April 30, 2010 amounted to $53,149 compared to $61,718 for the three month period ended April 30, 2009.

The Company acquired 100% of the common shares of TUSA on February 27, 2009. TUSA  contains a portfolio of uranium–bearing mineral claims and leases on over 50,000 acres in Wyoming, South Dakota and Arizona. The Company is still assessing the material pertaining to the various properties and has yet to finalize an exploration program going forward. It has paid all annual claim maintenance fees to the USA Bureau of Land Management for the year.

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

_____________________________________________________________________________________________

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2010, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,571,197 at April 30, 2010. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does have adequate capital to continue its contemplated business plan through January 31, 2011, but does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

_____________________________________________________________________________________________

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

Item 3. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

              PROCEEDS

During the three months ended April 30, 2010, the Company issued 6,109,820 shares of our common stock which were not registered under the Securities Act of 1933, as amended (the "Act").  The shares issued were issued to qualified investors who participated in the private placement. A total of 3,250,000 shares of common stock were issued at $0.06 per share for cash consideration of $195,000 and 2,859,820 shares of common stock at $0.06 per share in settlement of debt outstanding of $171,589.

We relied on the exemption from registration provided by Section 4(2) of the Act.  None of the offers were made by means of any public solicitation, and the investors had available the type of information that would have been included in a registration statement at the time of the investment.  Because of its relationship to the issuer of the securities, its financial sophistication and its financial situation, the investor required the protection afforded by registration under the Act.  Further, the certificate representing the shares sold in the offering are embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate are restricted within the meaning of that Rule.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  RESERVED

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002for Peter Bojtos

_____________________________________________________________________________________________

SIGNATURES

In accordance the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	June 10, 2010	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer