Form 10-Q
period 2010-07-31
FISCHER WATT GOLD CO INC
filed 2010-09-14
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  * Yes ☐   No   ☐

* Not Applicable

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

The number of shares of the registrant’s common stock outstanding as of September 9, 2010 was 79,938,305.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	July 31, 2010
	(Unaudited)	January 31, 2010
ASSETS

Current Assets:
Cash	$80,191	$6,624
Restricted deposits	355,222	354,400
Prepaid and other current assets	32,862	203,032

Total current assets	$468,275	$564,056

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$311,502	$269,193
Notes payable - shareholder	160,000	160,000
Accounts payable and accrued expenses - shareholders	413,348	609,937
Asset retirement obligation	52,000	52,000
Due to Tournigan Energy Ltd	778,000	778,000

Total current liabilities	1,714,850	1,869,130

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized,79,938,305 and 73,311,819 shares
issued and outstanding, respectively	79,937	73,311
Additional paid-in capital	17,418,593	17,020,492
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,404,740)	(3,058,512)

	(1,246,575)	(1,305,074)

	$468,275	$564,056

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					February 1, 2001
	Three Months Ended		Six Months Ended		(Inception of
	July 31,	July 31,	July 31,	July 31,	Exploration Stage)
	2010	2009	2010	2009	to July 31, 2010

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	125,686	4,001	228,732	4,001	1,269,773
Writedown of goodwill	-	-	-	-	309,500
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	56,699	88,643	109,851	150,361	3,558,295

	182,385	92,644	338,583	154,362	5,312,568

(Loss) from operations	(182,385)	(92,644)	(338,583)	(154,362)	(5,268,328)

Other income (expense)
Interest expense	(4,726)	(4,202)	(9,189)	(7,541)	(86,412)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	-	2,404,184
Interest income	455	5,598	1,544	11,530	35,749

	(4,271)	1,396	(7,645)	3,989	2,420,456

Income (loss) before income taxes	(186,656)	(91,248)	(346,228)	(150,373)	(2,847,872)

Income taxes	-	-	-	-	(556,868)

Net income (loss)	$(186,656)	$(91,248)	$(346,228)	$(150,373)	$(3,404,740)

Per share information - basic and fully diluted

Net income (loss) per share
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	79,765,117	72,868,830	77,433,661	72,867,841

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Six months ended		(Inception of
	July 31,	July 31,	Exploration Stage)
	2010	2009	to July 31, 2010
Cash flows from operating activities:
Net cash (used in) operating activities	$(152,433)	$(44,625)	(2,687,511)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	12,829	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Net cash provided by investing activities	-	12,829	2,247,829

Cash flows from financing activities:
Repayment of amounts Due to Tournigan Energy Ltd.	-	-	(200,000)
Proceeds from issuance of common shares and stock
subscriptions	226,000	-	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	50,000	170,500
Repayment of notes payable - shareholders	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	226,000	50,000	499,486

Increase in cash and cash equivalents	73,567	18,204	59,804

Cash and cash equivalents, beginning of period	6,624	8,596	20,387

Cash and cash equivalents, end of period	$80,191	$26,800	$80,191

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$187,500
Conversion of amounts due to shareholders to common stock	$171,589	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$116,000
Common shares issued for stock subscriptions	$9,000	$-	$442,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$50,000	$50,000
Contribution of amounts due to Tournigan Energy Inc. to capital	$-	$-	$225,327

See the accompanying notes to the consolidated financial statements

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

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

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of Tournigan USA Inc. (TUSA), which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. (Tournigan Energy).The prime asset in TUSA was its portfolio of mineral claims and leases covering in excess of 50,000 acres, subsequently reduced to 18,100 acres, in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy retains a 30% carried interest in respect of each property in TUSA, up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the project or Tournigan Energy will have the option to dilute down to a 5% net profits interest.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the then current year’s federal mineral claim maintenance fees, along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As at July 31, 2010, the deposit for reclamation bonds has been reduced to $354,400.

Both the promissory note to Tournigan Energy and the release of the reclamation bonds were unsecured, non-interest-bearing and were due August 31, 2009.  The due date of the promissory note was extended to December 15, 2009. In a further agreement dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished.

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

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

This transaction has been approved by the TSX-V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy.

(3)

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents are not included in the calculation.

(4)

Going Concern Consideration

The Company has incurred operating losses of $18,752,855 since inception and had a stockholders’ deficit and working capital deficit of (1,241,575) at July 31, 2010 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the six month period ending July 31, 2010.

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

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

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity, The adoption of this guidance did not have a material impact on our consolidated financial statements.

The following accounting standards were recently issued, and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, and cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial statements.

(6)

Accounts Payable and Accrued Expenses – Shareholders

During the six months ended July 31, 2010, the Company repaid $25,000 due to a shareholder. In addition, two shareholders converted $171,589 of amounts owed to them into 2,850,820 shares of common stock as part of a private placement (see Note 8).

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

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

(8)

Stockholders’ (Deficit)

During the six months ended July 31, 2010, the Company completed a private placement with the sale of 6,626,486 units at $0.06 per unit. Each unit consisted of one common share and one warrant exercisable over 2 years for $0.12 per share. The warrants contain a call option if the Company's common shares trade over $0.18 per share for a 20 day period.

The Company issued 3,766,666 shares for cash proceeds of $226,000, and issued 2,859,820 shares to two shareholders in debt settlement of $171,589 of debt.

During the six months ended July 31, 2010, the Company granted stock options to purchase a total of 600,000 shares of common stock at an exercise price of $0.05.  The Company uses the Black-Scholes method of valuing stock options.  The fair value of these options was determined to be $7,138 based on the following assumptions:  stock price at date of grant of $0.04; expected life of 18 months; dividend yield of 0.0%; interest rate of 0.44%; and volatility of 75.5%.

(9)

Subsequent Event

On September 1, 2010, a shareholder personally paid $127,000 in claim maintenance fees.  The Company plans to repay this amount in mid-September 2010.

All material subsequent events from the balance sheet date through the issuance of this report have been disclosed above.

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

MINERAL PROPERTIES

The following is a description of the Company's mineral properties:

In June 2006, Fischer-Watt acquired a 100% interest in a mineral lease in Pinal County, Arizona. The property had a history of gold and copper exploration. The Company carried out a surface geochemical survey followed by a shallow depth, air-track drilling program.  This project was terminated and the property relinquished in August 2009.

Uranium Properties Acquisition

On February 27, 2009, the Company closed its transaction for the acquisition of a 100% interest in Tournigan USA Inc (TUSA) and under the closing terms, the Company issued to Tournigan Energy Ltd. an interest-free promissory note, due August 31, 2009, for $325,327, which was the amount paid by Tournigan Energy for the then current year's federal mineral claim maintenance fees, along with working capital adjustments on the closing date. In addition to this note, the Company will also secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs.  This agreement was modified in a subsequent agreement on August 21, 2009, when Tournigan Energy extended the due date of the promissory note to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. In a further agreement, dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished. In addition, Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. This $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, remains to be repaid to Tournigan Energy on September 30, 2010.

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

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering approximately 18,100 acres in Wyoming, South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. During the first half of 2010 we carried out a review of our claim holdings and determined that 1,538 claims, totaling approximately 30,000 acres could be relinquished without forfeiting our core exploration areas. This amounted to a savings of about $223,000 in annual holding fees with the reduced federal claim maintenance fee for the coming year of $127,000 being paid for the claims on September 1, 2010. All the claims and leases are 100% controlled in TUSA, and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name.

Wyoming

The Wyoming properties consist of 825 federal claims covering 16,500 acres and 3 State leases covering 879 acres distributed in five areas of prospective uranium bearing geology. Some of the properties are close to former producing uranium mines or in-situ recovery (“ISR”) operations. These areas are Cyclone Rim in Sweetwater County; South Pass in Sublette and Fremont Counties; Alkali Creek and Whiskey Peak in Fremont County; and Shirley Basin in Carbon County.

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

Cyclone Rim

The largest exploration area in TUSA is in the Cyclone Rim covering 14,200 acres. The claims are located in the northwestern portion of the Great Divide Basin. The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll front mineralization from the UT claims in the west and along the CR trend for a further 25 miles of favorable uranium geology. The east end of these claims is approximately 8 miles west of Rio Tinto’s Sweetwater uranium processing mill. That facility is presently on care and maintenance.

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

Alteration, typical of roll-front uranium deposits, consists of reddish oxidized sands in the barren interior, up-dip from the roll-front, to green and grey reduced sands at the outer, down-dip part of the roll-front. Pyrite grains in the barren interior are corroded, while in the roll-front and in the outer-portions the grains are fresh. This can be an important clue for locating drill-hole positions relative to the roll-front.

The mineralization in this area ranges in depth from less than 100 feet to over 500 feet below the surface.

In 2007, TUSA drilled 49 rotary holes on the UT claims to follow up on reports of uranium mineralization located in the area in historic drilling by Rocky Mountain Energy. Holes were drilled on 400 ft. spacing and uranium mineralization was encountered in 15 of the holes. Additionally, TUSA drilled five core holes in order to twin holes containing the most significant mineralization. From the down hole radiometric readings it appears that the mineralization is in at least two shallow roll fronts within about 200 feet below the surface. This could make a deposit in this area amenable to ISR.

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

Note: The uranium grades are reported as % eU3O8 as determined by down hole radiometric logging equipment. A number of the rotary holes that had the most significant intercepts were twinned with core holes, which were then sampled, analyzed and calibrated with the gamma log readings in order to increase the accuracy of the disequilibrium coefficient. This is a mathematical means of equating gamma log readings to actual % U3O8.

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

The Alkali Creek and Whiskey Peak claims, totalling about 1,200 acres, lie about 8 miles north of the UT claims and are adjacent to claims held by Energy Metals Corporation. A reclaimed ISR operation that was operated by Ogle Petroleum is in the immediate vicinity. The Alkali Creek claims encompass historic close-spaced drilling patterns of Teton Energy and Newmont Mining.

South Pass

The 36 claims and 2 leases covering about 800 acres at South Pass are located along the southwest flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late sixties by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These will be evaluated by Fischer-Watt for the possible application of ISR.

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petronomics developed two open pits. Deposits in the area are hosted in the Wind River Formations of Eocene age.

TUSA holds claims at the southern end of the Middle Shirley Basin Trend in an area of reported uranium mineralization. The MSB block of 21 claims cover approximately 400. No exploration has been carried out by TUSA to date.

Fischer-Watt Gold Co., Inc.
Wyoming Uranium Districts
Legend
Tournigan Projects
Significant Past Producers
Pre - Cambrian Exposure
NORTH
0
25
50
miles
Montana
South Dakota
Nebraska
Colorado
Big Horn Basin
Wind River Basin
Powder River Basin
Green River Basin
Great Divide Basin
Shirley Basin
Pryor Mts.
Sheridan
Hulett
I-90
Gillette
Rapid City
Pumpkin Buttes
Kaycee
Hot Springs
Edgemont
Casper
S. Powder River Basin
Gas Hills
Crooks Gap
South Pass
Alkali Creek
Cyclone Rim
Shirley Basin
I-25
Rock Springs
I-80
Laramie
Cheyenne
Baggs

South Dakota

In South Dakota, TUSA holds claims in three blocks totaling 51 claims over 1,000 acres in an area approximately 8 miles north of the town of Edgemont in the southern Black Hills district. The area covered by these claim blocks were initially held by Union Carbide and the Tennessee Valley Authority as part of a larger block known as the Chord claims. The Chord property encompassed more than 40 small open pits as well as a few underground operations. These operations produced uranium intermittently from the early 1950’s till the late 60’s, supplying ore to a former mill at Edgemont.

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

The Long claims consist of 33 claims covering 650 acres that encompass a 3 mile long by 1 mile wide mineralized trend that includes pre-existing claims controlled by Strathmore Minerals. These cover the historic Viking, Virginia C and Ridge Runner ore bodies. The eastern portion of the Long claims surrounds the historic Long Mountain ore bodies, some of which are also covered by Strathmore claims. The US Forest Service has made application to withdraw certain lands in the Craven Canyon and Long Mountain area that would withhold entry to some of the claims in this portion.

Approximately 1 mile east of the Long claims is the 8claim RC claim block covering 150 acres. This area contains two areas of prospective uranium mineralization as well as the Hot Point mineralized area.

The 10claim DH claim block covers about 200 acres in an area 1 mile south of the RC claims where in 1971 the US Geological Survey reported “widespread low grade mineralization”. Historic production was won from several small pits and at least two small underground operations where the reported average grade was 0.25% U3O8 and 0.30% vanadium oxide.

Arizona

TUSA holds 31federal lode claims on approximately 600 acres in Mohave County, northern Arizona in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccias pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccias pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

The breccias pipes are about 300 feet in diameter on average and are recognized as a circular depression on the surface. There are a lot of these structures in northern Arizona and about 1% of them appear to be mineralized. TUSA’s non-contiguous 9blocks of claims cover about 10 depressions.

TUSA has carried out extensive field work on about 80 of these depression areas in the form of geological mapping along with soil and rock geochemical sampling since geochemical surveys have been shown in the past to be effective in identifying associated uranium mineralization. Based on this work TUSA selected about 20 areas as high priority targets. Several of these targets were followed up with geophysical surveys in order to map out the vertical shape of the breccias pipes. Audio-frequency magnetotelluric surveys, using both natural source and controlled source, as well as limited seismic surveys were carried out on about 10 of the high priority targets. This was followed up with 11 holes being drilled into 4 targeted pipes for a total of 8,421 feet of drilling. Breccias were encountered in several of the holes and down-hole gamma surveys were carried out. The results are being evaluated to determine what follow-up programs should be planned.

Nevada
St. George
Utah
Kanab
Arizona
Lake Powell
I - 15
Virgin River
PC
SGB
RN
BUS
GCS
ULJ
Kaibab Reservation
Grand Canyon National Game Preserve
Colorado River
Navajo Reservation
Grand Canyon National Park
Havusupai Reservation
Colorado River
Hualapai Reservation
Lake Mead
Little Colorado River
0
10
20
miles
TUSA CLAIMS
LEGEND
Federal Claim Outline
N
W
E
S
DATE: 09-2010

The TUSA properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.  All of the exploration on the properties to date has been carried out by Cowboy Explorations of Laramie, Wyoming, a qualified and experienced geological contractor with extensive local geological knowledge. The properties have also been physically examined in the field by Fischer-Watt’s President, Mr. P. Bojtos, P.Eng., who is a qualified geologist.

In addition, the Company continues to evaluate other projects for possible acquisition although not as vigorously as previously because of the acquisition of TUSA. The Company continues to concentrate its interest on projects in the western part of the United States – primarily in the search for gold, copper, zinc or uranium.

The Company currently has insufficient capital to conduct its business and does not have sufficient capital to carry out its planned exploration program which is estimated to cost $350,000 over the next twelve months.

The Company has cash on hand at July 31, 2010 of $80,191 plus restricted cash of $355,222, of which $354,400 is a reclamation bond that must ultimately be returned to Tournigan Energy.  The Company's working capital deficit position of $1,246,575 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at July 31, 2010 amounted to $1,709,850, of which $882,489 is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended July 31, 2010 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2010 and compares that condition to our financial condition at year-end January 31,2010. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K for the year ended January 31, 2010.

Plan of Operation

The Company’s plan of operation for the coming months is to complete the review of data acquired in the TUSA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona in 2010. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the quarter ended July 31, 2010, the Company incurred general maintenance and exploration expenses of $125,686  pertaining to the uranium properties acquired in Tournigan USA.  For the six months ending July 31, 2010, these expenses amounted to $228,732.

Normal operating expenses for the next 12 months are estimated at $350,000, re the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

Liquidity and Capital Resources

As of July 31, 2010, the Company had cash on hand of $80,191, current trade liabilities of $2,361, and $882,489 in total owed to related parties with no specific terms of repayment. The cash on hand does not include restricted cash in TUSA, of which $354,400 reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of TUSA by the Company.  Current accounts payable amounted to $2,361 and accrued expenses amounted to $309,141, which are due to related parties. The working capital deficit at July 31, 2010 was $1,246,575 compared to $1,305,074 at January 31, 2010. This represents an improvement in the working capital deficit of $58,499 for the six months ended  July 31, 2010.

During the six months ended July 31, 2010, the Company completed a private placement financing amounting to $226,000 consisting of the sale of 3,766,666 units at $0.06 per unit. Each unit consisted of a common share and a common share purchase warrant. The warrant can be exercised at any time over a two year period to purchase a common share for $0.12. If in that two year period the shares trade at over $0.18 per share for a 20 day period then the Company has the right to call for the exercise of the warrants.

The Company also issued 2,859,820 units at $0.06 per unit in settlement of debt to two shareholders in the amount of $171,589

Total private placements for the six months ending July 31, 2010 amounted to $397,589 and the issuance of a total of 6,626,486 common shares.

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

Results of Operations

Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009.

The Company had a net loss of $346,228 for the six months ended July 31, 2010 compared to a net loss of $150,373 for the six months ended July 31, 2009.  During the current six month period the Company has incurred general exploration expenses of $228,732 vs. $4,001 in the same period ended July 31, 2009. This increase is related to the acquisition of the uranium claims acquired on February27, 2009.

General and administrative expenses for the six month period ending July 31, 2010 amounted to $109,851 compared to $150,361 in the six month period ending July 31, 2009.

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009.

In the three month period ended July 31, 2010, the Company incurred a loss of $186,656 vs. a loss of $91,248 for the three months ended July 31, 2009.

Again, the main variance was exploration expenses which in the three months ending July 31, 2010 amounted to $125,686 vs. $4,001 for the three month period ended July 31, 2009.

General and administrative expenses were down to $56,699 in the three month period ending July 31, 2010 compared to $88,643 for the three month period ended July 31, 2009.

The Company acquired 100% of the common shares of TUSA on February 27, 2009. TUSA contained a portfolio of uranium–bearing mineral claims and leases on over  50,000 acres in Wyoming, South Dakota and Arizona which has subsequently been reduced to around 18,000 acres. The Company is still assessing the material pertaining to the various properties and has yet to finalize an exploration program going forward. It has paid all annual claim maintenance fees to the USA Bureau of Land Management for the year.

Commitments and Contingencies

Management is not aware of any legal action against the Company.

Foreign Currency Exchange

The Company accounts for foreign currency translation in accordance with the provisions of Accounting Standards Codification (ASC) 830-20, "Foreign Currency Transactions."  The assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2010, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,757,855 at July 31, 2010. These conditions raise doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended July 31, 2010, the Company issued 6,626,486 shares of our common stock which were not registered under the Securities Act of 1933, as amended (the "Act").   A total of 3,816,666 shares of common stock were issued at $0.06 per share for a cash consideration of $226,000 and 2,859,820 shares of common stock at $0.06 per share in settlement of debt outstanding of $171,589.

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 14, 2010	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer