Form 10-Q
period 2010-10-31
FISCHER WATT GOLD CO INC
filed 2010-12-15
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2010

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

_____________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 79,938,305 shares of Common Stock, Par Value $.001, as of December 10, 2010

EXCHANGE RATES

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

_____________________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31, 2010
	(unaudited)	January 31, 2010
ASSETS

Current Assets:
Cash	$154,260	$6,624
Restricted deposits	114,222	354,400
Prepaid and other current assets	107,317	203,032

Total current assets	$375,799	$564,056

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$348,598	$269,193
Note payable - shareholders	160,000	160,000
Accounts payable and accrued expenses - shareholders	413,348	609,937
Asset retirement obligation	52,000	52,000
Due to Tournigan Energy Ltd	778,000	778,000

Total current liabilities	1,751,946	1,869,130

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized,79,938,305 and 73,311,819 shares
issued and outstanding, respectively	79,937	73,311
Additional paid-in capital	17,418,593	17,020,492
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,534,312)	(3,058,512)

	(1,376,147)	(1,305,074)
	$375,799	$564,056

See the accompanying notes to the consolidated financial statements

_________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					February 1, 2001
	Three Months Ended		Nine Months Ended		(Inception of
	October 31,	October 31,	October 31,	October 31,	Exploration Stage)
	2010	2009	2010	2009	to October 31, 2010

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	66,043	376,445	294,775	380,446	1,335,816
Writedown of goodwill	-	-	-	-	309,500
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	59,199	55,123	169,052	205,484	3,617,496

	125,242	431,568	463,827	585,930	5,437,812

(Loss) from operations	(125,242)	(431,568)	(463,827)	(585,930)	(5,393,572)

Other income (expense)
Interest expense	(4,845)	(4,223)	(14,034)	(11,764)	(91,257)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	-	2,404,184
Interest income	517	1,191	2,061	12,721	36,266

	(4,328)	(3,032)	(11,973)	957	2,416,128

Income (loss) before income taxes	(129,570)	(434,600)	(475,800)	(584,973)	(2,977,444)

Income taxes	-	-	-	-	(556,868)

Net income (loss)	$(129,570)	$(434,600)	$(475,800)	$ (584,973)	$ (3,534,312)

Per share information – basic and fully diluted

Net income (loss) per share
Basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	79,938,305	73,186,819	78,277,717	72,975,335

See the accompanying notes to the consolidated financial statements

_________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Nine months ended		(Inception of
	October 31,	October 31,	Exploration Stage)
	2010	2009	to October 31, 2010

Cash flows from operating activities:
Net cash (used in) operating activities	$(318,542)	$(422,927)	$(3,429,220)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	12,829	12,829
Proceeds from sale of mineral interest	-	-	2,235,000

Net cash provided by investing activities	-	12,829	2,247,829

Cash flows from financing activities:
Release of restricted deposits	240,178	375,600	815,778
Repayment of amounts Due to Tournigan Energy Ltd.	-	-	(200,000)
Proceeds from issuance of common shares and stock subscriptions	226,000	-	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	50,000	170,500
Repayment of notes payable - shareholders	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by financing activities	466,178	425,600	1,315,264

Increase in cash and cash equivalents	147,636	15,502	133,873

Cash and cash equivalents, beginning of period	6,624	8,596	20,387

Cash and cash equivalents, end of period	$154,260	$24,098	$154,260

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

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

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of Tournigan USA, Inc. (Tournigan USA) which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. (Tournigan Energy). The prime asset in Tournigan USA was its portfolio of mineral claims and leases covering in excess of 50,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy retains a 30% carried interest in respect of each property in Tournigan USA, up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the project or Tournigan Energy will have the option to dilute down to a 5% net profits interest.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the current year’s federal mineral claim maintenance fees, along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As at October 31, 2010, the deposit for reclamation bonds has been reduced to $114,222.

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

Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. The $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, was due to be repaid to Tournigan Energy on September 30, 2010. This matter remains outstanding until the bonds are released.

_____________________________________________________________________________________

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

(4)

Going Concern Consideration

The Company has incurred operating losses of $18,887,427 since inception and had a stockholders’ deficit and working capital deficit of $(1,376,147) at October 31, 2010 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Correction of an Error

The October 31, 2009, cash flow statement has been restated to reflect the correction of an error.  This error was in connection with the release of restricted deposits, which were originally recorded as an operating activity. The result of this correction was an increase in cash used in operating activities of $575,600 and an increase in cash provided by financing activities of $575,600.

(6)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the  nine month period ending October 31, 2010.

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

_____________________________________________________________________________________

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

ASU No. 2010-11 clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

(7)

Accounts Payable and Accrued Expenses – Shareholders

During the nine months ended  October 31, 2010, the Company repaid $25,000 due to a shareholder. In addition, two shareholders converted $171,589 of amounts owed to them into 2,850,820 shares of common stock as part of a private placement (see Note 9).

(8)

Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming.  Settlement of these obligations is expected to occur in 2010.  The responsibility to perform the reclamation resides with TUSA. The bonds for land disturbance in Wyoming were assessed by, and posted in favour of, Wyoming  Department of Environmental Quality (WDEQ). TUSA deposited the required sums in to CDs and CDARs for the benefit of WDEQ and are administered by First Interstate Bank. The bonds are in the form of CDs and CDARs in order to satisfy the requirements of being covered by FDIC insurance. The Bank will not change the terms of these deposits without formal written instructions and authorization from WDEQ.

During 2008 and 2009, TUSA carried out the required reclamation work and reseeding of affected areas in Wyoming which were subsequently inspected by WDEQ. The WDEQ required two small maintenance bonds of $8,400 and $5,000 to remain in place until their final inspections.

Following receipt of Authorization of Release by WDEQ in September 2009, $375,600 was released from restricted deposits by First Interstate Bank to TUSA.  Approximately $340,000 of this amount was used to pay annual mineral claim fees to the U.S. Bureau of Land Management in September 2009.  The balance was used for general corporate purposes.

Following receipt of Authorization of Release by WDEQ in September 2009, $200,000 was released from restricted deposits by First Interstate Bank to TUSA. This amount was paid to Tournigan Energy on December 15, 2009 in settlement of the note payable and as a payment towards the amounts due to Tournigan Energy under the reclamation bonds as per the agreement of December 15, 2009 between TUSA and Tournigan Energy.

_____________________________________________________________________________________

Similarly, bonds totalling $341,000 to cover site reclamation in Arizona were assessed by, and are posted in favour of, the US Department of Interior and are administered by First Interstate Bank. A total of $291,000 are expected to be released by the Dept. of Interior during the fourth quarter.

(9)

Stockholders’ (Deficit)

During the nine months ended October 31, 2010, the Company completed a private placement with the sale of 6,626,486 units at $0.06 per unit. Each unit consisted of one common share and one warrant exercisable over 2 years for $0.12 per share. The warrants contain a call option if the Company's common shares trade over $0.18 per share for a 20 day period.

The Company issued 3,766,666 shares for cash proceeds of $226,000, and issued 2,859,820 shares to two shareholders in debt settlement of $171,589 of debt.

During the nine months ended October 31, 2010, the Company granted stock options to purchase a total of 600,000 shares of common stock at an exercise price of $0.05.  The Company uses the Black-Scholes method of valuing stock options.  The fair value of these options was determined to be $7,138 based on the following assumptions:  stock price at date of grant of $0.04; expected life of 18 months; dividend yield of 0.0%; interest rate of 0.44%; and volatility of 75.5%.

(10)

Subsequent Event

There were no subsequent events that require disclosure in these financial statements.

_____________________________________________________________________________________

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

MINERAL PROPERTIES

The following is a description of the Company's mineral properties:

In June 2006, Fischer-Watt acquired a 100% interest in a mineral lease in Pinal County. Arizona. The property had a history of gold and copper exploration. The Company carried out a surface geochemical survey followed by a shallow depth, air-track drilling program. Four areas of low grade, but pervasive, gold and copper mineralization were identified on the property. this project was terminated and the property relinquished in August 2009.

Uranium Properties Acquisition

 On February 27, 2009, the Company closed its transaction for the acquisition of a 100% interest in TUSA and under the closing terms, the Company issued to Tournigan Energy an interest-free promissory note, due August 31, 2009, for $325,437, which was the amount paid by Tournigan  Energy for the then current year's Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this, the Company will also secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000 less any applicable reclamation costs.  This agreement was modified in a subsequent agreement on August 21, 2009, when Tournigan Energy extended the due date of the promissory note to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. In a further agreement, dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note  to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished. In addition, Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $430,000 is to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. This $100,000 payment was made to Tournigan Energy as scheduled. The $400,000 balance of the reclamation bond, less the cost of the reclamation work, was due to be repaid to Tournigan Energy on September 30, 2010. This matter remains outstanding until the bonds are released.  The Company  has granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in these transactions since he is also a director of Tournigan Energy. He abstained from voting on all matters in connection with these transactions.

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

FIGURE No. 4

I

_____________________________________________________________________________________

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

With this data, Fischer-Watt’s independent geological consultant, W T Cohan & Associates, Inc. carried out an evaluation of the potential mineralized material that could be hosted within the Cyclone Rim property.

_____________________________________________________________________________________

W T Cohan in their report noted that a significant portion of the extensive roll-front trend in this area of Wyoming extended over about 109 miles in a range of 6 to 26 miles east of Fischer-Watt’s property. To date there are three drilled out uranium deposits and one open pit mine in this portion of the roll-front. These deposits and historic mine production account for 29.8 million pounds of U3O8.

U3O8 MINERALIZATION & PRODUCTION ALONG THE ROLL FRONT EAST OF FISCHER-WATT’S CYCLONE RIM
Property	Mineralization MM Lbs U3O8	Comments
Lost Creek (Ur-Energy Inc.)	10.9
Lost Soldier (Ur-Energy Inc.)	14.0
JAB (Energy Metals Corp.)	3.6
Sweetwater Mine (Rio Tinto)	1.3	historic production
Total	29.8

Note: Fischer-Watt does not own nor control any of these deposits.

W T Cohan reported that this section of the roll-front therefore hosted 272,500 pounds of U3O8 per mile of the trend. On this basis Fischer-Watt’s property has the potential to host mineralization in the order of 7.75 million pounds of U3O8. However, W T Cohan points out that a large portion of the roll-front trend remains unexplored and as such “this potential is very likely too conservative”. By determining the yield factor for the length of roll-fronts at the published project sites W T Cohan arrives at an average yield of uranium mineralization at known deposits of 2.32 million pounds of U3O8 per mile over the 12.4 miles of roll-front found in the above listed projects.

W T Cohan states “The successful results of 450 foot spaced grid drilling in the western portion of the Fischer-Watt claims in the UT area and the three drill fences in the CRS area substantiates the probability of the existence of 10 million pounds of potential uranium mineralization. Furthermore, drilling in the eastern portion of the property revealed the presence of unusually thick host sandstones and continuous mineralization, indicating the presence of a major fluvial channel, and there remains 17 miles of untested roll-front on Fischer-Watt’s property. Therefore, there is the potential for the discovery an additional 10 to 30 million pounds of U3O8 in this portion of the property as well”. Therefore, W T Cohan states it “ascribes a mineralization potential of 10 to 40 million pounds of U3O8 to Fischer-Watt’s properties in the Great Divide Basin of Wyoming.”

Fischer-Watt’s properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.

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

_____________________________________________________________________________________

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

Fischer-Watt Gold Co., Inc.
Wyoming Uranium Districts
Legend
Tournigan Projects
Significant Past Producers
Pre - Cambrian Exposure
NORTH
0
25
50
miles
Montana
South Dakota
Nebraska
Colorado
Big Horn Basin
Wind River Basin
Powder River Basin
Green River Basin
Great Divide Basin
Shirley Basin
Pryor Mts.
Sheridan
Hulett
I-90
Gillette
Rapid City
Pumpkin Buttes
Kaycee
Hot Springs
Edgemont
Casper
S. Powder River Basin
Gas Hills
Crooks Gap
South Pass
Alkali Creek
Cyclone Rim
Shirley Basin
I-25
Rock Springs
I-80
Laramie
Cheyenne
Baggs

South Dakota

In South Dakota, TUSA holds three claim blocks totaling 51 claims over 1,000 acres in an area approximately 8 miles north of the town of Edgemont in the southern Black Hills district. The area covered by these claim blocks were initially held by Union Carbide and the Tennessee Valley Authority as part of a larger block known as the Chord claims. The Chord property encompassed more than 40 small open pits as well as a few underground operations. These operations produced uranium intermittently from the early 1950’s till the late 60’s, supplying ore to a former mill at Edgemont.

_____________________________________________________________________________________

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

Approximately 1 mile east of the Long claims is the 8 claim RC claim block covering 150 acres. This area contains two areas of prospective uranium mineralization as well as the Hot Point mineralized area.

The 10 claim DH claim block covers about 200 acres in an area 1 mile south of the RC claims where in 1971 the US Geological Survey reported “widespread low grade mineralization”. Historic production was won from several small pits and at least two small underground operations where the reported average grade was 0.25% U3O8 and 0.30% vanadium oxide.

Arizona

TUSA holds 31 federal lode claims on approximately 600 acres in Mohave County, northern Arizona in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccias pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccias pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

The breccia pipes are about 300 feet in diameter on average and are recognized as a circular depression on the surface. There are a lot of these structures in northern Arizona and about 1% of them appear to be mineralized. TUSA’s non-contiguous 9 blocks of claims cover about 10 depressions.

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

_____________________________________________________________________________________

Nevada
St. George
Utah
Kanab
Arizona
Lake Powell
I - 15
Virgin River
PC
SGB
RN
BUS
GCS
ULJ
Kaibab Reservation
Grand Canyon National Game Preserve
Colorado River
Navajo Reservation
Grand Canyon National Park
Havusupai Reservation
Colorado River
Hualapai Reservation
Lake Mead
Little Colorado River
0
10
20
miles
TUSA CLAIMS
LEGEND
Federal Claim Outline
N
W
E
S
DATE: 09-2010

_____________________________________________________________________________________

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

The Company currently has insufficient capital to conduct its business and does not have sufficient capital to carry out its planned exploration program which is estimated to cost $350,000 over the next 12 months.

The Company has cash on hand at October 31, 2010 of $154,260 plus restricted cash of  $114,222 which is a reclamation bond that must ultimately be returned to Tournigan Energy.  The Company's working capital deficit position of $1,376,147 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at October 31, 2010 amounted to $1,751,946 of which $916,085 is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended October 31, 2010 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at  October 31, 2010 and compares that condition to our financial condition at year-end January 31, 2010. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K for the year ended January 31, 2010.

Plan of Operation

The Company’s plan of operation for the coming months is to complete the review of data acquired in the Tournigan USA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona in 2010. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the quarter ended October 31, 2010, the Company incurred general maintenance and exploration expenses of  $66,043 pertaining to the uranium properties acquired in Tournigan USA.  For the nine months ended October 31, 2010, these expenses amounted to $294,775.

Normal operating expenses for the next 12 months are estimated at $350,000, regarding the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

___________________________________________________________________________

Results of Operations

Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009.

The Company had a net loss of $475,800 for the nine months ended October 31, 2010 compared to a net loss of $584,973 for the nine months ended October 31, 2009.  During the current nine month period, the Company has incurred general exploration expenses of $294,775 compared to $380,446 in the same period ended October 31, 2009. This decrease is related to the mineral claim fees that were reduced in the current year as the Company determined 1,538 claims could be relinquished without forfeiting its core exploration areas.  This resulted in a reduction of claim fees.

General and administrative expenses for the nine month period ending October 31, 2010 amounted to $169,052 compared to $205,484 in the nine month period ending October 31, 2009, as additional audit fees were incurred in the prior year in connection with the Tournigan acquisition.

Three Months Ended  October 31, 2010 Compared to Three Months Ended  October 31, 2009.

In the three month period ending October 31, 2010, the Company incurred a loss of $129,570 compared to a loss of  $434,600 for the three months ended  October 31, 2009.

The main variance was exploration expenses which in the three months ending October 31, 2010 amounted to $60,043 compared to $376,445 for the three month period ending October 31, 2009.  This decrease was due to lower claim maintenance expenses.  General and administrative expenses were  $59,199 in the three month period ending  October 31, 2010 compared to $55,123 for the three month period ending  October 31, 2009.

The Company acquired 100% of the common shares of Tournigan USA on February 27, 2009. Tournigan USA contains a portfolio of uranium–bearing mineral claims and leases on over 50,000 acres in Wyoming, South Dakota and Arizona. The Company is still assessing the material pertaining to the various properties and has yet to finalize an exploration program going forward. It has paid all annual claim maintenance fees to the USA Bureau of Land Management for the year.

Commitments and Contingencies

Management is not aware of any legal action against the Company.

_____________________________________________________________________________________

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

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2010, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $18,887,427 at October 31, 2010. These conditions raise doubt about the Company's ability to continue as a going concern.

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

_____________________________________________________________________________________

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

_____________________________________________________________________________________

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended October 31, 2010, the Company issued 6,626,486 shares of our common stock which were not registered under the Securities Act of 1933, as amended (the "Act").  A total of 3,816,666 shares of common stock were issued at $0.06 per share for  a cash consideration of $226,000 and 2,859,820 shares of common stock at $0.06 per share in settlement of debt outstanding of $171,589.

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

_____________________________________________________________________________________

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	December 15, 2010	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

_____________________________________________________________________________________