Form 10-K
period 2011-01-31
FISCHER WATT GOLD CO INC
filed 2011-04-29
CIK 844788

                                                                                                                                                                           EXHIBIT 10.11

Unit 1- 15782 Marine Drive, White Rock, BC Canada V4B 1E6

Tel: 604-536-2711  •  Fax: 604-536-2788

December 23, 2010

Fischer-Watt Gold Company, Inc.

2582 Taft Court

Lakewood, CO

80215 USA

Dear Sirs:

Re:

October 1, 2008 (as amended August 21, 2009 and December 14, 2009) Fischer-Watt Gold Company, Inc. (“FWGC”) acquisition agreement of Tournigan USA Inc. (“TUSA”) from Tournigan Energy Ltd. (“TVC”) (the “Agreement”)

The balance owed TVC by FWGC pursuant to the Agreement is US$600,000 having received a payment from FWGC of US$130,000 on December 22, 2010.

FWGC agrees that all of the remaining balance of US$600,000 will be paid to TVC from one-half of the proceeds (net of issue costs) of all equity share issues of FWGC until TVC has been paid in full irrespective of whether the remaining reclamation bonds have been released.

FWGC confirms that it has maintained the underlying core mineral claims of the TUSA projects acquired pursuant to the Agreement.  FWGC acknowledges that it is making all efforts to secure equity financings to advance exploration of the uranium projects located in Wyoming and that it has every expectation in this rising uranium market of success and of paying the balance owed to TVC.

If you agree to the terms of these modifications please acknowledge by signing below and returning to this office by return.

TOURNIGAN ENERGY LTD.

/s/ Dorian Nicol

Dorian Nicol

President and Chief Executive Officer

Terms of modifications agreed to by:

Fischer-Watt Gold Company, Inc.

By:

/s/ Peter Bojtos

Date: 12/24/2010