Form 10-K/A
period 2011-01-31
FISCHER WATT GOLD CO INC
filed 2011-04-29
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended January 31, 2011

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2011, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $2,565,000.  The total number of shares of Common Stock issued and outstanding as of April 25, 2011 was 79,938,305.

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

Acquisition of Tournigan USA, Inc.

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc (TUSA), a wholly owned subsidiary of Tournigan Energy, Ltd. (Tournigan Energy). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company has granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

Peter Bojtos, President, CEO and Chairman of the Board of Fisher-Watt, declared his interest in this transaction as he is also a director of Tournigan Energy.

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination in accordance with ASC Topic 805 (formerly FAS 141R).

Due to Tournigan Energy, Ltd.

In connection with the acquisition of TUSA, the Company issued to Tournigan Energy an interest-free promissory note in the amount of $325,327. The promissory note was due August 31, 2009. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs.

On August 21, 2009, Tournigan Energy extended the due date of the promissory note to December 15, 2009. Tournigan Energy also extended the repayment date of the first $530,000 of reclamation bonds to December 15, 2009, and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30,2010.

On December 14, 2009, Tournigan Energy agreed to reduce the amount payable under the promissory note to $100,000. This amount was paid on December 15, 2009, and the promissory note was extinguished. In addition, the Company paid $100,000 as partial payment of the $530,000 installment of the reclamation bond due on that date.

During the course of 2010 Fischer-Watt completed the reclamation work on the exploration properties in Arizona and Wyoming and secured the release of the bonds from the regulatory agencies except for a remnant portion of the bonds amounting to $50,000 to the benefit of the Department of the Interior, Bureau of Land Management, Arizona. This remaining bond is expected to also be released after the BLM conducts its final inspection which will be after the passage of several seasons.

On December 22, 2010, Fischer-Watt repaid Tournigan Energy a further $130,000.

On December 24, 2010, Fischer-Watt entered in to an amended agreement with Tournigan Energy whereby Tournigan Energy acknowledged that, since Fischer-Watt had made the above repayments and had also completed the reclamation work on the properties, the remaining amount to be repaid to it by Fischer-Watt would be $600,000 and that this amount will be paid by Fischer-Watt from 50% of the proceeds of future equity financings until the balance is retired.

Operations

The Company had no revenue in either the year ended January 31, 2011 or the year ended January 31, 2010. During the year ended January 31, 2011, the Company received interest income of $2,961 vs. $10,061 in the year ended January 31, 2010.

Exploration expenses for the year ended January 31, 2011 amounted to $239,457 compared to $158,881 at January 31, 2010. This is attributed to increased activity on the properties during the past fiscal year.

General and administrative expenses for the year ended January 31, 2011 were $225,273 vs. $404,102 for the year ended January 31, 2010.

At January 31, 2011, the Company had $58,764 in cash on hand vs. $6,624 at January 31, 2010. In addition to the free cash on hand, the Company also held a restricted deposit of $50,000 at January 31, 2011 vs. $354,400 at January 31, 2010. This represents funds in trust in connection with reclamation on the Company’s Arizona properties.

Total liabilities decreased in the year ended January 31, 2011 to $1,564,776 vs. $1,869,131 in the year ended January 31, 2010. This is the result of a decrease in the amount owing to Tournigan Energy, along with related reclamation costs, from $830,000 to $600,000; a decrease in payables and accrued expenses to shareholders from $609,937 to $413,348; and an increase in general accounts payable and accruals of $122,235 in the current year.

During the year ended January 31, 2010, the Company continued general exploration activities on its mineral claims and incurred expenses of $276,243, compared to $158,881 in the year ended January 31, 2010.

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

On December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished. In addition, the Company paid $100,000 as partial payment of the $530,000 installment of the reclamation bond due on that date with the balance of $430,000 to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full.

Following the completion of the required reclamation work on the properties over the course of 2010, Fischer-Watt made a further repayment to Tournigan Energy of $130,000 on December 22, 2010. Subsequently, on December 24, 2010, Fischer-Watt entered in to an amended agreement with Tournigan Energy whereby Tournigan Energy acknowledged that the remaining amount to be repaid to it by Fischer-Watt would be $600,000 and that this amount will be paid by Fischer-Watt from 50% of the proceeds of future equity financings until the balance is retired.

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

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering 18,100 acres in Wyoming, South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties currently amount to approximately $127,000 if the Company chooses to hold all the current properties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name.

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

Cyclone Rim.

The largest exploration area in TUSA is in the Cyclone Rim covering 14,200 acres. The claims are located in the northwestern portion of the Great Divide Basin and are located in Township 26 North, Range 96 West and Township 25 North, Range 94 through 96 West. The property extends for 28 miles astride the “CR Trend” roll-front. The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll-front mineralization from the UT claims in the west and along the CR trend for a further 25 miles of favorable uranium geology. The east end of these claims is approximately 8 miles west of Rio Tinto’s Sweetwater uranium processing mill. That facility is presently on care and maintenance.

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

In 2007, TUSA drilled 49 vertical mud rotary holes, each being of 6” diameter, on the UT claims to follow up on reports of uranium mineralization located in the area in historic drilling by Rocky Mountain Energy. Holes were drilled on 400 ft. spacings and uranium mineralization was encountered in 15 of the holes. Additionally, TUSA drilled five core holes in order to twin holes containing the most significant mineralization. From the down-hole radiometric readings it appears that the mineralization is in at least two shallow roll-fronts within about 200 feet below the surface. This could make a deposit in this area amenable to ISR.

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

Note: The uranium grades are reported as % eU3O8 as determined by down-hole radiometric logging equipment. A number of the rotary holes that had the most significant intercepts were twinned with core holes, which were then sampled, analyzed and calibrated with the gamma log readings in order to increase the accuracy of the disequilibrium coefficient. This is a mathematical means of equating gamma log readings to actual % U3O8.

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

With this data Fischer-Watt’s independent geological consultant, W T Cohan & Associates, Inc., carried out an evaluation of the potential mineralized material that could be hosted within the Cyclone Rim property.

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

The Alkali Creek and Whiskey Peak claims, totaling about 1,200 acres, lie about 8 miles north of the UT claims and are adjacent to claims held by Energy Metals Corporation. A reclaimed ISR operation that was operated by Ogle Petroleum is in the immediate vicinity. The Alkali Creek claims encompass historic close-spaced drilling patterns of Teton Energy and Newmont Mining.

Fischer-Watt’s properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.

South Pass

The 36 claims and 2 leases covering about 800 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late  1960s by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll-front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These may be evaluated by Fischer-Watt for the possible application of ISR.

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petronomics developed two open pits. Deposits in the area are hosted in the Wind River Formations of Eocene age.

TUSA holds claims at the southern end of the Middle Shirley Basin Trend in an area of reported uranium mineralization. The MSB block of 21 claims cover an area of approximately400 acres. No exploration has been carried out by TUSA to date.

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

The Long claims consist of 33 claims covering 650 acres that encompass a 3 mile long by 1 mile wide mineralized trend that includes pre-existing claims controlled by Strathmore Minerals. These cover the historic Viking, Virginia C and Ridge Runner orebodies. The eastern portion of the Long claims surrounds the historic Long Mountain orebodies, some of which are also covered by Strathmore claims. The US Forest Service has prepared a Draft Environment Assessment covering certain lands in the Craven Canyon and Long Mountain area, which proposes a "Mineral Withdrawal" to protect regional cultural and other resources on National Forest lands. This proposed action would "withdraw" some of our TUSA claims from mineral exploration and future development.

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

Arizona

TUSA holds 31 federal lode claims on approximately 600 acres in Mohave County , northern Arizona, in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccia pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was later deposited in the breccia pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The deposits are relatively small horizontal tabular deposits, but are among the highest grade deposits in the United States.

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

Nevada
St. George
Utah
Kanab
Arizona
Lake Powell
I - 15
Virgin River
PC
SGB
RN
BUS
GCS
ULJ
Kaibab Reservation
Grand Canyon National Game Preserve
Colorado River
Navajo Reservation
Grand Canyon National Park
Havusupai Reservation
Colorado River
Hualapai Reservation
Lake Mead
Little Colorado River
0
10
20
miles
TUSA CLAIMS
LEGEND
Federal Claim Outline
N
W
E
S
DATE: 09-2010

The TUSA properties currently have no reserves and there is no assurance that the projects will advance from their present exploration stage.  All of the exploration on the properties to date has been carried out by Cowboy Explorations of Laramie, Wyoming, a qualified and experienced geological contractor with extensive local geological knowledge. Fischer-Watt’s independent consulting geologist on the Cyclone Rim properties is W.T.Cohan & Associates, Inc. of Grand Junction, Colorado. The properties have also been physically examined in the field by Fischer-Watt’s President, Mr. P. Bojtos P.Eng., who is a qualified geologist.

In addition, the Company continues to evaluate other projects for possible acquisition although not as vigorously as previously because of the acquisition of TUSA. The Company continues to concentrate its interest on projects in the western part of the United States – primarily in the search for gold, copper, zinc or uranium.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

              Purchases of Equity Securities.

The Company's common stock trades on the OTC Bulletin Board. The high and low closing quotations were obtained from the National Association of Securities Dealers, Inc. Trading and Market Services report. The quotations below reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual trades.

	HIGH	LOW

Year Ended January 31, 2011
Quarter ended April 30, 2010	$ 0.075	$ 0.041
Quarter ended July 31, 2010	0.064	0.015
Quarter ended October 31, 2010	0.06	0.032
Quarter ended January 31, 2011	0.06	0.0375

During the year ended January 31, 2011, the Company issued 2,859,820 shares of common stock at $0.06 per share in settlement of amounts due to two shareholders.  The Company completed a private placement in the amount of $226,000 by issuance of 3,766,667 shares of common stock at $0.06 per share. Each share included a warrant exercisable at $0.12 over two years.  There were 6,626,486 warrants outstanding at January 31, 2011.  These warrants expire on dates ranging from March 30, 2012 to May 11, 2012.

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

Changes in Securities

During the year NIL shares were issued for services rendered to the Company.

At the close of the fiscal year there were 661 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 26% of the outstanding stock, through various trusts.

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

For the fiscal year ended January 31, 2011, the Company reported a net loss of $528,771 compared to a net loss of $863,519 the previous year.

The Company incurred exploration costs during the year of $276,243 vs. $158,881 for the year ended January 31, 2010. The current expenditure reflects the increased work carried out on the uranium bearing mineral claims over the past year.

General and administrative expenses for the fiscal year ended January 31, 2011, amounted to $236,488 vs. $404,106 the previous year. General and administrative costs are closely monitored and the Company uses contract personnel whenever needed.

The Company also incurred interest expense of $19,001 to related parties vs. $16,093 to related parties for the year ended January 31, 2010.  This accrual was related to outstanding loans from a shareholder which at the year-end amounted to $160,000.

During the year ended January 31, 2010, the Company recorded an impairment charge of $309,500 in connection with the mineral interests acquired as part of the TUSA acquisition.

Liquidity and Financial Condition

The Company had free cash on hand at January 31, 2011, of $58,764 compared to $6,624 the previous year. The Company also holds restricted cash of $50,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Mineral claim maintenance fees are paid annually to secure the rights to mineral claims.  Amounts paid are considered a prepaid expense, and are amortized over the term of the claim.  During 2011 and 2010, TUSA paid $126,980 and $340,340, respectively, in federal mineral claim maintenance fees.  The balance included in prepaid and other current assets at January 31, 2011 and 2010 was $74,072 and $198,532, respectively.

Current liabilities amount to $1,564,776 vs $1,869,130 in the previous year. Current assets amount to $183,658, resulting in a working capital deficit of $1,381,118 at January 31, 2011. Current liabilities consist of accounts payable and accrued expenses of $391,428 vs $269,193 the previous year, notes payable and shareholder accruals of $573,348 vs $769,937 the previous year.

While the working capital deficit of $1,381,118 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $13,260. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced net losses of $3,030,415 and as a result of the increased working capital deficit in the current year, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

While it intends to continue with its uranium exploration, management also continues to search for an advanced-stage precious and/or base-metal mineral property with a view to developing it into a cash generating, profitable, producing mine. The chief area of interest is in the southwestern United States and several situations were evaluated over the past year. Management has looked at both high-grade underground projects as well as lower-grade open-pittable ones with a view to completing such a strategic acquisition.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

•

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of January 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage company), as of January 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ (deficit) and cash flows for the years then ended and the exploration stage period February 1, 2001 (inception) to January 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the financial statements, the January 31, 2010 financial statements have been restated to correct an error in the presentation of certain financial statement amounts.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fischer-Watt Gold Company, Inc., as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period February 1, 2001 (inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue producing operations and has working capital and stockholders deficits as of January 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

April 25, 2011

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

January 31, 2011 and 2010

	2011	2010
ASSETS

Current Assets:
Cash	$58,764	$6,624
Restricted deposits	50,000	354,400
Prepaid and other current assets	74,894	203,032

Total current assets	$183,658	$564,056

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$391,428	$269,193
Notes payable – shareholder	160,000	160,000
Accounts payable and accrued expenses – shareholders	413,348	609,937
Asset retirement obligation	-	52,000
Due to Tournigan Energy Ltd	600,000	778,000

Total current liabilities	1,564,776	1,869,130

Stockholders’ (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized,79,938,305 and 73,311,819 shares
issued and outstanding, respectively	79,937	73,311
Additional paid-in capital	17,466,593	17,020,492
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,587,283)	(3,058,512)

	(1,381,118)	(1,305,074)
	$183,658	$564,056

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

Years Ended January 31, 2011 and 2010 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2011

			February 1, 2001
			(Inception of
			Exploration Stage)
	2011	2010	to January 31, 2011

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	276,243	158,881	1,317,284
Impairment of mineral rights	-	309,500	309,500
Writedown of inventory to market value	-	-	125,000
General and administrative	236,488	404,106	3,684,932

	512,731	872,487	5,486,716

(Loss) from operations	(512,731)	(872,487)	(5,442,476)

Other income (expense)
Interest expense	(19,001)	(16,093)	(96,224)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	15,000	2,404,184
Interest income	2,961	10,061	37,166

	(16,040)	8,968	2,412,061

(Loss) before income taxes	(528,771)	(863,519)	(3,030,415)

Income taxes	-	-	(556,868)

Net income (loss)	$(528,771)	$(863,519)	$(3,587,283)

Per share information – basic and fully diluted:
Net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	78,696,276	73,039,257

See the accompanying notes to the  financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' (Deficit)

February 1, 2001 (Inception of Exploration Stage) to January 31, 2011

					Accumulated (Deficit)
						During
	Common Stock		Additional	Capital Stock	Before	Exploration
	Shares	Amount	Paid in Capital	Subscribed	Exploration	Stage	Total

Balance, January 31, 2001	44,398,384	$ 44,398	$ 14,476,921	$ 41,250	$(15,353,115)	$ -	$ (790,546)

Contribution to capital	-	-	263,263	-	-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)	-	-	-
Issuance of stock for services at $0.03 per share	1,000,000	1,000	24,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(634,552)	(634,552)

Balance, January 31, 2002	46,223,384	46,223	14,804,609	-	(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-	-	-	271,305
Issuance of stock options for services	-	-	75,500	-	-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000	-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750	-	-	12,750
Net (loss)	-	-	-	-	-	(586,422)	(586,422)

Balance, January 31, 2003	46,473,384	46,473	15,176,164	42,750	(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-	-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)	-	-	-
Discount on stock issued to affiliates	-	-	57,000	-	-	-	57,000
Stock subscriptions for cash at $0.02 to $0.14 per share	-	-	-	166,282	-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-	-	-	117,204
Net (loss)	-	-	-	-	-	(561,865)	(561,865)

Balance, January 31, 2004	50,642,384	50,642	15,505,699	179,032	(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560	-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)	-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-
Contribution to capital	-	-	25,000	-	-	-	25,000
Issuance of stock and subscription for services at $0.08 per share	20,000	20	1,580	70,000	-	-	71,600
Issuance of stock for cash at $0.07 per share	400,000	900	27,411	-	-	-	28,311
Stock subscriptions for cash at $0.05 to $0.10 per share	-	-	-	154,971	-	-	154,971
Net (loss)	-	-	-	-	-	(474,858)	(474,858)

Balance January 31, 2005	53,469,111	53,469	15,708,065	253,721	(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	(864,068)
Contribution to capital	-	-	50,500	-	-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)	-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765	-	-	-	25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-	-	-	250,000
Issuance of stock in settlement of debt at $0.05 per share	6,000,000	6,000	294,000	-	-	-	300,000
Net (loss)	-	-	-	-	-	(225,025)	(225,025)

Balance January 31, 2006	69,166,819	69,166	15,695,041	12,750	(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-	-	-	75,000
Issuance of stock in settlement of shareholder payable at $0.10 per share	400,000	400	39,600	-	-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-	-	-	38,500
Issuance of stock options for services	-	-	106,000				106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Net income	-	-	-	-	-	233,471	233,471

Balance January 31, 2007	70,516,819	70,516	15,969,191	12,750	(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of shareholder payable at $0.05 per share	250,000	250	12,250	-	-	-	12,500

Issuance of stock in settlement of note payable at $0.05 per share	750,000	750	36,750	-	-	-	37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-	-	-	24,500
Issuance of stock options for services	-	-	448,000	-	-	-	448,000
Exercise of stock options at 0.10 per share	1,000,000	1,000	99,000				100,000
Net income	-	-	-	-	-	369,837	369,837

Balance January 31, 2008	72,866,819	72,866	16,589,341	12,750	(15,353,115)	(1,879,414)	(557,572)

Contribution to capital	-	-	50,000	-	-	-	50,000
Net (loss)	-	-	-	-	-	(315,579)	(315,579)

Balance January 31, 2009	72,866,819	72,866	16,639,341	12,750	(15,353,115)	(2,194,993)	(823,151)

Issuance of stock for services	445,000	445	17,025	-	-	-	17,470
Contribution to capital	-	-	225,327	-	-	-	225,327
Stock compensation expense	-	-	138,799	-	-	-	138,799
Net (loss)	-	-	-	-	-	(863,519)	(863,519)

Balance January 31, 2010	73,311,819	73,311	17,020,492	12,750	(15,353,115)	(3,058,512)	(1,305,074)

Issuance of stock for cash at $0.06 per share	3,766,666	3,767	222,233	-	-	-	226,000
Issuance of stock in settlement of shareholder payable at $0.06	2,859,820	2,859	168,730	-	-	-	171,589
Stock compensation expense	-	-	7,138	-	-	-	7,138
Contribution to capital	-	-	48,000	-	-	-	48,000
Net (loss)	-	-	-	-	-	(528,771)	(528,771)

Balance, January 31, 2011	79,938,305	$ 79,937	$ 17,466,593	$ 12,750	$(15,353,115)	$ (3,587,283)	$ (1,381,118)

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended January 31, 2011 and 2010 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2011

			February 1, 2001
			(Inception of
			Exploration Stage)
	2011	2010	to January 31, 2011
Cash flows from operating activities:
Net (loss)	$(528,771)	$(863,519)	$(3,587,283)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interest	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral rights	-	309,500	309,500
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Issuance of common stock for services and other non-cash items	-	17,470	224,534
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock compensation	7,138	138,799	699,937
Stock option expense	-	-	-
Changes in assets and liabilities:
Inventory	-	-	50,000
Other current assets	128,138	(195,330)	(71,692)
Accounts payable	122,235	152,679	448,834
Asset retirement obligation	(52,000)	-	(52,000)
Accounts payable and accrued expenses - shareholders	(25,000)	-	530,856

Total adjustments	180,511	423,118	128,346

Net cash (used in) operating activities	(348,260)	(440,401)	(3,458,937)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	12,829	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Release of reclamation bonds	304,400	575,600	880,000

Net cash provided by investing activities	304,400	588,429	3,127,829

Cash flows from financing activities:
Repayment of amounts due to Tournigan Energy Inc.	(130,000)	(200,000)	(330,000)
Proceeds from issuance of common shares and stock	226,000	-	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	50,000	170,500
Repayment of note payable - shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by (used in) financing activities	96,000	(150,000)	369,486

Increase (decrease) in cash and cash equivalents	52,140	(1,972)	38,378

Cash and cash equivalents, beginning of period	6,624	8,596	20,387

Cash and cash equivalents, end of period	$58,764	$6,624	$58,765

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$187,500
Conversion of amounts due to shareholders to common stock	$171,589	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$116,000
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$50,000	$50,000
Contribution of amounts due to Tournigan Energy Ltd. to capital	$48,000	$225,327	$273,327

See the accompanying notes to the consolidated financial statements

FISCHER-WATT GOLD COMPANY, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2011 or 2010.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, restricted deposits, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Recently Adopted Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company adopted the following new accounting standards during the year ended January 31, 2011:

ASU 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended April 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2009-17 revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity.  TheASU was adopted during the period ended April 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU 2010-06 was issued in January 2010, and clarifies existing disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements.  The disclosure of activity within Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

ASU 2010-29 was issued in December 2010, and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2. Financial Condition, Liquidity, and Going Concern

At January 31, 2011, the Company had stockholders’ and working capital deficits of $1,381,118 and an accumulated deficit of $18,940,398.  In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3.  Correction of an Error

The January 31, 2010 statement of cash flows has been restated to correct the presentation of restricted cash.  These amounts were originally reported as an operating activity instead of an investing activity.

In addition, the excess of the purchase price over the fair value of net assets on the acquisition of Tournigan USA, Inc. (see Note 4) was orginally recorded as goodwill.  This amount should have been classified as mineral rights.

The above restatements did not have any effect on previously reported net income (loss) or earnings per share amounts.

Note 4.  Acquisition of Tournigan USA, Inc.

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc (TUSA), a wholly owned subsidiary of Tournigan Energy, Ltd. (Tournigan Energy). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company has granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy can elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

Peter Bojtos, President, CEO and Chairman of the Board of Fisher-Watt, declared his interest in this transaction as he is also a director of Tournigan Energy.

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination in accordance with ASC Topic 805 (formerly FAS No. 141R). A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 12,829
Accrued interests receivable	3,202
Restricted deposits	930,000
Accounts payable	(204)
Asset retirement obligation	(52,000)
Acquired net assets (100%)	893,827

Purchase Price:
Promissory note payable	$ 325,327
Due to Tournigan Energy, Ltd., net	878,000

Total	$1,203,327

Mineral rights	$ 309,500

The results of the operations of TUSA have been included in the results of operations of the Company for the period from February 28, 2009. Had the acquisition taken place on February 1, 2009, the results of operations for the year ended January 31, 2010 would have been:

Revenue	$ 6,346
Net loss	(808,957)
Net loss per share	(0.01)

Subsequent to the acquisition of TUSA, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizeable value.  Accordingly, the Company recorded an impairment charge of $309,500 for the year ended January 31, 2010.

Note 5.  Due to Tournigan Energy, Ltd.

In connection with the acquisition of TUSA, the Company issued to Tournigan Energy an interest-free promissory note in the amount of $325,327. The promissory note was due August 31, 2009. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs.

On August 21, 2009, Tournigan Energy extended the due date of the promissory note to December 15, 2009. Tournigan Energy also extended the repayment date of the first $530,000 of reclamation bonds to December 15, 2009, and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010.

On December 14, 2009, Tournigan Energy agreed to reduce the amount payable under the promissory note to $100,000. This amount was paid on December 15, 2009, and the promissory note was extinguished. In addition, the Company paid $100,000 as partial payment of the $530,000 installment of the reclamation bond due on that date.

On December 22, 2010, Fischer-Watt repaid Tournigan Energy a further $130,000.

At January 31, 2011, the balance due to Tournigan Energy was $600,000.  This amount will be repaid from one-half of the proceeds (net of issuance costs) of all equity share issues of Fischer-Watt until Tournigan Energy has been paid in full.

Note 6.  Prepaid and Other Current Assets

Mineral claim maintenance fees are paid annually to secure the rights to mineral claims.  Amounts paid are considered a prepaid expense, and are amortized over the term of the claim.

During 2011 and 2010, TUSA paid $126,980 and $340,340, respectively, in federal mineral claim maintenance fees.  The balance included in prepaid and other current assets at January 31, 2011 and 2010 was $74,072 and $198,532, respectively.

Note 7.  Notes Payable - Shareholder

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

Note 8.  Accounts Payable and Accrued Expenses - Shareholders

During the year ended January 31, 2011, the Company repaid $25,000 due to a shareholder. In addition, two shareholders converted $171,589 of amounts owed to them into 2,850,820 shares of common stock as part of a private placement.

Note 9.  Asset Retirement Obligation and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming.  The Company posts restricted deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

During 2008 and 2009, TUSA carried out the required reclamation work and reseeding of affected areas in Wyoming.  During the year ended January 31, 2010, the Wyoming Department of Environmental Quality (WDEQ) inspected the property and subsequently released $575,600 of restricted deposits.  Approximately $340,000 of this amount was used to pay annual mineral claim fees, $200,000 was paid to Tournigan Energy, and the balance was used for general corporate purposes.

During the year ended January 31, 2011, the remaining reclamation work was completed, and $304,400 of restricted deposits were released.  Approximately $127,000 of this amount was used to pay annual mineral claim fees, $130,000 was paid to Tournigan Energy, and $47,000 was used for general corporate purposes.

The balance of restricted deposits at January 31, 2011 was $50,000, which will be released upon future inspection by the Arizona BLM.

Note 10.  Stockholders' (Deficit)

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

During the year ended January 31, 2011, the Company issued 2,859,820 shares of common stock at $0.06 per share in settlement of amounts due to two shareholders.  The Company completed a private placement in the amount of $226,000 by issuance of 3,766,667 shares of common stock at $0.06 per share. Each share included a warrant exercisable at $0.12 over two years.  The Company granted options valued at $7,138 for investor relations services.  In addition, a related party contributed $48,000 to capital.

Note 11.  Common Stock Options and Warrants

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

No stock options were granted during the year ended January 31, 2009, nor were any stock options exercised.

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

During the year ended January 31, 2011, the Company granted stock options to purchase 600,000 shares of common stock at $0.05.  The fair value of these options was determined to be $7,138 based on the following assumptions:  stock price at date of grant of $0.04, expected life of 1.5 years, dividend yield of 0%, interest rate of 0.44% and volatility of 76%.

The following table summarizes the stock option activity:

	Stock Options	Weighted-average Price per share

Outstanding January 31, 2009	16,400,000	$0.28

Granted	3,750,000	$0.07
Exercised	--	--
Expired	(1,750,000)	$0.08

Outstanding January 31, 2010	18,400,000	$0.26

Granted	600,000	$0.05
Exercised	--	--
Expired	(4,000,000)	$0.30

Outstanding January 31, 2011	15,000,000	$0.24

The following table summarizes information about fixed-price stock options at January 31, 2011:

Price	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	600,000	1.0 yrs	$0.05	600,000	$0.05
$0.06	3,150,000	4.0 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	4.0 yrs	$0.08	500,000	$0.08
$0.10	2,650,000	0.5 yrs	$0.10	2,650,000	$0.10
$0.10	2,000,000	1.3 yrs	$0.10	2,000,000	$0.10
$0.30	100,000	4.0 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	1.9 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	4.9 yrs	$0.60	2,000,000	$0.60

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement.  The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiry date of the warrants.

Note 12.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and foreign operations were as follows:

January 31,	2011	2010

Domestic	$(528,771)	$(863,519)

Net income before taxes	$(528,771)	$(863,519)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
Increase in net deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $4.1 million at January 31, 2011, which expire through 2031. The principal difference between the net loss reported for income tax purposes and the net loss reported for financial reporting purposes relates to stock based compensation expense.

The Company has a deferred tax asset of approximately $1.4 million resulting from the net operating loss carry forwards.  At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $1.4 million for the year ended January 31, 2011.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

Note 13.  Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date for possible disclosure or recognition in the consolidated financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

The Company retains StarkSchenkein, LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year.

Item 9A(T).  Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Peter Bojtos	62	Director
		Chairman, President & CEO

James M. Seed	70	Director

Gerald D. Helgeson	77	Director
		Secretary

William Rapaglia	64	Director

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

Following a 15 year career at Kerr Addison Mines, Limited, where he was latterly Vice-President – Corporate Development, Mr. Bojtos in 1992 became President and Chief Executive Officer of Consolidated Nevada Goldfields Corporation. From August 1993 until 1995, Mr. Bojtos was President and Chief Executive Officer of Greenstone Resources Ltd.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the name~~d~~ executive officers of the Company for each of the two fiscal years ended January 31, 2010 and 2011 that was paid by the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Peter Bojtos	2011	$95,004	NIL	NIL	NIL	NIL
President and Chief Executive Officer	2010	95,004	NIL	NIL	$36,292	NIL

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2011.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Peter Bojtos	500,000	0.10	7/27/2011
	300,000 500,000 500,000	0.10 0.06 0.08	5/22/2012 1/21/2015 1/21/2015

The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	All Other Compensation
Peter Bojtos	NIL	NIL	NIL	NIL
James M. Seed	NIL	NIL	NIL	NIL
Gerald D. Helgeson	NIL	NIL	NIL	NIL
William Rapaglia	NIL	NIL	NIL	NIL

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at April 25, 2011:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Cede & Co. P.O. Box 222 New York, NY 10274	42,147,610 Shares Owned indirectly (1)	52.7%

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	10,446,567 shares Owned directly and indirectly (2)	12.5% (3)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	28,266,600 shares Owned directly and indirectly (4)	32.2% (5)

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

(3)

Percentage calculated on the basis of 83,417,455 shares of the Company's common stock issued and outstanding which includes: (i) 79,938,305 shares of common stock issued and outstanding as of April xx, 2011; (ii) 1,800,000 stock options issued which are immediately exercisable for shares of Common Stock; and (iii) 1,679,150 warrants issued which are immediately exercisable for shares of Common Stock.

(4)

Includes 20,516,600 shares beneficially owned directly and through various related companies and trusts, 1,300,000 shares underlying outstanding stock options which are exercisable within 60 days, 6,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed that are immediately exercisable for shares of Common Stock, and 450,000 shares underlying outstanding warrants which are exercisable within 60 days.

(5)

Percentage calculated on the basis of 87,688,305shares of the Company’s common stock issued and outstanding which includes: (i) 79,938,305 shares of common stock issued and outstanding as of April xx, 2011; (ii) 1,300,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; (iii) 6,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock and (iv) 450,000 warrants issued which are immediately exercisable for shares of Common Stock.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of April xx, 2011:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	10,446,567 shares Owned directly and indirectly (1)	12.5% (2)

Common Stock	James M. Seed 50 South Main Street Providence, RI 02903	28,266,600 shares Owned directly and indirectly (3)	32.2% (4)

Common Stock	Gerald D. Helgeson 3770 Poppy Lane Fallbrook, CA 92028	1, 700,000 shares Owned indirectly(5)	2.1%(6)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	2,305,400 shares Owned directly(7)	2. 8%(8)

Common Stock	All Officers and Directors of the Company as a Group (4 persons)	42,718,567	45.4%(9)

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

(6)

Percentage calculated on the basis of 81,238,305 shares of the Company’s common stock issued and outstanding which includes: (i) 79,938,305 shares of common stock issued and outstanding as of April 25, 2011, and (ii) 1,300,000 options issued which are immediately exercisable for shares of common stock.

(7)

Includes 755,400 shares beneficially owned, 1,300,000 shares underlying outstanding stock options that are exercisable within 60 days and 250,000 shares underlying outstanding warrants which are exercisable within 60 days.

(8)

Percentage calculated on the basis of 81,488,305 shares of the Company's common stock issued and outstanding which includes: (i) 79,938,305 shares of common stock issued and outstanding as of April 25, 2011; (ii) 1,300,000 stock options issued which are immediately exercisable for shares of Common Stock; and (iii) 250,000 warrants issued which are immediately exercisable for shares of Common Stock

(9)

Percentage calculated on the basis of 94,017,455 shares of the Company’s common stock issued and outstanding which includes: (i) 79,938,305 shares of common stock issued and outstanding as of May 14, 2010; (ii) 11,700,000 options issued which are immediately exercisable for shares of Common Stock; and (iii) 2,379,150 warrants issued which are immediately exercisable for shares of Common Stock.

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

Due to severe cash shortages in recent years, executives of the Company had been deferring the payment of their fees and expenses and had loaned money to the Company.  Mr. Peter Bojtos, Chairman, President and CEO, is owed $538,168 as of Jan 31, 2011 for fees, loans and accrued interest and expenses. The loans, totaling $160,000 in the form of Demand Loans, accrue interest at a rate of 10% per annum compounded annually.

Item 14.  Principal Accounting Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of StarkSchenkein, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. The Board of Directors approved all of the services provided and fees charged by StarkSchenkein, LLP in fiscal years ended January 31, 2011 and 2010.

Audit Fees

The aggregate fees billed by StarkSchenkein, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the past two years were $36,000 and $22,750 respectively, net of expenses.  The aggregate fees billed by StarkSchenkein, LLP for audit-related fees for the past two years were $0 and $20,000, respectively.

Audit-Related Fees

There were no other fees billed by StarkSchenkein, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by StarkSchenkein, LLP during the last two fiscal years for professional services rendered for tax compliance were $7,300 and $5,000, respectively.

All Other Fees

There were no other fees billed by StarkSchenkein, LLP during the last two fiscal years for products and services provided.

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
10.10 10.11* 31

Agreement dated December 14, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010

Agreement dated December 23, 2010, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd.

Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	April 25, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
President, Chief Executive Officer,
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 25, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	April 25, 2011	By:	/s/ Gerald D. Helgeson
Gerald D. Helgeson
Director, Secretary

Date:	April 25, 2011	By:	/s/ James M. Seed
James M. Seed
Director

Date:	April 25, 2011	By:	/s/ William Rapaglia
William Rapaglia
Director