Form 10-Q
period 2011-04-30
FISCHER WATT GOLD CO INC
filed 2011-06-10
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2011

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

    Yes  ☐    No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

June 10, 2011.

Common Stock, par value $.001	80,738,305

Title of Class	Number of Shares

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2011	January 31, 2011
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$37,454	$58,764
Restricted deposits	50,000	50,000
Prepaid and other current assets	43,149	74,894

Total current assets	$130,603	$183,658

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$428,596	$391,428
Note payable - shareholders	160,000	160,000
Accounts payable and accrued expenses - shareholders	413,348	413,348
Due to Tournigan Energy Ltd	600,000	600,000

Total current liabilities	1,601,944	1,564,776

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized,79,938,305 shares issued
and outstanding	79,937	79,937
Additional paid-in capital	17,466,593	17,466,593
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,677,506)	(3,587,283)

	(1,471,341)	(1,381,118)
	$130,603	$183,658

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			February 1, 2001
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	April 30, 2011	April 30, 2010	to April 30, 2011

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	31,745	103,046	1,349,029
Writedown of goodwill			309,500
Writedown of inventory to market value	-	-	125,000
General and administrative	54,091	53,150	3,739,023

	85,836	156,196	5,572,552

(Loss) from operations	(85,836)	(156,196)	(5,528,312)

Other income (expense)
Interest expense	(4,926)	(4,463)	(101,150)
Relief of payables and other indebtedness	-	-	66,935
Other income	504	-	2,404,688
Interest income	35	1,089	37,201

	(4,387)	(3,374)	2,407,674

(Loss) before income taxes	(90,223)	(159,570)	(3,120,638)

Income taxes	-	-	(556,868)

Net (loss)	$(90,223)	$(159,570)	$(3,677,506)

Per share information - basic and fully diluted

Net (loss) per share
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	79,938,305	73,517,768

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			February 1, 2001
	Three months ended		(Inception of
	April 30,	April 30,	Exploration Stage)
	2011	2010	to April 30, 2011
Cash flows from operating activities:
Net (loss)	$(90,223)	$(159,570)	$(3,677,506)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interest	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral rights	-	-	309,500
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Issuance of common stock for services and other non-cash items	-	-	224,534
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock compensation	-	-	699,937
Stock option expense	-	-	-
Changes in assets and liabilities:
Inventory	-	-	50,000
Other current assets	31,745	85,085	(39,947)
Accounts payable	37,168	37,538	486,001
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	-	(25,000)	530,856

Total adjustments	68,913	97,623	197,258

Net cash (used in) operating activities	(21,310)	(61,947)	(3,480,248)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Release of reclamation bonds	-	(697)	880,000

Net cash provided by investing activities	-	(697)	3,127,829

Cash flows from financing activities:
Repayment of amounts due to Tournigan Energy Inc.	-	-	(330,000)
Proceeds from issuance of common shares and stock subscriptions	-	186,000	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholders	-	-	170,500
Repayment of note payable - shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	-	186,000	369,486

Increase (decrease) in cash and cash equivalents	(21,310)	123,356	17,067

Cash and cash equivalents, beginning of period	58,764	6,624	20,387

Cash and cash equivalents, end of period	$37,454	$129,980	$37,454

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$187,500
Conversion of amounts due to shareholders to common stock	$-	$-	$202,500
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$116,000
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$50,000	$50,000
Contribution of amounts due to Tournigan Energy Ltd. to capital	$-	$-	$225,327

See the accompanying notes to the consolidated financial statements

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(UNAUDITED)

(1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2010 Form 10-K, and are supplemented throughout the notes to condensed consolidated financial statements in this report.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2010 Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)

Mineral Properties

On February 27, 2009, the Company completed the purchase of Tournigan USA, Inc. which was formerly a wholly owned subsidiary of Tournigan Energy Ltd. The prime asset in Tournigan USA, Inc. is its portfolio of mineral claims and leases currently covering in excess of 18,000 acres in Wyoming, South Dakota and Arizona that cover some of the most prospective uranium-bearing geology in the United States. Under terms of the agreement, Tournigan Energy Ltd retains a 30% carried interest in respect of each property in Tournigan USA, Inc up to the completion of a feasibility study for any project encompassing any such property. Upon completion of a feasibility study, the 30% carried interest will convert into a 30% working interest in the Project or Tournigan Energy Ltd will have the option to dilute down to a 5% net profits interest.

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of April 30, 2011, the deposit for reclamation bonds has been reduced to $50,000.

Both the promissory note to Tournigan Energy Ltd and the release of the reclamation bonds were unsecured, non-interest-bearing and were due August 31, 2009.  The due date of the promissory note was extended to December 15, 2009. In a further agreement dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Fischer-Watt and the promissory note was extinguished.

Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $400,000, less the cost of reclamation work,to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. The $100,000 payment was made to Tournigan Energy as scheduled.

On December 22, 2010, Fischer-Watt repaid Tournigan Energy a further $130,000.

At April 30, 2011, after completion of reclamation, the balance due to Tournigan Energy was $600,000.  This amount will be repaid from one-half of the proceeds (net of issuance costs) of all equity share issues of Fischer-Watt until Tournigan Energy has been paid in full.

This transaction has been approved by the TSX-V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy.

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination in accordance with SFAS No. 141R (ASC Topic 805). A summary of the transaction is presented below:

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

(4)

Going Concern Consideration

The Company has incurred operating losses of $19,030,621 since inception and had a stockholders’ deficit and working capital deficit of $1,471,341 at April 30, 2011 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(5)

Correction of an Error

The April 30, 2010 statement of cash flows has been restated to correct the presentation of restricted cash.  These amounts were originally reported as an operating activity instead of an investing activity.

The above restatement did not have any effect on previously reported net income (loss) or earnings per share amounts.

(6)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the three month period ending April 30, 2011.

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

ASU No. 2010-13 clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  The Company adopted this ASU effective January 1, 2011.  The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

ASU 2010-29, “Business Combinations,” requires a public entity that prepares comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

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

The balance of restricted deposits at April 30, 2011 was $50,000, which will be released upon future inspection by the Arizona BLM.

(9)

Stockholders’ (Deficit)

In the quarter ending April 30, 2011, there were no changes in share capital outstanding. During the year ended January 31, 2011, the Company issued 2,859,820 shares of common stock at $0.06 per share in settlement of amounts due to two shareholders.  The Company completed a private placement in the amount of $226,000 by issuance of 3,766,667 shares of common stock at $0.06 per share. Each share included a warrant exercisable at $0.12 over two years.  The Company granted options valued at $7,138 for investor relations services.  In addition, a related party contributed $48,000 to capital.

(10)

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

No stock options were granted during the three month period ended April 30, 2011, nor were any stock options exercised.

The following table summarizes information about fixed-price stock options at April 30, 2011:

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

On April 30, 2011, the Company had the following outstanding warrants:

Exercise Price	Number Of Shares	Remaining Contractual Life	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.12	6,626,486	1.0 yrs	$795,178	$0.12	-

(11)

Subsequent Event

On May 20, 2011, the board approved a grant of 800,000 shares to two individuals for services rendered.  The aggregate value of the stock on the date of issuance was $32,000.   Also, the board approved the granting of 500,000 stock options to each of the four directors issued at an exercise price of $.05 cents per share.  The options expire five years from the date of issuance.

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

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering approximately 18,100 acres in Wyoming., South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. During the first half of 2010 we carried out a review of our claim holdings and determined that 1,538 claims, totaling approximately 30,000 acres could be relingquished without forfeiting our core exploration areas. This amounted to a savings of about $223,000 in annual holding fees with the reduced federal claim maintenance fee for the coming year of $127,000 being paid for the claims on September 1, 2010. All the claims and leases are 100% controlled in TUSA, and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties.  The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name.

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

With this data Fischer-Watt's independent geological consulant, W T Cohan & Associates, Inc. carried out an evaluation of the potential mineralized material that could be hosted within the Cyclone Rim property.

W T Cohan in their report noted that a significant portion of the extensive roll-front trend in this area of Wyoming extended over about 109 miles in a range of 6 to 26 miles east of Fischer-Watt's property. To date there are three drilled out uranium deposits and one open pit mine in this portion of the roll-front. These deposits and historic mine production account for 29.8 million poounds of U3O8.

U3O8 MINERALIZATION & PRODUCTION  ALONG THE ROLL FRONT EAST OF FISCHER-WATT'S CYCLONE RIM

Mineralization

Property

            MM Lbs U3O8

Comments

Lost Creek (Ur-Energy Inc.)

10.9

Lost Soldier (Ur-energy Inc.)

14.0

JAB (Energy Metals Corp)

  3.6

Sweetwater Mine (Rio Tinto)

  1.3

historic production

Note: Fischer-Watt does not own nor control any of these deposits.

W. T. Cohan reported that this section of the roll-front therefore hosted 272,500 pounds of U3O8 per mile of the trend. On this basis Fischer-Watt's property has the potential to host mineralization in the order of 7.75 million pounds of U3O8. However, W T Cohan points out that a large portion of the roll-front trend remains unexplored and as such "this potential is very likely too conservative". By determining the yield factor for the length of roll-fronts at the published project sites W T Cohan arrives at an average yield of uranium mineralization at known  deposits of 2.32 million pounds of U3O8 per mile over 12.4 miles of roll-front found in the above listed projects.

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

South Pass

The 36 claims and 2 leases covering  800 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late sixties by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These will be evaluated by Fischer-Watt for the possible application of ISR.

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

The Company has cash on hand at April 30, 2011 of  $ 37,454 plus restricted cash of  $ 50,000 which is a reclamation bond.  The Company's working capital deficit position of $1,471,341 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at April  30, 2011 amounted to $1,601,944 of which $ 985,194  is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended April 30, 2011 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at  April 30, 2011 and compares that condition to our financial condition at year-end January 31, 2011. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K/A for the year ended January 31, 2011.

Plan of Operations

The Company’s plan of operation for the coming months is to complete the review of data acquired in the Tournigan USA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona in 2011. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the quarter ended April 30, 2011, the Company incurred general maintenance and exploration expenses of  $31,745 pertaining to the uranium properties acquired in Tournigan USA.  Normal operating expenses for the next 12 months are estimated at $350,000, regarding the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors.

Liquidity and Capital Resources

As of April 30, 2011, the Company had cash on hand of $ 37,454 and current trade liabilities of  $16,750 and $ 985,194 in total owed to related parties with no specific terms of repayment. The cash on hand does not include restricted cash in Tournigan USA, of $ 50,000 which reflects a reclamation bond that must be repaid to Tournigan Energy, under the terms of the Purchase of Tournigan USA by the Company.  Current accrued expenses amounted to $411,845, which are due to related parties. The working capital deficit at  April 30, 2011 was $ 1,471,341 compared to $1,381,118 at January 31, 2011. This represents a further increase in the working capital deficit of $ 90,223 for the three months ended   April 30, 2011.

The Company did not issue any shares in the quarter ending April 30, 2011 nor did it undertake any private placement financings in the quarter.

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

Results of Operations

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010.

The Company had a net loss of $ 90,223 for the three months ended April 30, 2011 compared to a net loss of $159,570 for the three months ended April 30, 2010.  During the current  three month period, the Company has incurred general exploration expenses of  $31,745  compared to $103,046 for the three months ended April 30, 2010.  Less work has been undertaken in the current quarter as the Company focuses on the claims that are a priority. The Company realizes it will require additional financing in order to accelerate its exploration activities.

General and administrative expenses for the three month period ending April 30, 2011 amounted to $54,091 compared to $53,150 in the three month period ending  April 30, 2010.

The Company  acquired 100% of the common shares of Tournigan USA on February 27, 2009. Tournigan USA currently contains a portfolio of uranium–bearing mineral claims and leases on over  18,000 acres in Wyoming, South Dakota and Arizona. The Company continues to assess the material pertaining to the various properties and intends to prioritize the claims going forward with the idea of selling or cancelling claims that are not deemed to be a priority. It has paid all annual claim maintenance fees to the USA Bureau of Land Management for the year.

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

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2011, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $ 19,030,621 at  April 30, 2011. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of gold, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity, or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. The Company does not have sufficient capital to carry out an extensive exploration program without additional capital. The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	June 10, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer