Form 10-Q
period 2011-07-31
FISCHER WATT GOLD CO INC
filed 2011-09-14
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July  31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

September 13, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	July 31, 2011	January 31, 2011
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$4,064	$58,764
Restricted deposits	50,000	50,000
Prepaid and other current assets	11,404	74,894

Total current assets	$65,468	$183,658

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$445,414	$391,428
Note payable - shareholders	160,000	160,000
Accounts payable and accrued expenses - shareholders	413,348	413,348
Due to Tournigan Energy Ltd.	-	600,000

Total current liabilities	1,018,762	1,564,776

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 80,738,305 and 79,938,305 shares
issued and outstanding, respectively	80,737	79,937
Additional paid-in capital	18,174,534	17,466,593
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(3,868,200)	(3,587,283)

	(953,294)	(1,381,118)

	$65,468	$183,658

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					February 1, 2001
	Three Months Ended		Six Months Ended		(Inception of
	July 31,	July 31,	July 31,	July 31,	Exploration Stage)
	2011	2010	2011	2010	to July 31, 2011

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	31,745	125,686	63,490	228,732	1,380,774
Writedown of goodwill			-	-	309,500
Writedown of inventory to market value	-	-	-	-	125,000
General and administrative	154,027	56,699	208,118	109,851	3,893,050

	185,772	182,385	271,608	338,583	5,758,324

(Loss) from operations	(185,772)	(182,385)	(271,608)	(338,583)	(5,714,084)

Other income (expense)
Interest expense	(4,927)	(4,726)	(9,853)	(9,189)	(106,077)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	504	-	2,404,688
Interest income	4	455	39	1,544	37,205

	(4,923)	(4,271)	(9,309)	(7,645)	2,402,752

Income (loss) before income taxes	(190,695)	(186,656)	(280,917)	(346,228)	(3,311,332)

Income taxes	-	-	-	-	(556,868)

Net income (loss)	$(190,695)	$(186,656)	$(280,917)	$(346,228)	$(3,868,200)

Per share information – basic and fully diluted

Net income (loss) per share
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	80,571,272	79,765,117	80,571,272	77,433,661

See the accompanying notes to the consolidated financial statements

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

				February 1, 2001
		Six Months Ended		(Inception of
		July 31,	July 31,	Exploration Stage)
		2011	2010	to July 31, 2011

Cash flows from operating activities:
Net loss		$(280,917)	$(346,228)	$(3,868,200)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities
Income from sale of mineral interest		-	-	(2,235,000)
Writedown of inventory to market value		-	-	125,000
Impairment of mineral rights		-	-	309,500
Gain on relief of payables and other indebtedness		-	-	(66,935)
Depreciation		-	-	7,062
Issuance of common stock for services and other non-cash items		32,000	-	256,534
Stock subscriptions related to services provided		-	-	82,750
Stock options issued for services		-	-	75,500
Stock compensation		-	7,138	699,937
Stock option expense		76,741	-	76,741
Changes in assets and liabilities:				-
Inventory		-	-	50,000
Other current assets		63,490	169,348	(8,202)
Accounts payable		53,986	42,309	502,819
Asset retirement obligation		-	-	(52,000)
Accounts payable and accrued expenses - shareholders		-	(25,000)	530,856

Total adjustments		226,217	193,795	354,562

Net cash (used in) operating activities		(54,700)	(152,433)	(3,513,638)

Cash flows from investing activities:
Cash received in Tournigan acquisition		-	-	12,829
Proceeds from sale of mineral interest		-	-	2,235,000
Release of reclamation bonds		-	-	880,000

Net cash provided by investing activities		-	-	3,127,829

Cash flows from financing activities:
Repayment of amounts due to Tournigan Energy Inc		-	-	(330,000)
Proceeds from issuance of common shares and stock subscriptions		-	226,000	806,486
Proceeds from exercise of options		-	-	35,000
Proceeds from notes payable - shareholder		-	-	170,500
Repayment of note payable -shareholder		-	-	(1,001,568)
Capital contribution by shareholder		-	-	689,068

Net cash provided by (used in) financing activities		-	226,000	369,486

Increase (decrease) in cash and cash equivalents		(54,700)	73,567	(16,323)

Cash and cash equivalents, beginning of period		58,764	6,624	20,387

Cash and cash equivalents, end of period		$4,064	80,191	4,064

Supplemental cash flow information:
Cash paid for interest		$-	$-	$-
Cash paid for income taxes	$		$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable		$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock		$-	$-	$187,500
Conversion of amounts due to shareholders to common stock		$-	$171,589	$374,089
Conversion of amounts due to shareholders upon exercise of
stock warrants		-	-	116,000
Common shares issued for stock subscriptions		$-	$9,000	$433,813
Conversion of amounts due to affiliate to stock subscription		$-	$-	$131,282
Purchase of inventory via direct payment by shareholder		$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder		$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd. to capital		$600,000	$-	$873,327

See the accompanying notes to the consolidated financial statements

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011

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

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2011 Form 10-K, and are supplemented throughout the notes to condensed consolidated financial statements in this report.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2011 Form 10-K.

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

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of July 31, 2011, the deposit for reclamation bonds has been reduced to $50,000.

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

Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $400,000, less the cost of reclamation work was to be paid from one half of subsequent equity share issues of Fischer-Watt until paid in full. The $100,000 payment was made to Tournigan Energy as scheduled.

On December 22, 2010, Fischer-Watt repaid Tournigan Energy a further $130,000.

At April 30, 2011, after completion of reclamation, the balance due to Tournigan Energy was $600,000.  This amount was to be repaid from one-half of the proceeds (net of issuance costs) of all equity share issues of Fischer-Watt until Tournigan Energy has been paid in full.

On July 13, 2011, the Company renegotiated its debt and property interests with Tournigan Energy concerning its uranium properties in the western United States. Tournigan Energy has agreed to defer receipt of its debt and property interests by converting these Company liabilities to a two percent (2%) net smelter return (“NSR”) royalty interest on uranium properties within the Company’s current areas of work.

Under the terms of its existing agreement with Tournigan Energy, the Company had the following obligations:

a)  $600,000 remained owing to Tournigan Energy, payable from fifty percent (50%) of the proceeds of future equity financings;

b)  Tournigan Energy retained a 30% carried interest on the Company’s uranium properties in Wyoming, South Dakota and Arizona through to feasibility on any project on these properties;

c)  After completion of feasibility on a project, Tournigan Energy could elect to convert its interest to a 30% contributory working interest in the project, or its interest would be diluted to a five percent (5%) net profits interest.

Under the renegotiated terms, Tournigan Energy will:

a)  Forgive the $600,000 payable by the Company;

b)  Convert its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

c)  The Company is entitled to buy back up to one-half of this royalty for $3,000,000 at any time up to July 13, 2016, and thereby reduce the remaining royalty to a one percent (1%) NSR royalty capped at $5,000,000;

d)  The NSR royalty will apply to any uranium production by the Company in the Wyoming counties of Carbon, Fremont, Sublette and Sweetwater, and the South Dakota county of Fall River. These are all areas where the Company currently holds uranium property interests.

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

Subsequent to the acquisition of TUSA, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value.  Accordingly, the Company recorded an impairment charge of $309,500 for the year ended January 31, 2010.

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

(4)

Going Concern Consideration

The Company has incurred operating losses of $19,221,315 since inception and had a stockholders’ deficit and working capital deficit of  $953,294 at   July 31, 2011 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(6)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the  six month period ending July 31, 2011.

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

The balance of restricted deposits at July 31, 2011 was $50,000, which will be released upon future inspection by the Arizona BLM.

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

During the quarter ending July 31, 2011, the Company issued a total of 800,000 in shares to two individuals who had previously donated their time to the Company.  750,000 shares at $.04 per share were granted and expensed as consulting expense and an additional 50,000 shares at $.04 were granted to a related party and expensed as website expense.  A related party forgave notes payable in the amount of $600,000.  This amount was recorded as a contribution to capital.

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

During the quarter ending July 31, 2011, the Company issued stock options of 2,000,000 each to the four directors. The options were priced at $0.05 per share and expire 5 years from the date of issuance. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model.  The fair value of these options was determined to be $76,741 based on the following assumptions:  expected life of options of 5 years, expected volatility of 186%, risk-free interest rate of 1.6% and no dividend yield.

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2011	15,000,000	$0.24	2.6 yrs	$3,554,000
Issued	2,000,000	$0.05	4.8 yrs	100,000
Exercised	-	-	-	-
Expired/Cancelled	(2,650,000)	$0.10	-	(265,000)
Outstanding at July 31, 2011	14,350,000	$0.24	2.7 yrs	$3,389,000
Exercisable at July 31, 2011	14,350,000	$0.24	2.7 yrs	$3,389,000

The following table summarizes information about fixed-price stock options at July 31, 2011:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	600,000	1.0 yrs	$0.05	600,000	$0.05
$0.05	2,000,000	5.0 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	4.0 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	4.0 yrs	$0.08	500,000	$0.08

$0.10	2,000,000	1.3 yrs	$0.10	2,000,000	$0.10
$0.30	100,000	4.0 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	1.9 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	4.9 yrs	$0.60	2,000,000	$0.60

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement.  The warrants are exercisable for a period of two years for $0.12 per share.  However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiry date of the warrants.

On July 31, 2011, the Company had the following outstanding warrants:

Exercise Price	Number Of Shares	Remaining Contractual Life	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.12	6,626,486	1.0 yrs	$795,178	$0.12	-

(11)  Subsequent Events

The Company received $150,000 in loan proceeds from a shareholder to pay the $127,000 in BLM annual maintenance fees as well as to fund operating expenses.  The payment of $127,000 was made to the BLM prior to its due date of September 1, 2011.  The loan will bear interest at the rate of 10% per annum and will be repaid from the first use of any available cash that becomes available to the Company.

6

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

MINERAL PROPERTIES

The following is a description of the Company's mineral properties:

Uranium Properties Acquisition

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc (TUSA), a wholly owned subsidiary of Tournigan Energy, Ltd. (Tournigan Energy). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy could elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

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

On July 13, 2011, the Company renegotiated its debt and property interests with Tournigan Energy concerning its uranium properties in the western United States. TVC has agreed to defer receipt of its debt and property interests by converting these Company liabilities to a two percent (2%) net smelter return (“NSR”) royalty interest on uranium properties within the Company’s current areas of work.

Under the terms of its existing agreement with Tournigan Energy, the Company had the following obligations:

a) $600,000 remained owing to Tournigan Energy, payable from fifty percent (50%) of the proceeds of future equity financings;

b) Tournigan Energy retained a 30% carried interest on the Company’s uranium properties in Wyoming, South Dakota and Arizona through to feasibility on any project on these properties;

c) After completion of feasibility on a project, Tournigan Energy could elect to convert its interest to a 30% contributory working interest in the project, or its interest would be diluted to a five percent (5%) net profits interest.

Under the renegotiated terms on July 13, 2011, Tournigan Energy will:

a) Forgive the $600,000 payable by the Company;

b) Convert its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

c) The Company is entitled to buy back up to one-half of this royalty for $3,000,000 at any time up to July 13, 2016, and thereby reduce the remaining royalty to a one percent (1%) NSR royalty capped at $5,000,000;

d) The NSR royalty will apply to any uranium production by the Company in the Wyoming counties of Carbon, Fremont, Sublette and Sweetwater, and the South Dakota county of Fall River. These are all areas where the Company currently holds uranium property interests.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in these transactions since he is also a director of Tournigan Energy. He abstained from voting on all matters in connection with these transactions.

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering approximately 18,100 acres in Wyoming., South Dakota and Arizona, along with three (3) State leases covering 879 acres in Wyoming. During the first half of 2010 we carried out a review of our claim holdings and determined that 1,538 claims, totaling approximately 30,000 acres could be relinquished without forfeiting our core exploration areas. This amounted to a savings of about $223,000 in annual holding fees with the reduced federal claim maintenance fee for the coming year of $127,000 being paid for the claims on September 1, 2010. All the claims and leases are 100% controlled in TUSA, and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties.  The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name. On September 1, 2011 all 907 BLM claims were renewed for a further year. The three (3) State leases are renewed on their respective renewal dates throughout the year.

Wyoming

The Wyoming properties consist of 825 federal claims covering 16,500 acres and three (3) State leases covering 879 acres distributed in five areas of prospective uranium bearing geology. Some of the properties are close to former producing uranium mines or in-situ recovery (“ISR”) operations. These areas are Cyclone Rim in Sweetwater County; South Pass in Sublette and Fremont Counties; Alkali Creek and Whiskey Peak in Fremont County; and Shirley Basin in Carbon and Natrona Counties.

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

The Company has cash on hand at July 31, 2011 of $4,064 plus restricted cash of $ 50,000 which is a reclamation bond.  The Company's working capital deficit position of $953,294 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at July  31, 2011 amounted to $1,018,762 of which $1,017,037 is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended July 31, 2011 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at July 31, 2011 and compares that condition to our financial condition at year-end January 31, 2011. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K/A for the year ended January 31, 2011.

Plan of Operations

The Company’s plan of operation for the coming months is to complete the review of data acquired in the Tournigan USA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona in 2011. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the six months ended  July 31 , 2011, the Company incurred general maintenance and exploration expenses of  $63,490 compared to $228,732 in the six months ending July 31, 2010, pertaining to the uranium properties acquired in Tournigan USA.  Normal operating expenses for the next 12 months are estimated at $250,000, regarding the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors. General and administrative costs for the six months ending July 31, 2011 amounted to $208,118 vs. $109,851 for the six months ending July 31, 2010.  This increase was mainly the result of stock grants to outside consultants of $30,000 in lieu of donated time as well as stock compensation expense of $76,741 for options granted.

Liquidity and Capital Resources

As of July 31, 2011, the Company had cash on hand of $ $4,064 and restricted cash on hand of $50,000.  Current trade liabilities amounted to only $1,725 as accrued expenses of  $443,689 are owed to a related party of the Company. Notes payable of $160,000 and amounts due to shareholders of $413,348 are unsecured and have no specific terms of repayment.

The restricted cash on hand of $50,000 reflects a reclamation bond now owned by the Company.  There is no set date for the return of these funds to the Company.. The working capital deficit at July 31, 2011 was $953,294 compared to $1,381,118 at January 31, 2011. The working capital deficit was reduced by $600,000 as a result of an agreement for foregiveness of debt as detailed in this report.

The Company issued 800,000 shares of common stock in the quarter ending July 31,  2011 at $0.04 per share in lieu of donated time to the Company.  No other shares have been issued in the six months ending July 31, 2011.

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

Results of Operations

Six Months Ended July 31 , 2011 Compared to  Six Months Ended July  31, 2010.

The Company had a net loss of $280,917 for the six months ended  July 31 , 2011 compared to a net loss of $346,228 for the six months ended  July 31, 2010. Exploration activity is down to $63,490 compared to $228,732 the previous year due to a decrease in exploration expense while general and administrative costs are up to $208,118 compared to $109,851 at July 31, 2010 due to stock and option grants.

In the three months ending July 31, 2011, the Company incurred a loss of $190,695 vs a loss of $186,656 at July 31, 2010.  General exploration activity was reduced in the 3 month period ending July 31, 2011 as the Company focused on evaluation and prioritization of its claims.  General and administrative costs are up to $154,027 compared to $56,699 at July 31, 2010 due to stock and option grants.

The Company realizes it will require additional financing in order to accelerate its exploration activities and while there is no assurance such financing can be obtained, it will continue to seek out such financing from shareholders, associates and other potential investors..

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

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2011, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $19,221,315 at July 31 , 2011. These conditions raise doubt about the Company's ability to continue as a going concern.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 14, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer