Form 10-Q
period 2011-09-28
FISCHER WATT GOLD CO INC
filed 2011-09-29
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

PURPOSE OF AMENDMENT

The purpose of the Amendment No. 1 to Form 10–Q to the quarterly report of Fischer-Watt Gold Company, Inc. (the “Company”) for the quarter ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Company’s Form 10–Q in accordance with Rule 405 of Regulation S–T.

As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 11.  OTHER INFORMATION

Item 6.  EXHIBITS

Exhibit No.	Document

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos*

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Bojtos*
101	XBRL Financials

*  Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 28, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

4