Form 10-Q/A
period 2011-07-31
FISCHER WATT GOLD CO INC
filed 2011-10-04
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

PURPOSE OF AMENDMENT

The purpose of this Amendment No. 2 to Form 10–Q to the quarterly report of Fischer-Watt Gold Company, Inc. (the “Company”) for the quarter ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10–Q”), is to correct an incorrect EDGAR filing made by a third party filer on behalf of the Company on September 29, 2011 in which the filer did not file the amendment with the correct SEC EDGAR filing form and did not indicate the correct period of the Form 10-Q Report as July 31, 2011.

The sole purpose of the initial amendment filing was was made to furnish Exhibit 101 to the Company’s Form 10–Q for the quarter ended July 31, 2011 in accordance with Rule 405 of Regulation S–T.

As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q.  This Amendment No. 2 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	October 4, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

4