Form 10-Q
period 2011-10-31
FISCHER WATT GOLD CO INC
filed 2011-12-12
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  October 31, 2011

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

_______________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  December 5, 2011.

Common Stock, par value $.001	87,062,125

Title of Class	Number of Shares

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

_______________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31, 2011	January 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$6,332	$58,764
Restricted deposits	50,000	50,000
Prepaid and other current assets	106,639	74,894

Total current assets	$162,971	$183,658
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$213,480	$391,428
Note payable - shareholders	340,000	160,000
Accounts payable and accrued expenses - shareholders	271,667	413,348
Due to Tournigan Energy Ltd	-	600,000

Total current liabilities	825,147	1,564,776

Stockholders' (Deficit):
Preferred stock, non-voting, convertible, $2 par
value, 250,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 200,000,000
shares authorized, 87,062,125 and 79,938,305 shares
issued and outstanding, respectively	87,061	79,937
Additional paid-in capital	18,604,669	17,466,593
Common stock subscriptions	12,750	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(4,013,541)	(3,587,283)

	(662,176)	(1,381,118)

	$162,971	$183,658

See the accompanying notes to the consolidated financial statements

____________________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					February 1, 2001
	Three Months Ended		Nine Months Ended		(Inception of
	October 31,	October 31,	October 31,	October 31,	Exploration Stage)
	2011	2010	2011	2010	October 31,

Revenue	$-	$-	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	-	-	50,000
Exploration	33,455	66,043	96,945	294,775	1,414,229
Writedown of goodwill	-	-	-	-	309,500
Writedown of inventory to Market value	-	-	-	-	125,000
General and administrative	104,086	59,199	312,203	169,052	3,997,135

	137,541	125,242	409,148	463,827	5,895,864

(Loss) from operations	(137,541)	(125,242)	(409,148)	(463,827)	(5,851,624)

Other income (expense)
Interest expense	(7,800)	(4,845)	(17,653)	(14,034)	(113,877)
Relief of payables and other
indebtedness	-	-	-	-	66,935
Other income	-	-	504	-	2,404,688
Interest income	-	517	39	2,061	37,205

	(7,800)	(4,328)	(17,110)	(11,973)	2,394,951

Income (loss) before income taxes	(145,341)	(129,570)	(426,258)	(475,800)	(3,456,673)

Income taxes	-	-	-	-	(556,868)

Net income (loss)	$(145,341)	$(129,570)	$(426,258)	$(475,800)	$(4,013,541)

Per share information - basic and fully diluted

Net income (loss) per share
Basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	81,016,275	79,938,305	80,513,655	78,277,717

See the accompanying notes to the consolidated financial statements

____________________________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			February 1, 2001
	Nine Months Ended		(Inception of
	October 31,	October 31,	Exploration Stage)
	2011	2010	to Oct 31, 2011
Cash flows from operating activities:
Net loss	$(426,258)	$(475,800)	$(4,013,541)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities
Income from sale of mineral interest	-	-	(2,235,000)
Writedown of inventory to market value	-		125,000
Impairment of mineral rights	-	-	309,500
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Issuance of common stock for services and other non-cash items	95,280	-	319,814
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock compensation	-	-	699,937
Stock option expense	76,741	7,138	76,741
Changes in assets and liabilities:
Inventory	-	-	50,000
Other current assets	(31,745)	95,715	(103,437)
Accounts payable	53,550	-	502,383
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	-	54,504	530,856

Total adjustments	193,826	157,258	322,161

Net cash (used in) operating activities	(232,432)	(318,542)	(3,691,380)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Release of reclamation bonds	-	240,178	880,000

Net cash provided by investing activities	-	240,178	3,127,829

Cash flows from financing activities:
Repayment of amounts due to Tournigan Energy Inc	-	-	(330,000)
Proceeds from issuance of common shares and stock subscriptions	-	226,000	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholder	180,000	-	350,500
Repayment of note payable -shareholder	-	-	(1,001,568)
Capital contribution by shareholder	-	-	689,068

Net cash provided by (used in) financing activities	180,000	226,000	549,486

Increase (decrease) in cash and cash equivalents	(52,432)	147,636	(14,065)

Cash and cash equivalents, beginning of period	58,764	6,624	20,387

Cash and cash equivalents, end of period	$6,332	154,260	6,322

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,898

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$141,681	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$171,589	$374,089
Conversion of amounts due to shareholders upon exercise of
stock warrants	$231,498	$-	$347,498
Common shares issued for stock subscriptions	$-	$9,000	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses – shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$600,000	$-	$873,327

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

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

The accounting policies followed by the Company are set forth in Note 1 to the Companys’ consolidated financial statements in the 2011 Form 10-K, and are supplemented throughout the notes to condensed consolidated financial statements in this report. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the 2011 Form 10-K.

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

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy Ltd. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of October 31, 2011, the deposit for reclamation bonds has been reduced to $50,000.

_______________________________________________________________________________________________

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

Under the renegotiated terms, Tournigan Energy has:

a) Forgiven the $600,000 payable by the Company;

b) Converted its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

_______________________________________________________________________________________________

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

This transaction has been approved by the TSX-V exchange, as Tournigan Energy is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt declared his interest in this transaction since he is also a director of Tournigan Energy.

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination in accordance with SFAS No. 141R (ASC Topic 805). A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 12,829
Accrued interests receivable	3,202
Restricted deposits	930,000
Accounts payable	(204)
Asset retirement obligation	(52,000)
Acquired net assets (100%)	893,827

Purchase Price:
Promissory note payable	$ 325,327
Due to Tournigan Energy, net	878,000

Total	$ 1,203,327

Mineral rights	$ 309,500

Subsequent to the acquisition of TUSA, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $309,500 for the year ended January 31, 2010.

_______________________________________________________________________________________________

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

(4)

Going Concern Consideration

The Company has incurred operating losses of $19,366,656 since inception and had a stockholders’ deficit and working capital deficit of $  662,176 at October 31, 2011 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavours in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

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

(6)

Recently Issued Accounting Pronouncements

The Company adopted the following new accounting standards during the nine month period ending October 31, 2011.

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

_______________________________________________________________________________________________

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

During the quarter ending October 31, 2011, a shareholder reduced the debt owing to him by converting $269,180 of debt into common equity. The shareholder exercised 1,679,150 warrants to purchase common shares at $0.12, exercised 300,000 in options at $0.10 and accepted 2,164,000 common shares for a total settlement of $269,180.

Another shareholder exercised 1,180,670 warrants to purchase common shares at $0.12, and accepted an additional 1,000,000 common shares in full settlement of debt owing in the amount of $141,680.40.

(8)

Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming. The Company posts restricted deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

_______________________________________________________________________________________________

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

The balance of restricted deposits at October 31, 2011 was $50,000, which will be released upon future inspection by the Arizona BLM.

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

During the quarter ending October 31, 2011, the Company issued a total of 6,323,820 common shares in settlement of debt of $410,860.

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

_______________________________________________________________________________________________

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2011	15,000,000	$0.24	2.6 yrs	$3,554,000
Issued	2,000,000	$0.05	4.8 yrs	100,000
Exercised	(300.000)	$0.10	-	(30,000)
Expired/Cancelled	(2,650,000)	$0.10	-	(265,000)
Outstanding at October 31, 2011	14,050,000	$0.24	2.5 yrs	$3,359,000
Exercisable at October 31, 2011	14,050,000	$0.24	2.5 yrs	$3,359,000

The following table summarizes information about fixed-price stock options at October 31, 2011:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	600,000	.25 yrs	$0.05	600,000	$0.05
$0.05	2,000,000	4.5 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	3.23 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	3.23yrs	$0.08	500,000	$0.08

$0.10	1,700,000	.5 yrs	$0.10	1,700,000	$0.10
$0.30	100,000	3.23 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	1.1 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	4.1 yrs	$0.60	2,000,000	$0.60

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement. The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiry date of the warrants. Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt.

On October 31, 2011, the Company had the following outstanding warrants:

Exercise Price	Number Of Shares	Remaining Contractual Life	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.12	3,766,660	1.0 yrs	$451,999	$0.12	-

(11) Subsequent Events

On November 29, 2011, the reclamation bond was reduced $50,000 to $35,000.  The $15,000 was released to the Company on that same date.

_______________________________________________________________________________________________

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

Due to Tournigan Energy Ltd.

In connection with the acquisition of TUSA, the Company issued to Tournigan Energy an interest-free promissory note in the amount of $325,327. The promissory note was due August 31, 2009. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs.

_______________________________________________________________________________________________

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

Under the renegotiated terms on July 13, 2011, Tournigan Energy has:

a) Forgiven the $600,000 payable by the Company;

b) Converted its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

c) The Company is entitled to buy back up to one-half of this royalty for $3,000,000 at any time up to July 13, 2016, and thereby reduced the remaining royalty to a one percent (1%) NSR royalty capped at $5,000,000;

_______________________________________________________________________________________________

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

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering approximately 18,100 acres in Wyoming., South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. During the first half of 2010 we carried out a review of our claim holdings and determined that 1,538 claims, totaling approximately 30,000 acres could be relinquished without forfeiting our core exploration areas. This amounted to a savings of about $223,000 in annual holding fees with the reduced federal claim maintenance fee for the coming year of $127,000 being paid for the claims on September 1, 2010. All the claims and leases are 100% controlled in TUSA, and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties.  The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name. On September 1, 2011 all 907 BLM claims were renewed for a further year. The 3 State leases are renewed on their respective renewal dates throughout the year.

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

_______________________________________________________________________________________________

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

_______________________________________________________________________________________________

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

_______________________________________________________________________________________________

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

FIGURE No. 4

_______________________________________________________________________________________________

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

With this data Fischer-Watt's independent geological consultant, W T Cohan & Associates, Inc. carried out an evaluation of the potential mineralized material that could be hosted within the Cyclone Rim property.

_______________________________________________________________________________________________

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

_______________________________________________________________________________________________

Montana
South Dakota
Nebraska
Colorado
Fischer-Watt Gold Co., Inc.
Wyoming Uranium Districts
USA
Legend
Significant Past Producers
Pre - Cambrian Exposure
NORTH
0
25
50
miles
Big Horn Basin
Wind River Basin
Powder River Basin
Green River Basin
Great Divide Basin
Shirley Basin
Pryor Mts.
Sheridan
Hulett
I-90
Gillette
Rapid City
Pumpkin Buttes
Kaycee
Hot Springs
Edgemont
Casper
S. Powder River Basin
Gas Hills
Crooks Gap
South Pass
Alkali Creek
Cyclone Rim
Shirley Basin
I-25
Rock Springs
I-80
Baggs
Laramie
Cheyenne

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

_______________________________________________________________________________________________

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

______________________________________________________________________________

TUSA CLAIMS
LEGEND
Federal Claim Outline
DATE: 09-2010
Nevada
Utah
Arizona
St. George
Kanab
I - 15
Virgin River
Lake Mead
Lake Powell
Kaibab Reservation
Grand Canyon National Game Preserve
Grand Canyon National Park
Havasupai Reservation
Hualapai Reservation
Navajo Reservation
Colorado River
Little Colorado River
SGB
RN
PC
BUS
GCS
ULJ
0
10
20
miles

_______________________________________________________________________________________________

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

The Company has cash on hand at October 31, 2011 of $6,332 plus restricted cash of  $ 50,000 which is a reclamation bond.  The Company's working capital deficit position of $662,176 raises the question of the ability of the Company to continue operations without further financing.  Total current liabilities at October 31, 2011 amounted to $825,147 of which $822,422 is due to shareholders where there are no specific terms of repayment for either of the demand notes, accrued expenses or interest owing.

The following outlines results to date in the current fiscal year for the quarter ended October 31, 2011 and outlines our plan of operation for the foreseeable future. It also analyzes our financial condition at October 31, 2011 and compares that condition to our financial condition at year-end January 31, 2011. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Annual Report on Form 10-K/A for the year ended January 31, 2011.

Plan of Operations

The Company’s plan of operation for the coming months is to complete the review of data acquired in the Tournigan USA transaction and determine and prioritize the work programs that the Company would like to carry out on the extensive suite of properties in Wyoming, South Dakota and Arizona in 2011. Selected properties may also be made available for optioning by other interested companies. With this information a budget will be drawn up and the Company’s financial requirements for the coming year can then be ascertained. The Company continues to evaluate other mining properties in the western United States for possible acquisition and continues to explore various financing alternatives for the Company. During the nine months ended October 31, 2011, the Company incurred general maintenance and exploration expenses of $96,945 compared to $294,775 in the nine months ending October 31, 2010, pertaining to the uranium properties acquired in Tournigan USA. Normal operating expenses for the next 12 months are estimated at $250,000, regarding the Tournigan USA uranium properties and administration, and while the Company does not presently have sufficient working capital, it will continue to seek out necessary financing from existing shareholders and other potential investors. General and administrative costs for the nine months ending October 31, 2011 amounted to $312,203 vs. $169,052 for the nine months ending October 31, 2010. This increase was mainly the result of stock grants to outside consultants of $30,000 in lieu of donated time as well as stock compensation expense of $76,741 for options granted and additional professional fees incurred.

_______________________________________________________________________________________________

Liquidity and Capital Resources

As of October 31, 2011, the Company had cash on hand of $6,332 and restricted cash on hand of $50,000. Current trade liabilities amounted to only $7,420 as accrued expenses of  $206,060  are owed to a related party of the Company. Notes payable of $340,000 and amounts due to shareholders of $271,667 are unsecured and have no specific terms of repayment.

The restricted cash on hand of $50,000 reflected a reclamation bond owned by the Company, which was reduced to $35,000 on November 29, 2011. There is no set date for the return of the balance of these funds to the Company. The working capital deficit at October 31, 2011 was $662,176 compared to $1,381,118 at January 31, 2011. The working capital deficit was reduced by $600,000 as a result of an agreement for forgiveness of debt as detailed in this report.

The Company issued 800,000 shares of common stock in the quarter ending July 31, 2011 at $0.04 per share in lieu of donated time to the Company. In the quarter ending October 31, 2011, the Company issued a total of 6,323,820 common shares as a result of the exercise of warrants of 2,859,820 being exercised at $0.12, the exercise of options of 300,000 being exercised $0.10, and the issuance of additional 3,164,000 common shares, collectively to two shareholders in settlement of debt in the amount of $410,860.

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

Results of Operations

Nine Months Ended October 31 , 2011 Compared to Nine Months Ended October 31, 2010.

The Company had a net loss of $426,258 for the nine months ended October 31, 2011 compared to a net loss of $475,800 for the nine months ended October 31, 2010. Exploration activity is down to $96,945 compared to $294,775 the previous year due to a decrease in exploration expense while general and administrative costs are up to $312,203 compared to $169,052 at October 31, 2010 due to stock and option grants, and additional consulting fees incurred as well as professional fees.

Three Months Ended October 31 , 2011 Compared to Three Months Ended October 31, 2010.

In the three months ending October 31, 2011, the Company incurred a loss of $145,341 versus. a loss of $129,570 at October 31, 2010. General exploration activity was reduced to $33,455 from $66,043 in the three month period ending October 31, 2011 as the Company focused on evaluation and prioritization of its claims. General and administrative costs are up to $104,086 compared to $59,199 at October 31, 2010 due to stock and option grants and additional consulting fees and professional fees.

_______________________________________________________________________________________________

The Company realizes it will require additional financing in order to accelerate its exploration activities and while there is no assurance such financing can be obtained, it will continue to seek out such financing from shareholders, associates and other potential investors.

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

Foreign Currency Exchange

The Company accounts for foreign currency translation in accordance with the provisions of ASC 830, "Foreign Currency Translation." The assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date. Income and expenses are translated using the weighted average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment section of shareholders' equity.

Going Concern Consideration

As the independent certified public accounting firm has indicated in their report on the financial statements for the year ended January 31, 2011, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $19,366,656 at October 31, 2011. These conditions raise doubt about the Company's ability to continue as a going concern.

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

_______________________________________________________________________________________________

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

•

Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the mining industry for risk capital;

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

_______________________________________________________________________________________________

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

              PROCEEDS

During the quarter ending October 31, 2011, the Company issued a total of 6,323,830 common shares in settlement of debt of $410,860.

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

_______________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	December 12, 2011	By:	/s/ Peter Bojtos
Peter Bojtos
Chairman of the Board of Directors, President and Chief Executive Officer

_______________________________________________________________________________________________