Form 10-K
period 2012-01-31
FISCHER WATT GOLD CO INC
filed 2012-04-30
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended January 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number  0-17386

FISCHER-WATT GOLD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0227654
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2186 S. Holly St. Ste 104
Denver, Colorado 80222
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (303) 800-0678

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

Yes ☑ No ☐

_____________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2011, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $2,400,000.  The total number of shares of Common Stock issued and outstanding as of April 25, 2012 was 139,062,125

_____________________________________________________________________________________________

_____________________________________________________________________________________________

.

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

Aquisition of Tournigan USA, Inc.

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tounigan USA, Inc (TUSA), a wholly owned subsidiary of Tournigan Energy, Ltd. (Tournigan Energy). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy could elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

Peter Bojtos, President, CEO and Chairman of the Board of Fisher-Watt at that time,  declared his interest in this transaction  as he is also a director of Tournigan Energy.

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

_____________________________________________________________________________________________

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

On July 13, 2011, the Company renegotiated its debt and property interests with Tournigan Energy concerning its uranium properties in the western United States. Tournigan Energy  agreed to defer receipt of its debt and property interests by converting these Company liabilities to a two percent (2%) net smelter return (“NSR”) royalty interest on uranium properties within the Company’s current areas of work.

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

Under the renegotiated terms, Tournigan Energy agreed to:

a) Forgive the $600,000 payable by the Company;

b) Convert its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

_____________________________________________________________________________________________

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

This transaction was approved by the TSX-V exchange, as Tournigan Energy Ltd is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, President, CEO and Chairman of the Board of Fischer-Watt at that time declared his interest in this transaction since he is also a director of Tournigan Energy.

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

Aquisition of New Fork Uranium Corporation.

Subsequent to the Company year end, on March 14, 2012, the Company entered into a Stock Purchase Agreement whereby the shareholders of New Fork Uranium Corporation (“New Fork”) sold all of the issued and outstanding shares of New Fork to the Company in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, at $0.001 par value, of the Company.

_____________________________________________________________________________________________

The 50,000,000 shares of common stock of the Company issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 share of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

New Fork holds 521 mining claims in the Continental Divide Basin of Wyoming in areas adjacent to the Company’s Cyclone Rim uranium exploration properties in Sweetwater County, Wyoming. New Fork’s assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land. These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming. The Company’s existing Cyclone Rim claims cover a 28 mile extent of the western portion of this same roll-front trend. This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity. The Company now holds significant acreage on key uranium ground in the Red Desert. In addition, New Fork brings working capital of over $300,000 to the Company.

Operations

The Company had no revenue in either the year ended January 31, 2012 or the year ended January 31, 2011. During the year ended January 31, 2012, the Company received interest income of $539 vs. $2,961 in the year ended January 31, 2011.

Exploration expenses for the year ended January 31, 2012 amounted to $128,739 compared to $276,243 at January 31, 2011. This is attributed to decreased activity on the properties during the past fiscal year.

General and administrative expenses for the year ended January 31, 2012 were $344,551 vs. $236,488 for the year ended January 31, 2011.

At January 31, 2012, the Company had $315 in cash on hand vs. $58,764 at January 31, 2011. In addition to the free cash on hand, the Company also held a restricted deposit of $35,000 at January 31, 2012 vs. $50,000 at January 31, 2011. This represents funds in trust in connection with reclamation on the Company’s Arizona properties.

Total liabilities decreased in the year ended January 31, 2012 to $845,654 vs. $1,564,776 in the year ended January 31, 2011. This is the result of a forgiveness of debt in the amount owing to Tournigan Energy of $600,000; a decrease in payables and accrued expenses to shareholders from $413,348 to $271,667; and an increase in notes payable - shareholders to $340,000 from $160,000.

During the year ended January 31, 2012, the Company continued general exploration activities on its mineral claims and incurred expenses of $128,739, compared to $276,243 in the year ended January 31, 2011.

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

On July 13, 2011, the Company renegotiated its debt and property interests with Tournigan Energy concerning its uranium properties in the western United States. Tournigan Energy  agreed to defer receipt of its debt and property interests by converting these Company liabilities to a two percent (2%) net smelter return (“NSR”) royalty interest on uranium properties within the Company’s current areas of work.

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

Under the renegotiated terms, Tournigan Energy agreed to:

a) Forgive the $600,000 payable by the Company;

b) Convert its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

At the time, Peter Bojtos was President, CEO and Chairman of the Board of Fischer-Watt  and declared his interest in this transaction since he is also a director of Tournigan Energy. He has abstained from voting on all matters in connection with this transaction.

_____________________________________________________________________________________________

Mineral Claims and Leases

The mineral holdings in TUSA are comprised of 907 federal lode claims covering 18,100 acres in Wyoming, South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties currently amount to approximately $127,000 if the Company chooses to hold all the current properties. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name

Wyoming

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petronomics developed two open pits. Deposits in the area are hosted in the Wind River Formations of Eocene age.

TUSA holds claims at the southern end of the Middle Shirley Basin Trend in an area of reported uranium mineralization. The MSB block of 21 claims cover an area of approximately 400 acres. No exploration has been carried out by TUSA to date.

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

_____________________________________________________________________________________________

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

The Long claims consist of 33 claims covering 650 acres that encompass a 3 mile long by 1 mile wide mineralized trend that includes pre-existing claims controlled by Strathmore Minerals. These cover the historic Viking, Virginia C and Ridge Runner deposits. The eastern portion of the Long claims surrounds the historic Long Mountain deposits, some of which are also covered by Strathmore claims. The US Forest Service has prepared a Draft Environment Assessment covering certain lands in the Craven Canyon and Long Mountain area, which proposes a "Mineral Withdrawal" to protect regional cultural and other resources on National Forest lands. This proposed action would "withdraw" some of our TUSA claims from mineral exploration and future development.

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

_____________________________________________________________________________________________

TUSA CLAIMS
LEGEND
Federal Claim Outline
DATE: 09-2010
Nevada
Utah
Arizona
St. George
Kanab
I - 15
Virgin River
Lake Mead
Lake Powell
Kaibab Reservation
Grand Canyon National Game Preserve
Grand Canyon National Park
Havasupai Reservation
Hualapai Reservation
Navajo Reservation
Colorado River
Little Colorado River
SGB
RN
PC
BUS
GCS
ULJ
0
10
20
miles

_____________________________________________________________________________________________

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

New Fork Properties

With the acquisition of New Fork on March 14, 2012, Fischer-Watt increased its claim holding in Wyoming by 519 claims, or approximately 10,000 acres.  The claims are located in Sweetwater County, Wyoming.  The map below shows the claims.

N
287
NATRONA
CROOKS MOUNTAIN
FREMONT
ÑMOUNTAINS
Cyclone Rim
Fischer-Watt Claims
GREAT DIVIDE BASIN
2460 m
Fischer-Watt Claims
(New Fork Uranium)
EAT DIVID
BAS
CARBON
LOST CRE
SWEETWAT
2127 m
RED DESERT BASIN
Legend
Fischer-Watt Gold Co., Inc.
COUNTY
1:500,000
0 5 10 20 Miles
Fischer-Watt
Red Desert Claims
April 2012

RCR Claims

This group of sixteen unpatented claims covering an area of approximately 320 acres is located in Sections 1 & 2, T25N, R90W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Februray 22, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

BSD Claims

This group of forty two unpatented claims covering an area of approximately 840 acres is located in Sections 11, 12, 13, & 14, T25N, R9W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Februray 22, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

_____________________________________________________________________________________________

Juliet Claims

This group of eighteen unpatented claims covering an area of approximately 360 acres is located in Section 36 T26N, R91W, Sections 31 & 32 T26N, R90W, and Sections 5 & 6 T25N R90W 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Februray 24, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

CS Claims

This group of thirty unpatented claims covering an area of approximately 600 acres is located in Sections 14, 15, 16, 22, & 23 T25N, R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Febuary 22, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

EGL Claims

This group of twenty three unpatented claims covering an area of approximately 460 acres is located in Sections 33, 34, 35 T26N, R92W, and Sections 4, 3, & 2 T25N R92W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Febuary 21, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

HS Claims

This group of fourteen unpatented claims covering an area of approximately 280 acres is located in Sections 8, 9, 16, & 17 T26N, R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Feburary 23, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

WO Claims

This group of sixteen unpatented claims covering an area of approximately 320 acres is located in Sections 22 & 27 T26N, R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Feburary 23, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

_____________________________________________________________________________________________

GB Claims

This group of ten unpatented claims covering an area of approximately 200 acres is located in Section 21 T26N, R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Feburary 23, 2011 to March 5, 2011  and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

PSR Claims

This group of eighty seven unpatented claims covering an area of approximately 1,740 acres is located in Sections 20, 29, 30, 31, 32 T26N, R90W and Sections 25 & 36 T26N, R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Feburary 23 & 24, 2011 and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Management in Cheyenne, Wyoming on May 12, 2011.

OD2 Claims

This group of one hundred and five unpatented claims covering an area of approximately 1,800 acres is located in Sections 13 T26N, R92W and Sections 7, 8, 9, 17, 18, 19 T26N R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  Nintey claims were located on Feburary 14, 15, 16, & 23 2011 and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Managerment in Cheyenne, Wyoming on May 12, 2011.  Fifteen additonal claims were staked on April 23, 2011.  These claims were filed with Sweetwater County, Wyoming on May 24, 2011 and with the Bureau of Land Management in Cheyenne, Wyoming on July 14, 2011.

OSB Claims

This group of one hundred sixty unpatented claims covering an area of approximately 3,200 acres is located in Section 13 T26N, R92W and Sections 7, 8, 9, 17, 18, 19 T26N R91W, 6th Principal Meridan, Sweetwater County, Wyoming.  The claims were located on Feburary 16, 18, 19, & 21 2011 and filed with Sweetwater County on April 14, 2011.  The claims were filed with Bureau of Land Managerment in Cheyenne, Wyoming on May 12, 2011.

The New Fork claim areas were drilled by Kerr McGee and by Conoco in the late 1970s and the 1980s with no further work being carried out until the areas were restaked by New Fork. The New Fork properties currently have no reserves and there is no assurance that the claims will advance from their present exploration stage.

_____________________________________________________________________________________________

Item 3.  Legal Proceedings.

None.

Item 4.  (Mine Safety Disclosures)

Not applicable.

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

	HIGH	LOW

Year Ended January 31, 2012
Quarter ended April 30, 2011	$ 0.06	$ 0.04
Quarter ended July 31, 2011	0.05	0.02
Quarter ended October 31, 2011	0.04	0.01
Quarter ended January 31, 2012	0.04	0.01

During the year ended January 31, 2012, the Company issued 6,323,820 shares of common stock at $0.069 per share in settlement of amounts due to two shareholders.  A shareholder advanced the Company $180,000 on a Notes Payable. Terms of repayment are interest at 10% compounded annually with the loan due upon demand.  There were 3,766,666 warrants outstanding at January 31, 2012.  These warrants expire on dates ranging from March 30, 2012 to May 11, 2012.

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends. It retains all earnings from operations for use in expanding and developing it business. Payment of dividends in the future will be at the discretion of the Company's Board of Directors.

_____________________________________________________________________________________________

Changes in Securities

During the year, 800,000 shares were issued for services.

At the close of the fiscal year there were  659 beneficial holders of common shares. Mr. James M. Seed, a Director of the Company, controls approximately 26% of the outstanding stock, through various trusts.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations.

On March 19, 2012, Mr. James G. Baughman was appointed Chairman, President, CEO, and acting Chief Financial Officer to succeed Mr. Peter Bojtos who had held those positions since 2005.  Mr. Baughman is an experienced geologist and mining company executive with proven management skills, and possesses an international background in the mining industry. Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium and has also provided technical services and project management for a number of major and junior mining companies.

The Company had no revenue during the year from production as the Company had no properties in production.

For the fiscal year ended January 31, 2012, the Company reported a net loss of $499,527 compared to a net loss of $528,771 the previous year.

The Company incurred exploration costs during the year of $128,739 vs. $276,243 for the year ended January 31, 2011. The current expenditure reflects the decrease in work carried out on the uranium bearing mineral claims over the past year.

General and administrative expenses for the fiscal year ended January 31, 2012, amounted to $344,551 vs. $236,488 the previous year. General and administrative costs are closely monitored and the Company uses contract personnel whenever needed. .

The Company also incurred interest expense of $27,280 to related parties vs. $19,001 to related parties for the year ended January 31, 2011.  This accrual was related to outstanding loans from a shareholder which at the year-end amounted to $340,000.

Liquidity and Financial Condition

The Company had free cash on hand at January 31, 2012, of $315 compared to $58,764 the previous year. The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

_____________________________________________________________________________________________

Current liabilities amount to $845,654 vs $1,564,776 in the previous year. Current assets amount to $110,209, resulting in a working capital deficit of $735,445 at January 31, 2012. Current liabilities consist of accounts payable and accrued expenses of $233,987 vs $391,428 the previous year, notes payable and shareholder accruals of $271,667 vs $413,348 the previous year.

While the working capital deficit of $735,445 indicates an inability to pay its bills and accrued debt, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $6,614. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the past two years the Company has experienced net losses of $1,028,298during exploration stage and as a result of the increased working capital deficit in the current year, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

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

_____________________________________________________________________________________________

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

Contractual Obligations

The Company entered into an employment agreement with James Baughman on March 19, 2012.  The term is indefinite and provides for an annual salary of $36,000.  Upon termination without cause, Mr. Baughman is entitled to two times the annual salary, two times the targeted annual bonus and accrued but unused vacation time.

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

_____________________________________________________________________________________________

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of January 31, 2012.

_____________________________________________________________________________________________

StarkSchenkein, LLP
BUSINESS ADVISORS & CPAs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fischer-Watt Gold Company, Inc.

We have audited the accompanying consolidated balance sheets of Fischer-Watt Gold Company, Inc. (an exploration stage company), as of January 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' (deficit) and cash flows for the years then ended and the exploration stage period February 1, 2001 (inception) to January 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fischer-Watt Gold Company, Inc., as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period February 1, 2001 (inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue producing operations and has working capital and stockholders deficits as of January 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

StarkSchenkein, LLP

Denver, Colorado
April 25, 2012

3600 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

_____________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

January 31, 2012 and 2011

	2012	2011
ASSETS

Current Assets:
Cash	$315	$58,764
Restricted deposits	35,000	50,000
Prepaid and other current assets	74,894	74,894

Total current assets	$110,209	$183,658

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$6,614	$13,260
Accounts payable and accrued expenses – related party	227,373	378,168
Note payable - shareholders	340,000	160,000
Accounts payable and accrued expenses - shareholders	271,667	413,348
Due to Tournigan Energy Ltd.	-	600,000

Total current liabilities	845,654	1,564,776

Stockholders' (Deficit):
Common Stock, $.001 par value, 200,000,000
shares authorized, 87,062,125 and 79,938,305 shares
issued and outstanding, respectively	87,061	79,937
Additional paid-in capital	18,604,669	17,466,593
Common stock subscriptions	-	12,750
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during the exploration stage	(4,074,060)	(3,587,283)

	(735,445)	(1,381,118)

	$110,209	$183,658

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

Years Ended January 31, 2012 and 2011 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2012

			February 1, 2001
			(Inception of
			Exploration Stage)
	2012	2011	to January 31, 2012

Revenue	$-	$-	$44,240

Costs and expenses:
Cost of sales	-	-	50,000
Exploration	128,739	276,243	1,446,023
Impairment of mineral rights	-	-	309,500
Writedown of inventory to market value	-	-	125,000
General and administrative	344,551	236,488	4,029,483

	473,290	512,731	5,960,006

(Loss) from operations	(473,290)	(512,731)	(5,915,766)

Other income (expense)
Interest expense	(27,280)	(19,001)	(123,504)
Relief of payables and other indebtedness	-	-	66,935
Other income	504	-	2,404,688
Interest income	539	2,961	37,705

	(26,237)	(16,040)	2,385,824

(Loss) before income taxes	(499,527)	(528,771)	(3,529,942)

Income taxes	-	-	556,868

Net (loss)	$(499,527)	$(528,771)	$(4,086,810)
Per share information - basic and fully diluted

Net income (loss) per share
Basic and fully diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	82,162,652	78,696,276

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended January 31, 2012 and 2011 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2012

			February 1, 2001
			(Inception of
			Exploration Stage)
	2012	2011	to January 31, 2012
Cash flows from operating activities:
Net loss	$(499,527)	$(528,771)	$(4,086,810)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities
Income from sale of mineral interest	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral rights	-	-	309,500
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Issuance of common stock for services and other non-cash items	95,280	-	319,814
Stock subscriptions related to services provided		-	82,750
Stock options issued for services	-	-	75,500
Stock compensation	-	7,138	699,937
Stock option expense	76,741	-	76,741
Changes in assets and liabilities:		-	-
Inventory	-	-	50,000
Other current assets	-	128,138	(71,692)
Accounts payable	74,057	122,235	522,890
Asset retirement obligation	-	(52,000)	(52,000)
Accounts payable and accrued expenses – shareholders	-	(25,000)	530,856

Total adjustments	246,078	180,511	374,423

Net cash (used in) operating activities	(253,449)	(348,260)	(3,712,387)

Cash flows from investing activities:
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Release of reclamation bonds	15,000	304,400	895,000

Net cash provided by investing activities	15,000	304,400	3,142,829

Cash flows from financing activities:
Repayment of amounts due to Tournigan Energy Inc.	-	(130,000)	(330,000)
Proceeds from issuance of common shares and stock subscriptions	-	226,000	806,486
Proceeds from exercise of options	-	-	35,000
Proceeds from notes payable - shareholder	180,000	-	350,500
Repayment of note payable -shareholder	-	-	(1,001,568)
	-	-	689,068
Net cash provided by (used in) financing activities	180,000	96,000	549,486

Increase (decrease) in cash and cash equivalents	(58,449)	52,140	(20,072)

Cash and cash equivalents, beginning of period	58,764	6,624	20,387

Cash and cash equivalents, end of period	$315	58,764	315

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Non cash investing and financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$141,681	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$171,589	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$231,498	$-	$347,498
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd. to capital	$600,000	$48,000	$873,327

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders' (Deficit)

February 1, 2001 (Inception of Exploration Stage) to January 31, 2012

						Accumulated (Deficit)
	Common		Additional	Capital		Prior to	During
	Stock		Paid in	Stock	Contribution	Exploration	Exploration
	Shares	Amount	Capital	Subscribed	to Capital	Stage	Stage	Total

Balance, January 31, 2001	44,398,384	$ 44,398	$ 14,476,921	$ 41,250		$(15,353,115)	$ -	$ (790,546)

Contribution to capital	-	-	263,263	-		-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)		-	-	-
Issuance of stock for services at $0.03 per share	1,000,000	1,000	24,000	-		-	-	25,000
Net (loss)	-	-	-	-		-	(634,552)	(634,552)

Balance, January 31, 2002 (Restated)	46,223,384	46,223	14,804,609	-		(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-		-	-	271,305
Issuance of stock options for services	-	-	75,500	-		-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-		-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000		-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750		-	-	12,750
Net (loss)	-	-	-	-		-	(586,422)	(586,422)

Balance, January 31, 2003 (Restated)	46,473,384	46,473	15,176,164	42,750		(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-		-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)		-	-	-
Discount on stock issued to affiliates	-	-	57,000	-		-	-	57,000
Stock subscriptions for cash at $0.02 to $0.14 per share	-	-	-	166,282		-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-		-	-	117,204
Net (loss)	-	-	-	-		-	(561,865)	(561,865)

Balance, January 31, 2004 (Restated)	50,642,384	50,642	15,505,699	179,032		(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560		-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)		-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)		-	-	-
Contribution to capital	-	-	25,000	-		-	-	25,000
Issuance of stock and subscription for services at $0.08 per share	20,000	20	1,580	70,000		-	-	71,600
Issuance of stock for cash at $0.07 per share	400,000	900	27,411	-		-	-	28,311
Stock subscriptions for cash at $0.05 to $0.10 per share	-	-	-	154,971		-	-	154,971
Net (loss)	-	-	-	-		-	(474,858)	(474,858)

Balance January 31, 2005 (Restated)	53,469,111	53,469	15,708,065	253,721		(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-		-	-	(864,068)
Contribution to capital	-	-	50,500	-		-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)		-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765					25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-		-	-	250,000
Issuance of stock in settlement of debt at $0.05 per share	6,000,000	6,000	294,000	-		-	-	300,000
Net (loss)	-	-	-	-		-	(225,025)	(225,025)

Balance January 31, 2006	69,166,819	69,166	15,695,041	12,750		(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-		-	-	75,000
Issuance of stock in settlement of shareholder payable at $0.10 per share	400,000	400	39,600	-		-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-		-	-	38,500
Issuance of stock options for services	-	-	106,000					106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-		-	-	16,000
Net Income	-	-	-	-		-	233,471	233,471

Balance January 31, 2007	70,516,819	70,516	15,969,191	12,750		(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of shareholder payable at $0.05 per share	250,000	250	12,250	-		-	-	12,500
Issuance of stock in settlement of note payable at $0.05 per share	750,000	750	36,750					37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-		-	-	24,500

Issuance of stock options for services	-	-	448,000	-		-	-	448,000
Exercise of stock warrants at 0.10 per share	1,000,000	1,000	99,000					100,000
Net Income	-	-	-	-		-	369,837	369,837

Balance January 31, 2008 (Restated)	72,866,819	72,866	16,589,341	12,750		(15,353,115)	(1,879,414)	(557,572)

Contribution to capital	-	-	50,000	-		-	-	50,000

Net Loss							(315,579)	(315,579)

Balance January 31, 2009	72,866,819	72,866	16,639,341	12,750		(15,353,115)	(2,194,993)	(823,151)

Issuance of stock for services	445,000	445	17,025	-		-	-	17,470
Contribution to capital			225,327					225,327
Stock compensation expense	-	-	138,799	-		-	-	138,799

Net loss	-	-	-	-		-	(863,519)	(863,519)

Balance January 31, 2010	73,311,819	73,311	17,020,492	12,750		(15,353,115)	(3,058,512)	(1,305,074)

Issuance of stock for cash at $0.06 per share	3,766,667	3,767	222,233	-		-	-	226,000

Issuance of stock in settlement of debt	2,859,820	2,859	168,730	-		-	-	171,589

Issuance of stock for cash at $0.06 per share				-	-	-	-	-
Stock compensation expense - 600,000 7/29/10-Solano			7,138	-	-	-	-	7,138
Contribution to capital			48,000					48,000
Net loss - January 31, 2011							(528,771)	(528,771)

Balance, January 31, 2011	79,938,305	79,937	17,466,593	12,750	-	(15,353,115)	(3,587,283)	(1,381,118)

Issuance of stock in settlement of debt	3,159,820	3,160	315,319	-		-	-	362,479

Issuance of stock for services	800,000	800	31,200					32,000

Exercise of stock warrants at $0.12 per share	2,864,000	2,864	41,116					43,980

Exercise of stock options at $0.10 per share	300,000	300	29,700					30,000

Stock compensation expense			76,741					76,741

Contribution to capital			600,000					600,000

Write off of stock subscription – no longer applicable				(12,750)			12,750	-

Net loss							(499,527)	(499,527)

Balance, January 31, 2012	87,062,125	$ 87,061	$18,604,669	$ -	$ -	$(15,353,115)	$(4,074,060)	$ (735,445)

See the accompanying notes to the consolidated financial statements

_____________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011

Note 1.  Accounting Policies

Business Activities

Fischer-Watt Gold Company, Inc. ("Fischer-Watt" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

Principles of Consolidation

The consolidated financial statements include the accounts of Fischer-Watt and its 100% owned subsidiary, Tournigan USA Inc., that was acquired on February 27, 2009. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost. All intercompany accounts and transactions have been eliminated in consolidation.

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

_____________________________________________________________________________________________

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

Foreign Operations

The Company operates in the United States of America.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company's financial condition or results of operations.

_____________________________________________________________________________________________

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2012 or 2011.

_____________________________________________________________________________________________

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, restricted deposits, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Recently Adopted Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company adopted the following new accounting standards during the year ended January 31, 2012:

_____________________________________________________________________________________________

ASU 2010-6 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended April 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2. Financial Condition, Liquidity, and Going Concern

At January 31, 2012, the Company had stockholders’ and working capital deficits of $735,445 and an accumulated deficit of $19,439,925.  In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

_____________________________________________________________________________________________

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

Peter Bojtos, who was then President, CEO and Chairman of the Board of Fisher-Watt, declared his interest in this transaction as he was also a director of Tournigan Energy.

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination in accordance with SFAS No. 141R (ASC Topic 805). A summary of the transaction is presented below:

Fair value of net tangible assets acquired:

Cash

$12,829

Accrued interests receivable

    3,202

Restricted deposits

930,000

Accounts payable

     (204)

Asset retirement obligation

                (52,000)

Acquired net assets (100%)

                              893,827

_____________________________________________________________________________________________

Purchase Price:

Promissory note payable

      $325,327

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

 $6,346

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

_____________________________________________________________________________________________

On July 13, 2011, the Company renegotiated its debt and property interests with Tournigan Energy concerning its uranium properties in the western United States. Tournigan Energy has agreed to defer receipt of its debt and property interests by converting these Company liabilities to a two percent (2%) net smelter return (“NSR”) royalty interest on uranium properties with the Company’s current areas of work.

Under the renegotiated terms Tournigan Energy has:

a)

Forgiven the $600,000 payable by the Company;

b)

Converted its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

c)

The Company is entitled to buy back up to one-half of this royalty for $3,000,000 at any time up to July 13, 2016, and thereby reduce the remaining royalty to a one percent (1%) NSR royalty capped at $5,000,000

d)

The NSR royalty will apply to any uranium production by the Company in the Wyoming counties of Carbon, Fremont, Sublette and Sweetwater, and the South Dakota county of Fall River. These are all areas where the Company currently holds uranium property interests.

This transaction has been approved by the TSX-V exchange, as Tournigan Energy is listed in Toronto on the TSX Venture Exchange.

Peter Bojtos, who was President, CEO and Chairman of the Board of Fischer-Watt at that time, declared his interest in this transaction since he was also a director of Tournigan Energy.

Note 6.  Prepaid and Other Current Assets

Mineral claim maintenance fees are paid annually to secure the rights to mineral claims.  Amounts paid are considered a prepaid expense, and are amortized over the term of the claim.

During 2012 and 2011, TUSA paid $126,980 and $126,980, respectively, in federal mineral claim maintenance fees.  The balance included in prepaid and other current assets for prepaid mineral claim maintenance fees at January 31, 2012 and 2011 was $74,072 and $74,894, respectively.

_____________________________________________________________________________________________

Note 7.  Notes Payable - Shareholder

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate was increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011 the shareholder advanced a further $150,000 and added an additional $30,000 on Oct 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were done under identical terms of previous loans advanced to the Company.   The $180,000 was repaid subsequent to year end.

Note 8.  Accounts Payable and Accrued Expenses – Shareholders

During the quarter ending October 31, 2011, a shareholder reduced the debt owing to him by converting $269,180 of debt into common equity. The shareholder exercised 1,679,150 warrants to purchase common shares at $0.12, exercised 300,000 in options at $0.10 and accepted 2,164,000 common shares for a total settlement of $269,180.

Another shareholder exercised 1,180,670 warrants to purchase common shares at $0.12 and accepted an additional 1,000,000 common shares in full settlement of debt owing in the amount of $141, 680.

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

The balance of restricted deposits at January 31, 2012 was $35,000, which will be released upon future inspection by the Arizona BLM.

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

During the quarter ended July 31, 2011, the Company issued a total of 800,000 in shares to two individuals who had previously donated their time to the Company. 750,000 shares at $0.04 per share were granted and expensed as consulting expense and an additional 50,000 shares at $0.04 were granted to a related party and expensed as website expense. A related party forgave notes payable in the amount of $600,000. This amount was recorded as a contribution to capital.

During the quarter ended October 31, 2011, the Company issued a total of 6,323,820 common shares in settlement of debt of $410,860.

_____________________________________________________________________________________________

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

During the year ended January 31, 2012, the Company granted stock options to purchase 2,000,000 shares of common stock at $0.05.  The fair value of these options was determined to be $76,741 based on the following assumptions:  stock price at date of grant of $0.04 expected life of 5 years, dividend yield of 0%, interest rate of 1.6% and volatility of 185.6%.

_____________________________________________________________________________________________

The following table summarizes the stock option activity:

	Stock Options	Weighted-average Price per share

Outstanding January 31, 2009	16,400,000	$0.28

Granted	3,750,000	$0.07
Exercised	--	--
Expired	(1,750,000)	$0.08

Outstanding January 31, 2010	18,400,000	$0.26

Granted	600,000	$0.05
Exercised	--	--
Expired	(4,000,000)	$0.30

Outstanding January 31, 2011	15,000,000	$0.24

Issued	2,000,000	$0.05

Exercised	(300,000)	$0.10

Expired/Cancelled	(3,250,000)	$0.09

Outstanding January 31, 2012	13,450,000	$0.259

The following table summarizes information about fixed-price stock options at January 31, 2012:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price
$0.05	2,000,000	4.3 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	3.0 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	3.0 yrs	$0.08	500,000	$0.08

$0.10	1,700,000	0.3 yrs	$0.10	1,700,000	$0.10
$0.30	100,000	3.0 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	0.9 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	3.9 yrs	$0.60	2,000,000	$0.60

_____________________________________________________________________________________________

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement.  The warrants are exercisable for a period of two years for $0.12 per share.  However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiry date of the warrants.

Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt.

At January 31, 2012, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12	3,766,666	0.25 yrs	$452,000	$0.12	-

Note 12.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and prior foreign operations were as follows:

January 31,	2012	2011

Domestic	$(499,527)	$(528,771)

Net income before taxes	$(499,527)	$(528,771)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2012	2011

Federal statutory rate	(34.0)%	(34.0)%
Increase in net deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $4.5 million at January 31, 2012, which expire through 2032. The principal difference between the net loss reported for income tax purposes and the net loss reported for financial reporting purposes relates to stock based compensation expense.

The Company has a deferred tax asset of approximately $1.5 million resulting from the net operating loss carry forwards.  At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $150,000 for the year ended January 31, 2012.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company's net operating loss carry forward may be subject to an annual limitation in the event of a change in control.

_____________________________________________________________________________________________

Note 13.  Related Party Transactions

During the year ended January 31, 2012, a shareholder loaned $180,000 to provide working capital for the Company. There were no related party transactions for the year ended January 31, 2011.

Note 14. Subsequent Events

The Company has evaluated events and transactions that occurred between January 31, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

Subsequent to the Company year end, on March 14, 2012, the Company entered into a Stock Purchase Agreement whereby the shareholders of New Fork Uranium Corporation sold all of the issued and outstanding shares of New Fork to the Company in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, at $0.001 par value, of the Company.

The 50,000,000 shares of common stock of the Company issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 share of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

New Fork holds 521 mining claims in the areas adjacent to the Company’s Cyclone Rim uranium exploration properties in Sweetwater County, Wyoming. New Fork’s assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land. These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming. The Company’s existing Cyclone Rim claims cover a 28 mile extent of the western portion of this same roll-front trend. This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity. The Company now holds significant acreage on key uranium ground in the Red Desert. In addition, New Fork brings working capital of over $300,000 to the Company.

On March 19, 2012 Messrs. Bojtos and Helgeson resigned their positions as officers and directors of the Company. Messrs, Baughman and Schifrin were appointed as directors and Mr. Baughman was appointed as Chairman, President and Chief Executive Officer of the Company.

On March 19, 2012 the Company granted 2,000,000 shares of its Common stock as payment for services to an Investor Relations firm.

On March 19, 2012 the Company granted stock options to directors and consultants to purchase a total of 2,500,000 shares of Common stock at a price of $0.06 for 5 years.

On March 26, 2012 the Company paid a shareholder a $180,000 loan along with $9,888 of accrued interest.

_____________________________________________________________________________________________

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

The Company retains StarkSchenkein, LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year.

Item 9A(T).  Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of January 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

_____________________________________________________________________________________________

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Upon closing of the New Fork acquisition Messrs. Bojtos and Helgeson resigned as officers and directors of the Company and Messrs. Baughman and Schifrin were appointed to the Board. Mr. Baughman was also appointed Chairman of the Board, President and Chief Executive Officer. The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

James G. Baughman	55	Director
		Chairman, President & CEO

James M. Seed	71	Director

Gregory Schifrin	53	Director

William Rapaglia	65	Director

All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of the shareholders.

The position of Chief Financial Officer has been vacant since the resignation of Ms. Michele Wood on April 13, 1998. The duties of the CFO are fulfilled by other Company executives and contract accountants. The Audit Committee is composed of Messrs. Rapaglia, Schifrin and Seed who are all independent directors. Each of these directors is financially literate but none of them is a financial expert.

There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.

JAMES G. BAUGHMAN

Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium and in 2010 founded, and was President of, New Fork Uranium Corp. Mr. Baughman has provided technical services and project management for a number of major and junior mining companies.

From 2004 to 2006, Mr. Baughman was the co-founder, President and Chief Executive Officer of High Plains Uranium Corp, where he managed a successful initial public offering on the TSX (Senior Board). In 2006, Mr. Baughman was the Chief Executive Officer of Kenai Resources, where he managed the company's properties in Venezuela and Oregon. From October of 2006 to September 2010, Mr. Baughman led an acquisition of mineral rights on uranium properties for US Uranium Corp., a company he co-founded. From September 2010 until present Mr. Baughman serves as Chief Operating Officer (COO) and Director for WestMountain Gold Corp. and Terra Mining Corp. He is also a Director and CEO of Big Bear Mining Corp.

_____________________________________________________________________________________________

In 1983, Mr. Baughman received a Bachelor of Science degree in Geology from the University of Wyoming, Laramie. He is a registered professional geologist in the State of Wyoming.

JAMES M. SEED

James Seed was born on April 4, 1941. He is a graduate of Brown University (1963) and received his MBA from Stanford University in 1965. He is Chairman, President and Owner of The Astra Ventures Inc. and The Astra Projects Inc., both privately owned land development companies. He has been with these companies since 1979.

From November 1979 to May 1989, he was the President and Owner of Buffington Box Company. From February 1971 to November 1979, Mr. Seed was with Fleet Financial Group, spending his last two years there as Treasurer of the Corporation. Mr. Seed was a Commissioner of Rhode Island Investment Commission and was a Trustee of The Galaxy Funds, an $8.4 billion family of 33 mutual funds. He was a Trustee of Brown University from 1984 to 1990.

Mr. Seed has been a Director of Fischer-Watt since June 1, 1996. Mr. Seed stepped down as Chairman of the Board of Directors on August 4, 2005.

GREGORY SCHIFRIN

Mr. Schifrin has worked as a geologist and manager for 29 years in the mining and mineral exploration industry where he has been involved in precious, base metals, rare earth and uranium exploration and development. Mr. Schifrin has provided technical services and project management for major and junior mining companies.

From February 2011 to November 2011 Mr. Schifrin was President of Colorado Rare Earth, Inc., and post M & A U.S. Rare Earths, Inc. and from November 29, 2011 the Chief Operations Officer and Director of U.S. Rare Earths, Inc. a public exploration and development company exploring for rare earth elements in the United States. Since March 2010 Mr. Schifrin has been the CEO, President and Director of WestMountain Gold Corp. and Terra Mining Corporation.

From May to December 2010 Mr. Schifrin was a Director of Solauro Industries, Inc., a privately held exploration, development and reclamation mining company and since 2008 has been a Director of American Mining Corporation, and has been President since March 2011. From December 2007 to the present Mr. Schifrin has been the President and Director of Silver Verde May Mining Corporation. From November of 2006 to December 2007, Mr. Schifrin was the, President and CEO of Golden Eagle Mining Corporation.

In 1985, Mr. Schifrin was the co founder of, and is presently the President of, Minex Exploration, a mining industry exploration consulting and service company. In 1992, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

Mr. Schifrin received a Bachelor of Science degree in Geology from the University of Idaho, Moscow in 1983. He is a registered professional geologist in the State of Washington.

_____________________________________________________________________________________________

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the name~~d~~ executive officers of the Company for each of the two fiscal years ended January 31, 2012 and 2011 that was paid by the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Peter Bojtos	2012	$71,253	NIL	NIL	$19,185	NIL
President and Chief Executive Officer	2011	95,004	NIL	NIL	NIL	NIL

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2012.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Peter Bojtos	500,000	$0.06	1/21/2015
	500,000	$0.08	1/21/2015
	500,000	$0.05	5/20/2016

The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	All Other Compensation
Peter Bojtos	NIL	NIL	NIL	NIL
James M. Seed	NIL	NIL	NIL	NIL
Gerald D. Helgeson	NIL	NIL	NIL	NIL
William Rapaglia	NIL	NIL	NIL	NIL

_____________________________________________________________________________________________

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

 The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at April 26, 2012:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Cede & Co. P.O. Box 222 New York, NY 10274	44,611,007 Shares Owned indirectly (1)	32.1%

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	13,110,567 shares Owned directly and indirectly (2)	9.3% (3)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	28,316,600 shares Owned directly and indirectly (4)	19.3% (5)
Common Stock	James G. Baughman 2090 S Joliet Street Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (6)	7.9% (7)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly (8)	7.9% (9)

Common Stock	Andrew Vander Ploeg 19 Foxtail Circle Englewood, CO 80113	11,695,907shares Owned directly (10)	8.4% (11)

Common Stock	Capital Peak Partners 602 Cedar Street Wallace, ID 83873	8,771,930 shares Owned directly (12)	6.3% (11)

_____________________________________________________________________________________________

(1)

Cede & Company is a brokerage clearing company.

(2)

Includes 10,110,567 shares beneficially owned, 2,000,000 shares underlying outstanding stock options which are exercisable within 60 days, and 1,000,000 shares owned by Mr. Bojtos’ spouse, as to which shares he may be deemed to have beneficial ownership.

(3)

Percentage calculated on the basis of 141,062,125 shares of the Company's common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of April xx, 2012; and (ii) 2,000,000 stock options issued which are immediately exercisable for shares of Common Stock.

(4)

Includes 20,516,600 shares beneficially owned directly and through various related companies and trusts, 1,800,00000 shares underlying outstanding stock options which are exercisable within 60 days, and 6,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed that are immediately exercisable for shares of Common Stock.

(5)

Percentage calculated on the basis of 146,862,125 shares of the Company’s common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of April xx, 2012; (ii) 1,800,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; and (iii) 6,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock.

(6)

Includes 10,110,567 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are exercisable within 60 days.

(7)

Percentage calculated on the basis of 139,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of April xx, 2012; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(8)

Includes 10,110,567 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are exercisable within 60 days.

(9)

Percentage calculated on the basis of 139,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of April xx, 2012; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(10)

Includes 11,695,907 shares beneficially owned.

(11)

Percentage calculated on the basis of 139,062,125 shares of the Company's common stock issued and outstanding.

(12)

Includes 8,771,930 shares beneficially owned.

_____________________________________________________________________________________________

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of April xx, 2012:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	James G. Baughman 2090 S Joliet St. Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (1)	7.9% (2)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	28,316,600 shares Owned directly and indirectly (3)	19.3% (4)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly(5)	7.9%(6)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	2,555,400 shares Owned directly(7)	1. 8%(8)

Common Stock	All Officers and Directors of the Company as a Group (4 persons)	52,924,632	35.4%(9)

(1)

See footnote (6) to first beneficial ownership table under Item 12.

(2)

See footnote (7) to first beneficial ownership table under Item 12.

(3)

See footnote (4) to first beneficial ownership table under Item 12.

(4)

See footnote (5) to first beneficial ownership table under Item 12.

(5)

See footnote (8) to first beneficial ownership table under Item 12.

(6)

See footnote (9) to first beneficial ownership table under Item 12.

(7)

Includes 755,400 shares beneficially owned and 1,800,000 shares underlying outstanding stock options that are exercisable within 60 days.

(8)

Percentage calculated on the basis of 140,862,125 shares of the Company's common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of April 25, 2011; and (ii) 1,800,000 stock options issued which are immediately exercisable for shares of Common Stock.

_____________________________________________________________________________________________

(9)

Percentage calculated on the basis of 149,662,125 shares of the Company’s common stock issued and outstanding which includes: (i) 139,062,125 shares of common stock issued and outstanding as of May 14, 2010; and (ii) 10,600,000 options issued which are immediately exercisable for shares of Common Stock.

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

Due to severe cash shortages in recent years, executives of the Company had been deferring the payment of their fees and expenses and had loaned money to the Company.  Mr. Peter Bojtos, Chairman, President and CEO, is owed $567,372 as of Jan 31, 2012 for loans, accrued interest and expenses. The loans, totaling $340,000 in the form of Demand Loans, accrue interest at a rate of 10% per annum compounded annually. Following the closing of the New Fork acquisition, $180,000 of the loans plus accrued interest was repaid as per the New Fork acquisition agreement.

Item 14.  Principal Accounting Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of StarkSchenkein, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. The Board of Directors approved all of the services provided and fees charged by StarkSchenkein, LLP in fiscal years ended January 31, 2012 and 2011.

Audit Fees

The aggregate fees billed by StarkSchenkein, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the past two years were $34,000 and $36,000 respectively, net of expenses.  The aggregate fees billed by StarkSchenkein, LLP for audit-related fees for the past two years were $0

_____________________________________________________________________________________________

Audit-Related Fees

There were no other fees billed by StarkSchenkein, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by StarkSchenkein, LLP during the last two fiscal years for professional services rendered for tax compliance were $4,400 and $7,300, respectively.

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

_____________________________________________________________________________________________

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

10.7	Agreement, dated October 1, 2008, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed October 6, 2008.

10.8	Promissory Note, dated February 27, 2009, payable by Fischer-Watt Gold Company, Inc. to Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed March 23, 2009
10.9	Agreement dated August 21, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010
10.10	Agreement dated December 14, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010
10.11	Amending Agreement, dated July 13, 2011, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd. fled as Exhibit 10.1 to Form 8-K filed July 15, 2011
10.12	Agreement dated December 23, 2010, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd.
10.13	Stock Purchase Agreement by Fischer-Watt Gold Company, Inc. and Shareholders of New Fork Uranium Corporation, dated March 14, 2012 filed as Exhibit 10.1 to Form 8-K filed March 20, 2012
10.14	Employment Agreement, dated March 19, 2012, between Fischer-Watt Gold Company, Inc. and James G. Baughman filed as Exhibit 10.2 to Form 8-K filed March 20, 2012
31	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.* _________________ * Filed Herewith

                                                                        62

*

__________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	April 25, 2012	By:	/s/ James G. Baughman
James G. Baughman
President, Chief Executive Officer,
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 25, 2012	By:	/s/ James G. Baughman
James G. Baughman
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	April 25, 2012	By:	/s/ Gregory Schifrin
Gregory Schifrin
Director,

Date:	April 25, 2012	By:	/s/ James M. Seed
James M. Seed
Director

Date:	April 25, 2012	By:	/s/ William Rapaglia
William Rapaglia
Director

_____________________________________________________________________________________________