Form 10-Q
period 2012-04-30
FISCHER WATT GOLD CO INC
filed 2012-07-06
CIK 844788

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT

Commission file number: 0-17386

FISCHER-WATT GOLD COMPANY, INC.

 (Exact name of the registrant as specified in its charter)

Nevada	88-0227654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2186 S. Holly St., Suite 104

Denver, CO  80222

(Address of principal executive offices)

303-800-0678

Telephone number, including

Area code

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting Company ☒

There were 139,062,125 shares of the issuer's common stock, par value $0.001, outstanding as of June 26, 2012.

__________________________________________________________________________________________

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

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2012

______________________________________________________________________________

ITEM 1. Financial Statements and Notes

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

___________________________________________________________________________________________________________

	April 30,	January 31,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$137,179	$315
Restricted deposits	35,000	35,000
Prepaid and other current assets	142,427	74,894
Total Current Assets	314,606	110,209

OTHER ASSETS
Mining claims	1,450,116	-

TOTAL ASSETS	$1,764,722	$110,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,253	$6,614
Accounts payable and accrued expenses - related party	258,416	227,373
Note payable shareholders	191,000	340,000
Accounts payable and accrued expenses - shareholders	271,667	271,667
Note payable - subsidiary	45,000	-
Total Current Liabilities	782,336	845,654

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized 139,062,125 and 87,062,125 shares issued and outstanding, respectively	139,061	87,061
Additional paid-in capital	20,752,593	18,604,669
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(4,556,153)	(4,074,060)
Total Stockholders' Equity (Deficit)	982,386	(735,445)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,764,722	$110,209

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

___________________________________________________________________________________________________________

			February 1, 2001
			(Inception of
	Three Months Ended		Exploration Stage)
	April 30,		to April 30,
	2012	2011	2012

REVENUE	$-	$-	$44,240

COSTS AND EXPENSES
Cost of sales	-	-	50,000
Exploration expense	31,745	31,745	1,477,768
Impairment of mineral rights	281,477	-	590,977
Write down of inventory to market value	-	-	125,000
General and administrative	160,323	54,091	4,177,056
TOTAL OPERATING EXPENSES	473,545	85,836	6,420,801

INCOME (LOSS) FROM OPERATIONS	(473,545)	(85,836)	(6,376,561)

OTHER INCOME (EXPENSES)
Interest expense	(8,548)	(4,926)	(132,052)
Relief of payable and other indebtedness	-	-	66,935
Other income	-	504	2,404,688
Interest income	-	35	37,705
TOTAL OTHER INCOME (EXPENSES)	(8,548)	(4,387)	2,377,276

INCOME (LOSS) BEFORE TAXES	(482,093)	(90,223)	(3,999,285)

INCOME TAXES	-	-	556,868

NET INCOME (LOSS)	$(482,093)	$(90,223)	$(4,556,153)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	114,410,440	79,938,305

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

___________________________________________________________________________________________________________

			Period from
			February 1, 2001
			(Inception of
	Three months ended		Exploration Stage)
	April 30,	April 30,	to April 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(482,093)	$(90,223)	$(4,556,153)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interest	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral rights	281,477	-	590,977
Gain on relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	100,000	-	419,814
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock compensation	-	-	699,937
Stock option expense	99,924	-	176,665
Changes in assets and liabilities:
Inventory	-	-	50,000
Other current assets	(66,533)	31,745	(138,225)
Accounts payable	(31,840)	37,168	491,050
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	42,365	-	560,471
Net cash (used in) operating activities	(56,700)	(21,310)	(3,769,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	297,564	-	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interest	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	297,564	-	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock and subscriptions		-	806,486
Proceeds from the exercise of stock options	-	-	35,000
Due to Subsidiary	45,000	-	45,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	(149,000)	-	(1,150,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by (used in) financing activities	(104,000)	-	445,486

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	136,864	(21,310)	116,792

Cash, beginning of period	315	-	20,387

Cash, end of period	$137,179	$(21,310)	$137,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$347,498
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd. to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$2,000,000	$-	$2,000,000

See the accompanying notes to the consolidated financial statements

______________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED APRIL 30, 2012

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in the Company’s Report on Form 8-K as filed July 3, 2012 and the Annual Report on Form 10-K for the year ended January 31, 2012.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Report on Form 8-K as filed July 3, 2012 and the Form 10-K for the year ended January 31, 2012, and are supplemented throughout the notes to condensed consolidated financial statements in this report. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Report on Form 8-K as filed July 3, 2012 and the Form 10-K for the year ended January 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation, except for $45,000 which is a result of Fischer-Watt Gold Company, Inc. having an April 30 first quarter end and its’ subsidiary New Fork Uranium Corporation having a March 31 first quarter end.

NOTE 2 - Mineral Properties

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc (“TUSA”), a wholly owned subsidiary of Tournigan Energy, Ltd. (“Tournigan Energy”). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy could elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

______________________________________________________________________________

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of April 30, 2012, the deposit for reclamation bonds has been reduced to $35,000.

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

Tournigan Energy also extended the repayment date of the first $530,000 of the reclamation bonds to December 15, 2009 and the repayment of the remaining $400,000, less the cost of the reclamation work, to September 30, 2010. Tournigan Energy agreed to accept a payment of $100,000 on December 15, 2009 as part payment of the $530,000 installment of the reclamation bond due on that date. The balance of $400,000, less the cost of reclamation work was to be paid from one half of subsequent equity share issues of common stock of the Company until paid in full. The $100,000 payment was made to Tournigan Energy as scheduled.

On December 22, 2010, Fischer-Watt paid Tournigan Energy $130,000 as a payment on its outstanding debt.

At April 30, 2011, after completion of reclamation, the balance due to Tournigan Energy was $600,000. This amount was to be repaid from one-half of the proceeds (net of issuance costs) of all equity share issues of common stock of the Company until Tournigan Energy has been paid in full.

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

Pursuant to the renegotiated terms between the Company and Tournigan Energy:

a) Tournigan Energy forgave the $600,000 payable by the Company;

b) Tournigan Energy converted its interests in the Company’s properties to a two percent (2%) NSR royalty up to a maximum of $10,000,000;

c) The Company is entitled to buy back up to one-half of this royalty for $3,000,000 at any time up to July 13, 2016, and thereby reduce the remaining royalty to a one percent (1%) NSR royalty capped at $5,000,000;

______________________________________________________________________________

d) The NSR royalty will apply to any uranium production by the Company in the Wyoming counties of Carbon, Fremont, Sublette and Sweetwater, and the South Dakota county of Fall River. These are all areas where the Company currently holds uranium property interests.

This transaction has been approved by the TSX Venture Exchange, as Tournigan Energy is listed in Toronto on the TSX Venture Exchange.

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

NOTE 3 - Acquisition of New Fork Uranium Corporation

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

______________________________________________________________________________

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

The transaction described above relating to the acquisition of New Fork was accounted for as a business combination in accordance with SFAS No. 141R (ASC Topic 805). A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 297,564
Prepaid expense	1,000
Mining Claims	58,689
Accounts payable	(69,030)
Acquired net assets (100%)	288,223

Purchase Price:
Issuance of 50,000,000 shares of stock	$ 2,000,000

Total	$ 2,000,000

Mineral rights	$ 1,711,777

Subsequent to the acquisition of New Fork, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $281,477 for the period ended April 30, 2012.

NOTE 4 - Earnings Per Share

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

______________________________________________________________________________

NOTE 5 - Going Concern Consideration

The Company has incurred operating losses of $19,909,268 since inception and had a working capital deficit of $ 467,730 at April 30, 2012 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 - Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial statements.

NOTE 7 - Accounts Payable and Accrued Expenses – Shareholders

During the quarter ending April 30, 2012, the Company repaid shareholder loans by a net amount of $149,000, along with $9,888 of accrued interest.

NOTE 8 - Asset Retirement Obligations and Restricted Deposits

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

______________________________________________________________________________

The balance of restricted deposits at April 30, 2012 was $35,000, which will be released upon future inspection by the Arizona BLM.

NOTE 9 - Stockholders’ Equity (Deficit)

During the quarter ended April 30, 2012, the Company issued 50,000,000 shares to the shareholders of New Fork at $0.04 per share, and 2,000,000 shares for services at $0.05 per share valued at $100,000.

NOTE 10 - Common Stock Options and Warrants

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

During the quarter ending April 30, 2012, the Company issued stock options of 2,500,000 to the officers and directors. The options were priced at $0.06 per share and expire 5 years from the date of issuance. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of these options was determined to be $99,924 based on the following assumptions: expected life of options of 5 years, expected volatility of 305.3%, risk-free interest rate of 1.01% and no dividend yield.

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 1, 2012	13,450,000	$0.25	2.02 yrs	$3,329,000
Issued	2,500,000	$0.06	4.89 yrs	150,000
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding at April 30, 2012	15,950,000	$0.22	2.13 yrs	$3,479,000
Exercisable at April 30, 2012	15,950,000	$0.22	2.13 yrs	$3,479,000

______________________________________________________________________________

The following table summarizes information about fixed-price stock options at April 30, 2012:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	2,000,000	4.08 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	2.75 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	2.75 yrs	$0.08	500,000	$0.08
$0.10	1,700,000	.08 yrs	$0.10	1,700,000	$0.10
$0.30	100,000	2.75 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	.75 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	3.75 yrs	$0.60	2,000,000	$0.60

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement. The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiration date of the warrants. Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt.  During the quarter ended April 30, 2012, 3,350,000 warrants expired.

		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Warrants at 1/31/12	3,766,666	0.12	0.17	451,999.92
Issued	-	-	-	-
Issued	-	-	-	-
Expired	(3,350,000)	0.12	-	-
Balance at 4/30/12	416,666	0.12	0.08	49,999.92

On April 30, 2012, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.12	416,666	.08 yrs	$50,000	$0.12	-

NOTE 11 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358.  As of April 30, 2012, $51,358 was owed to Minex Exploration for these services.

During 2011 James G. Baughman, our CEO and Director, was owed $8,000 in fees for his duties as CEO and $4,995 in expense reimbursements.  As of April 30, 2012, the entire amount of $12,995 was owed to Mr. Baughman.

______________________________________________________________________________

NOTE 12 - Commitments and Contingencies

On July 1, 2011, the Company entered into a consulting agreement with Capital Peak Partners, LLC to provide various corporate finance advisory services for $50,000.   As of April 30, 2012 an amount of $10,000 was owed to Capital Peak Partners, LLC for this agreement.

In March 2012, the Company entered into an agreement with Accredited Members, Inc. for a one-year subscription based investor communication service for $30,000 to be paid throughout the term of the agreement.  As of April 30, 2012, $22,500 was still owed for this agreement.

NOTE 13 - Subsequent Events

There were no subsequent events that require disclosure in these financial statements.

______________________________________________________________________________

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended January 31, 2012.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

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

Mineral Properties

Through several acquisitions, the Company evolved and has focused on building a portfolio of uranium mining claims in Wyoming, South Dakota and Arizona.  The most recent of which was the March 14, 2012 acquisition of New Fork.  New Fork's assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land.  These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming.  The Company’s existing Cyclone Rim claims cover a 28-mile extent of the western portion of this same roll-front trend.  This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity.  The Company now holds significant acreage on key uranium ground in the Red Desert.

______________________________________________________________________________

On March 19, 2012, James G. Baughman was appointed Chairman, President, CEO, and acting Chief Financial Officer to succeed Peter Bojtos who had held those positions since 2005.  Mr. Baughman is an experienced geologist and mining company executive with proven management skills, and possesses an international background in the mining industry. Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium and has also provided technical services and project management for a number of major and junior mining companies.

Results of Operations

The following discussion involves the results of operations for the quarters ended April 31, 2012 and April 30, 2011

The Company had no revenue during the quarters ended April 30, 2012 or 2011 from production as the Company had no properties in production.

General and administrative expenses for the quarter ended April 30, 2012, amounted to $160,323 compared to $54,091 for the quarter ended April 30, 2011.  This increase was largely attributable with costs associated with the New Fork acquisition.  General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed.

During the quarter ended April 30, 2012 we recognized $281,477 of impairment charges relating to our mineral rights compared to $-0- of impairment charges for the quarter ended April 30, 2011.  We believe our balance sheet correctly reflects the current fair value of our mineral rights; however, we will continue to test these assets for impairments on an annual basis.

For the quarter ended April 30, 2012, the Company reported a net loss of $482,093 compared to a net loss of $90,223 the quarter ended April 30, 2011.

Liquidity and Financial Condition

The Company had free cash on hand at April 30, 2012, of $137,179 compared to $315 on January 31, 2012. The increase was attributable to cash injected from the acquisition of New Fork.  The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $782,336 for the quarter ended April 30, 2012 compared to $845,654 for the quarter ended April 30, 2011 of which $766,083 and 839,040 respectively were owed to affiliates. Current assets amount to $314,606, resulting in a working capital deficit of $467,730 at April 30, 2012.

Cash used in operating activities for the quarter ended April 30, 2012 was $56,700 compared to $21,310 for the quarter ended April 30, 2011.

Cash provided from investing activities for the quarter ended April 30, 2012 was $297,564 compared to $-0- for the quarter ended April 30, 2011.  This increase was due to an infusion of cash from the New Fork acquisition.

______________________________________________________________________________

Cash used in financing activities for the quarter ended April 30, 2012 was $104,000 compared to $-0- for the quarter ended April 30, 2011.  This increase was due to adjustments with our notes payable in conjunction with the New Fork acquisition.

While the working capital deficit of $467,730 indicates an inability to pay bills and accrued interest, the Company recognizes that current debt to non-affiliates is not significant, being primarily its accounts payable of $16,253. The Company also recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses during its exploration stage and while management made progress in reducing its working capital deficit in the current quarter, the Company’s negative working capital position raises substantial doubt about the Company's ability to continue as a going concern.

Other

Management believes that the Company has adequately reserved its reclamation commitments. Management also believes that the Company is substantially in compliance with all environmental regulations.

While it intends to continue with its uranium exploration, management also continues to evaluate precious and/or base-metal mineral properties with a view to developing into a cash generating, profitable, producing mine. The chief area of interest is in the western United States.

Contractual Obligations

The Company entered into an employment agreement with James Baughman on March 19, 2012.  The term is indefinite and provides for an annual salary of $36,000.  Upon termination without cause, Mr. Baughman is entitled to two times the annual salary, two times the targeted annual bonus and accrued but unused vacation time.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

______________________________________________________________________________

Recently issued and adopted accounting pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations

On March 14, 2012, Fischer-Watt and the Shareholders of New Fork Uranium Corporation, a Wyoming corporation, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby the shareholders of Company sold all of the issued and outstanding shares of New Fork to the Fischer-Watt in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, $.001 par value, of Fischer-Watt.

The 50,000,000 shares of common stock of Fischer-Watt issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 share of Fischer-Watt’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

______________________________________________________________________________

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of April 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as3wesdx of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We had significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the acquisition of New Fork. Primarily we had changes in key personnel and changes in key policies and procedures as we integrated the results of this new entity. We continue to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.

______________________________________________________________________________

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

Exploration Stage Mining Company with No History of Operation

The Company is in its exploration stage, has very limited operating history, and is subject to all the risks inherent in a new business enterprise. For example, to date we have had no revenues and have relied upon equity financing to fund our operations. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company will operate, such as under-capitalization, personnel limitations, and limited revenue sources.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the three months ended April 30, 2012 and 2011 we suffered net losses of $473,545 and $85,836  respectively. At April 30, 2012 there was stockholders’ equity and working capital deficit of $467,730. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to continue to explore and then develop the Wyoming claims.  The Company is not engaged in any revenue producing activities and does not expect to do so in the near future.  Currently the Company’s sources of funding consist of the sale of additional equity securities, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Additionally financing, if available, will likely result in substantial dilution to existing stockholders.

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our board of directors monitor our overall costs and expenses and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have

______________________________________________________________________________

 sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration project at our Wyoming mining claim.  The Company may need to explore raising additional capital during fiscal 2012 so that it can continue to fully fund its planned operations.  The weak US and global economies combined with instability in global financial and capital markets have impacted the availability of funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Disruptions in the Global Financial and Capital Markets May Impact Our Ability to Obtain Financing.

The global financial and capital markets have experienced on-going volatility and disruption.  Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives.  In the past, the issuance of equity securities has been the major source of capital and liquidity for us.  The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Our Exploration Activities Require Significant Amounts of Capital that May Not Be Recovered.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further our exploration efforts, as well as operating and other costs. The cost of minerals exploration is often uncertain and cost overruns are common. Our drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

No Commercially Mineable Ore Body; Resources and Reserves

No commercially mineable ore body has been delineated on the Company’s properties, nor have any reserves been identified.  The Company is an exploration stage company and does not currently have any known reserves and cannot be expected to have reserves.  There can be no assurance that the Company’s claims will ever contain reserves and investors may lose their entire investment in the Company.

______________________________________________________________________________

There are numerous uncertainties inherent in estimating quantities of mineral resources such as gold, zinc, lead, and copper, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources will be realized.  In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results.  All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved.  For these reasons, estimates of the recoverable mineral resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.  No estimates of commerciality or recoverable mineral resources can be made at this time, if ever.

Our Business Plan is Highly Speculative and its Success Largely Depends on Mineral Development in the Wyoming Mining Claims

Although the Company holds mining claims South Dakota and Arizona, our business plan is focused primarily on developing and operating a mine in the Company’s Wyoming claims and to identify reserves, as described herein.  Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities.  Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities.  There can be no assurance that we will be successful in overcoming these risks.

Risks Inherent in the Mining Industry

The Company is subject to all of the risks inherent in the minerals exploration and mining industry and including, without limitation, the following:

•

competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties;

•

the Company might not be able raise enough money to pay the fees, taxes and perform labor necessary to maintain its concessions in good force;

•

exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, our exploration projects may not result in the discovery of commercially mineable deposits of ore;

______________________________________________________________________________

•

the probability of an individual prospect ever having reserves that meet the requirements of Securities Act Industry Guide 7 is extremely remote, or the properties may not contain any reserves, and any funds spent on exploration may be lost;

•

our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls and the Company may not be able to comply with these regulations and controls; and

•

a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining.

THE BUSINESS OF MINERAL EXPLORATION IS SUBJECT TO MANY RISKS:

Fluctuating Price for Metals

The Company’s operations will be greatly influenced by the prices of commodities, particularly the price of uranium but also including gold, zinc, lead, copper, and other metals.  These prices fluctuate widely and are affected by numerous factors beyond the Company’s control, including interest rates, expectations for inflation, speculation, currency values, in particular the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

Title to Our Mineral Properties May be Challenged

We attempt to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

Environmental Controls

Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company’s intended activities.  Our exploration operations require compliance with local and federal regulations. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.  In addition, if we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

______________________________________________________________________________

Availability of Water

Water is essential in all phases of the exploration and development of mineral properties.  It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining.  Mining and ore processing requires large volumes of water.  Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete.  Although work completed thus far indicates that an adequate supply of water can probably be developed in the area for an underground mining operation, the Company will need to complete an additional water exploration program to determine if there is sufficient water available for an open pit mining operation.

Shortages of Supplies and Materials

The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits.  The prices at which such supplies and materials are available have also greatly increased.  Our planned operations would likely be subject to delays due to such shortages and that further price escalations will increase the Company’s costs of such supplies and materials.  Experience of the Company and of others in the industry is that suppliers are currently often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.

Availability of Outside Engineers and Consultants

The Company is heavily dependent upon outside engineers and other professionals to complete work on its exploration projects.  The mining industry has experienced significant growth over the last several years and as a result, many engineering and consulting firms have experienced a shortage of qualified engineering personnel.  The Company closely monitors its outside consultants through regular meetings and review of resource allocations and project milestones.  However, the lack of qualified personnel combined with increased mining projects could result in delays in completing work on our exploration projects or result in higher costs to keep personnel focused on our project.

Operational Hazards; Uninsured Risks

The Company is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions.  These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability.  The Company may not

______________________________________________________________________________

be insured against all losses or liabilities, which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.  Although the Company maintains insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation.  The realization of any significant liabilities in connection with our mining activities as described above could negatively affect our results of operations and the price of our common stock.

Need for Additional Key Personnel; Reliance on Officers and Directors

At the present, the Company employs one full-time employee in the United States, and relies in large part on the personal efforts of its officers and directors. The success of the Company’s proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

RISKS RELATED TO OUR SECURITIES

The Company does not intend to declare any dividends in the foreseeable future.  The Company intends to retain any of its profits to fund the Company’s business operations.  Investors who require income from dividends should not purchase our common stock.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.  The Company has no agreement with any broker or dealer to act as a market maker for its securities and there is no assurance that it will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. This in part, has resulted in very low trading volume of our common stock.  The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.   Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other

______________________________________________________________________________

information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.  In general, buying low-priced penny stocks is very risky and speculative.  The Company’s common stock is currently defined as a penny stock under the Securities and Exchange Act of 1934, and rules thereunder.   You may not be able to sell your shares when you want to do so, if at all.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

As a company with a class of securities registered pursuant to the 1934 Act the Company has significant obligations under the 1934 Act. Having a class of securities registered under the 1934 Act is a time consuming and expensive process and subjects the company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations would be expensive and could require a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

______________________________________________________________________________

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company hereby incorporates the security issuances described in Item 3.02 to the Company’s Form 8-K filed March 30, 2012.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Item 5.  OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation, as amended. Filed as Exhibit 2.3 to Form 10-QSB filed January 6, 1998 and incorporated herein by reference.

3.2	By-laws of the Corporation. Amended and Restated. Filed as Exhibit 3.3 to Form 10-QSB filed December 16, 1996 and incorporated herein by reference.

10.1	Stock Purchase Agreement. Filed as Exhibit 10.1 to Form 8-K filed March 20, 2012 and incorporated herein by reference.

10.2	Employment Agreement, dated March 19, 2012, between Fischer-Watt Gold Company, Inc. and James G. Baughman. Filed as Exhibit 10.2 to Form 8-K filed March 20, 2012 and incorporated herein by reference.

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISCHER-WATT GOLD COMPANY, INC.

Date:	July 3, 2012	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer

______________________________________________________________________________