Form 10-Q
period 2012-07-31
FISCHER WATT GOLD CO INC
filed 2012-09-14
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

There were 141,062,125 shares of the issuer's common stock, par value $0.001, outstanding as of September 7, 2012.

_________________________________________________________________________________________

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

_________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2012

_________________________________________________________________________________________

ITEM 1. Financial Statements and Notes

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________________

	July 31	January 31
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$46,205	$315
Restricted deposits	35,000	35,000
Prepaid and other current assets	107,971	74,894
Total Current Assets	189,176	110,209

OTHER ASSETS
Mineral interests	1,400,000	-
Total Other Assets	1,400,000	-

TOTAL ASSETS	$1,589,176	$110,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,161	$6,614
Accounts payable and accrued expenses - related party	260,193	227,373
Note payable shareholders	191,000	340,000
Accounts payable and accrued expenses - shareholders	271,667	271,667
Total Current Liabilities	742,021	845,654

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized
141,062,125 and 87,062,125 shares issued and outstanding, respectively	141,061	87,061
Additional paid-in capital	20,800,593	18,604,669
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(4,741,384)	(4,074,060)
Total Stockholders' Equity (Deficit)	847,155	(735,445)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,589,176	$110,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

_________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

______________________________________________________________________________________

					February 1, 2001
					(Inception of
	Three Months Ended		Six Months Ended		Exploration Stage)
	July 31		July 31		to July 31
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	-	-	50,000
Exploration expense	66,039	31,745	97,784	63,490	1,543,807
Impairment of mineral interests	-	-	281,477	-	590,977
Write down of inventory to market value	-	-	-	-	125,000
General and administrative	112,415	154,027	272,738	208,118	4,302,221
TOTAL OPERATING EXPENSES	178,454	185,772	651,999	271,608	6,612,005

INCOME (LOSS) FROM OPERATIONS	(178,454)	(185,772)	(651,999)	(271,608)	(6,567,765)

OTHER INCOME (EXPENSES)
Interest expense - related party	(6,777)	(4,927)	(15,325)	(9,853)	(138,829)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	504	2,404,688
Interest income	-	4	-	39	37,705
TOTAL OTHER INCOME (EXPENSES)	(6,777)	(4,923)	(15,325)	(9,309)	2,370,499

INCOME (LOSS) BEFORE TAXES	(185,231)	(190,695)	(667,324)	(280,917)	(4,197,266)

INCOME TAXES	-	-	-	-	556,868

NET INCOME (LOSS)	$(185,231)	$(190,695)	$(667,324)	$(280,917)	$(4,754,134)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	140,170,821	80,571,272	127,393,617	80,571,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

_________________________________________________________________________________________

Fischer-Watt Gold Company, Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

______________________________________________________________________________________

					Period from
					February 1, 2001
					(Inception of
		Six months ended			Exploration Stage
		July 31		July 31	to July 31
		2012		2011	2012
		(unaudited)		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(667,324)		$(280,917)	$(4,754,134)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interests		-		-	(2,235,000)
Writedown of inventory to market value		-		-	125,000
Impairment of mineral interests		281,477		-	590,977
Relief of payables and other indebtedness		-		-	(66,935)
Depreciation		-		-	7,062
Common stock issued for services		100,000		32,000	419,814
Stock subscriptions related to services provided		-		-	82,750
Stock options issued for services		-		-	75,500
Stock based compensation					699,937
Stock option expense		99,924		76,741	176,665
Changes in assets and liabilities:
Inventory		-		-	50,000
Prepaids and other current assets		56,912		63,490	(14,780)
Accounts payable and accrued expenses		(56,483)		53,986	466,407
Asset retirement obligation		-		-	(52,000)
Accounts payable and accrued expenses - shareholders		32,820		-	563,676
Net cash (used in) operating activities		(152,674)		(54,700)	(3,865,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition		297,564		-	297,564
Cash received in Tournigan acquisition		-		-	12,829
Proceeds from sale of mineral interests		-		-	2,235,000
Release of reclamation bonds		-		-	895,000
Net cash provided by investing activities		297,564		-	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.		-		-	(330,000)
Cash received from sale of common stock and subscriptions		50,000		-	856,486
Proceeds from the exercise of stock options		-		-	35,000
Proceeds from notes payable - shareholder		-		-	350,500
Repayment of note payable - shareholder		(149,000)		-	(1,150,568)
Capital contribution by shareholder		-		-	689,068
Net cash provided by (used in) financing activities		(99,000)		-	450,486

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS		45,890		(54,700)	25,818

Cash, beginning of period		315		58,764	20,387

Cash, end of period		$46,205		$4,064	$46,205

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$		$		$864,068
Conversion of notes payable and accrued interest to common stock	$		$		$187,500
Conversion of amounts due to shareholders to common stock	$		$		$374,089
Conversion of amounts due to shareholders upon exercise of
stock warrants	$		$		$116,000
Common shares issued for stock subscriptions	$		$		$433,813
Conversion of amounts due to affiliate to stock subscription	$		$		$131,282
Purchase of inventory via direct payment by shareholder	$		$		$175,000
Contribution of accounts payable and accrued expenses - shareholder	$		$		$50,000
Contribution of amounts due Tournigan Energy Ltd. to capital	$		$		$873,327
Common shares issued for New Fork acquisition		$2,000,000	$		$2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

_________________________________________________________________________________________

FISCHER-WATT GOLD COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Fischer-Watt Gold Company, Inc. (“Ficsher-Watt” or the “Company”), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Report on Form 8-K as filed July 3, 2012 and the Annual Report on Form 10-K for the year ended January 31, 2012.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

______________________________________________________________________________

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of July 31, 2012, the deposit for reclamation bonds remains $35,000.

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

______________________________________________________________________________

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

The transaction described above relating to the acquisition of TUSA was accounted for as a business combination. A summary of the transaction is presented below:

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

______________________________________________________________________________

The 50,000,000 shares of common stock of the Company issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

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

The transaction described above relating to the acquisition of New Fork was accounted for as a business combination. A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 297,564
Prepaid expenses and other assets	89,958

Accounts payable	(69,030)
Acquired net assets (100%)	318,523

Purchase Price:
Issuance of 50,000,000 shares of stock	$2 ,000,000

Total	$2,000,000

Mineral rights	$1,684,477

Subsequent to the acquisition of New Fork, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $281,477 for the quarter ended April 30, 2012.

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

______________________________________________________________________________

NOTE 5 - Going Concern Consideration

The Company has incurred operating losses of $20,094,499 since inception and had a working capital deficit of $552,845 at July 31, 2012 and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 - Notes Payable – Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bears interest at 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms.  On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total at the time of $340,000.  The terms of the loans and interest rates are the same.  The Company repaid $149,000 related to the loans during the six months ended July 31, 2012.  The balance outstanding on the Notes Payable – Shareholder totaled $191,000 as of July 31, 2012.

NOTE 7 - Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming. The Company posts restricted deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

During 2008 and 2009, TUSA carried out the required reclamation work and reseeding of affected areas in Wyoming. During the year ended January 31, 2010, the Wyoming Department of Environmental Quality (WDEQ) inspected the property and subsequently released $575,600 of restricted deposits. Approximately $340,000 of this amount was used to pay annual mineral claim fees, $200,000 was paid to Tournigan Energy, and the balance was used for operations.

During the year ended January 31, 2011, the remaining reclamation work was completed, and $304,400 of restricted deposits were released. Approximately $127,000 of this amount was used to pay annual mineral claim fees, $130,000 was paid to Tournigan Energy, and $47,000 was used for operations.

______________________________________________________________________________

The balance of restricted deposits at July 31, 2012 was $35,000, which will be released upon future inspection by the Arizona BLM.

NOTE 8 - Stockholders’ Equity (Deficit)

During the six months ended July 31, 2012, the Company issued 50,000,000 shares to the shareholders of New Fork at $0.04 per share, 2,000,000 shares for services at $0.05 per share valued at $100,000, and 2,000,000 units each consisting of one common share and one half warrant for cash of $50,000.

NOTE 9 - Common Stock Options and Warrants

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

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 1, 2012	13,450,000	$0.25	2.02 yrs	$0.00
Issued	2,500,000	$0.06	4.63 yrs	$0.00
Exercised	-	-	-
Expired/Cancelled	(1,700,000)	$0.10	-	$0.00
Outstanding at July 31, 2012	14,250,000	$0.23	2.82 yrs	$0.00
Exercisable at July 31, 2012	14,250,000	$0.23	2.82 yrs	$0.00

______________________________________________________________________________

The following table summarizes information about stock options at July 31, 2012:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	2,000,000	3.81 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	2.48 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	2.48 yrs	$0.08	500,000	$0.08
$0.30	100,000	2.48 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	.35 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	3.35 yrs	$0.60	2,000,000	$0.60
$0.06	2,500,000	4.64 yrs	$0.06	2,500,000	$0.06

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement. The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiration date of the warrants. Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt. During the six months ended July 31, 2012, 3,766,666 warrants expired.

On June 19, 2012 the company issued 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of our common stock at $0.05 per share within a three year period.

		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Warrants at 1/31/12	3,766,666	$0.12	0.17	$0.00
Issued	1,000,000	$0.05	2.92	$0.00
Issued	-	-	-	-
Expired	(3,766,666)	$0.12	-	$0.00
Balance at 7/31/12	1,000,000	$0.05	2.92	$0.00

______________________________________________________________________________

On July 31, 2012, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.05	1,000,000	3.0 yrs	$50,000	$0.05	$0.00

NOTE 10 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of July 31, 2012, $51,358 was owed to Minex Exploration for these services.

During 2011 James G. Baughman, our CEO and Director, was owed $8,000 in fees for his duties as CEO and $4,995 in expense reimbursements. As of July 31, 2012, the entire amount of $12,995 was owed to Mr. Baughman.

NOTE 11 - Subsequent Events

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and the payment of general operating expenses of the Company.  The note payable accumulates interest at a rate of 15% per annum and is payable on or before October 30, 2012.  In addition, the note is secured by all of the property of the Company.  The Company issued a five year warrant to the lender to purchase 6,814,000 shares of Company common stock, exercisable at $0.02 per share.

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

Results of Operations

The following discussion involves the results of operations for the quarters ended July 31, 2012 and July 31, 2011.

The Company had no revenue during the quarters ended July 31, 2012 or 2011 from production as the Company had no properties in production.

Exploration expenses for the quarter ended July 31, 2012 were $66,039 compared to $31,745 for the quarter ended July 31, 2011.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the quarter ended July 31, 2012 amounted to $112,415 compared to $154,027 for the quarter ended July 31, 2011.  General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed.

For the quarter ended July 31, 2012, the Company reported a net loss of $185,231 compared to a net loss of $190,695 the quarter ended July 31, 2011.

The following discussion involves the results of operations for the six months ended July31, 2012 and July 31, 2011

The Company had no revenue during the six months ended July 31, 2012 or 2011 from production as the Company had no properties in production.

Exploration expenses for the six months ended July 31, 2012 were $97,784compared to $63,490 for the six months ended July 31, 2011.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the six months ended July 31, 2012 amounted to $272,738 compared to $208,118 for the six months ended July 31, 2011.  This increase was largely attributable with costs associated with the New Fork acquisition.  General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed.

During the six months ended July 31, 2012 we recognized $281,477 of impairment charges relating to our mineral interests compared to $-0- of impairment charges for the six months ended July 31, 2011.  The impairment charges resulted from the Company’s evaluation of certain mineral interests associated with the New Fork acquisition.

______________________________________________________________________________

For the six months ended July 31, 2012, the Company reported a net loss of $667,324 compared to a net loss of $280,917 the six months ended July 31, 2011.

Liquidity and Financial Condition

The Company had free cash on hand at July 31, 2012, of $46,205 compared to $315 on January 31, 2012. The increase was attributable to cash injected from the acquisition of New Fork.  The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $742,021 on July 31, 2012 compared to $845,654 on January 31, 2012 of which $722,860 and 839,040 respectively were owed to affiliates. Current assets amount to $189,176 resulting in a working capital deficit of $552,845 at July 31, 2012.

Cash used in operating activities for the six months ended July 31, 2012 was $152,674 compared to $54,700 for the six months ended July 31, 2011.

Cash provided from investing activities for the six months ended July 31, 2012 was $297,564 compared to $-0- for the six months ended July 31, 2011.  This increase was due to an infusion of cash from the New Fork acquisition.

Cash used in financing activities for the six months ended July 31, 2012 was $99,000 compared to $-0- for the six months ended July 31, 2011.  This increase was due to the repayment of a note payable to a shareholder offset by the sale of common stock.

While the working capital deficit of $552,845 indicates an inability to pay bills and accrued interest, the current debt to non-affiliates is not significant, being primarily its accounts payable of $19,161. The Company recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

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

______________________________________________________________________________

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

Recently issued and adopted accounting pronouncements

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

The 50,000,000 shares of common stock of Fischer-Watt issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of Fischer-Watt’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

______________________________________________________________________________

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of July 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

We had significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the acquisition of New Fork. Primarily we had changes in key personnel and changes in key policies and procedures as we integrated the results of this new entity. We continue to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

______________________________________________________________________________

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-Q, as filed on July 6, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On June 19, 2012 the company issued 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of our common stock at $0.05 per share within a three year period.  The Company received $50,000 for the purchase of these securities.  The common stock and warrant were issued to the investor in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.  No commissions or other remuneration were paid on the transaction.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

FISCHER-WATT GOLD COMPANY, INC.

Date:	September 14, 2012	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer

______________________________________________________________________________