Form 10-Q
period 2012-10-31
Cyclone Uranium Corp
filed 2012-12-17
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT

Commission file number: 0-17386

CYCLONE URANIUM CORPORATION

 (Exact name of the registrant as specified in its charter)

Nevada	88-0227654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2186 S. Holly St., Suite 104

Denver, CO  80222

(Address of principal executive offices)

303-800-0678

Telephone number, including

Area code

 FISCHER-WATT GOLD COMPANY, INC.

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

There were 141,062,125 shares of the issuer's common stock, par value $0.001, outstanding as of December 6, 2012.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2012

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

ITEM 1. Financial Statements and Notes

Cyclone Uranium Corporation

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

_________________________________________________________________________________________

	October 31,	January 31,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$80,632	$315
Restricted deposits	35,000	35,000
Prepaid and other current assets	217,607	74,894
Total Current Assets	333,239	110,209

OTHER ASSETS
Mineral interests	1,400,000	-
Total Other Assets	1,400,000	-
TOTAL ASSETS	$1,733,239	$110,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,508	$6,614
Accounts payable and accrued expenses - related party	284,936	227,373
Notes payable shareholders	191,000	340,000
Note payable	300,000	-
Accounts payable and accrued expenses - shareholders	271,667	271,667
Total Current Liabilities	1,100,111	845,654

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 shares authorized 141,062,125 and 87,062,125 shares issued and outstanding, respectively	141,061	87,061
Additional paid-in capital	20,932,925	18,604,669
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(5,087,743)	(4,074,060)
Total Stockholders' Equity (Deficit)	633,128	(735,445)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,733,239	$110,209

The accompanying notes are an integral part of these financial statements.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cyclone Uranium Corporation

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

__________________________________________________________________________________________

					February 1, 2001
					(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage)
	October 31,		October 31,		to October 31,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	-	-	50,000
Exploration expense	66,584	33,455	164,368	96,945	1,610,391
Impairment of mineral interests	-	-	281,477	-	590,977
Write down of inventory to market value	-	-	-	-	125,000
General and administrative	132,856	104,086	405,594	312,203	4,435,077
TOTAL OPERATING EXPENSES	199,440	137,541	851,439	409,148	6,811,445

(LOSS) FROM OPERATIONS	(199,440)	(137,541)	(851,439)	(409,148)	(6,767,205)

OTHER INCOME (EXPENSES)
Interest expense – related party	(6,947)	(7,800)	(22,272)	(17,653)	(145,776)
Interest expense	(139,976)	-	(139,976)	-	(139,976)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	-	504	2,404,688
Interest income	4	-	4	39	37,709
TOTAL OTHER INCOME (EXPENSES)	(146,919)	(7,800)	(162,244)	(17,110)	2,223,580

(LOSS) BEFORE TAXES	(346,359)	(145,341)	(1,013,683)	(426,258)	(4,543,625)

INCOME TAXES	-	-	-	-	556,868

NET (LOSS)	$(346,359)	$(145,341)	$(1,013,683)	$(426,258)	$(5,100,493)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	141,062,125	81,016,275	131,999,854	80,513,655

The accompanying notes are an integral part of these financial statements.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cyclone Uranium Corporation

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

__________________________________________________________________________________________

			Period from
			February 1, 2001
			(Inception of
	Nine months ended		Exploration Stage
	October 31,	October 31,	to October 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,013,683)	$(426,258)	$(5,100,493)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	281,477	-	590,977
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	100,000	95,280	419,814
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	75,500
Stock based compensation			699,937
Non cash interest expense	132,332		132,332
Stock option expense	99,924	76,741	176,665
Changes in assets and liabilities:
Inventory	-	-	50,000
Prepaid and other current assets	(52,724)	(31,745)	(124,416)
Accounts payable and accrued expenses	(5,341)	53,550	517,549
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	39,768	-	570,624
Net cash (used in) operating activities	(418,247)	(232,432)	(4,130,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	297,564	-	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	297,564	-	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	50,000	-	856,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	300,000	-	300,000
Proceeds from notes payable - shareholder	-	180,000	350,500
Repayment of note payable - shareholder	(149,000)	-	(1,150,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	201,000	180,000	750,486

INCREASE(DECREASE) IN CASH	80,317	(52,432)	60,245

Cash, beginning of period	315	58,764	20,387

Cash, end of period	$80,632	$6,332	$80,632

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$141,681	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$231,498	$347,498
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$600,000	$873,327
Common shares issued for New Fork acquisition	$2,000,000	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Cyclone Uranium Corporation (formerly Fischer-Watt Gold Company, Inc., referred to herein as “Fischer-Watt” or the “Company”), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

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

NOTE 2 - Mineral Interests

On February 27, 2009, the Company completed the acquisition of 100% of the common shares of Tournigan USA, Inc. (“TUSA”), a wholly owned subsidiary of Tournigan Energy, Ltd. (“Tournigan Energy”). As consideration for this transaction, the Company issued Tournigan Energy an interest-free promissory note in the amount of $325,327. In addition, the Company agreed to secure the release of, or reimburse Tournigan Energy for, the existing reclamation bonds on the properties in the amount of $930,000, less any applicable reclamation costs. The Company granted Tournigan Energy a 30% carried interest on each of the existing properties up to the completion of a feasibility study for any project encompassing any of these properties. At that point, Tournigan Energy could elect to convert its interest into a 30% contributing working interest or allow its interest to dilute to a 5% net profits interest.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of October 31, 2012, the deposit for reclamation bonds remains $35,000.

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

The 50,000,000 shares of common stock of the Company issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

New Fork holds 521 mining claims in the areas adjacent to the Company’s Cyclone Rim uranium exploration properties in Sweetwater County, Wyoming. New Fork’s assets are comprised of 521 federal mining claims covering about 10,000 acres of Bureau of Land Management (“BLM”) land. These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming. The Company’s existing Cyclone Rim claims cover a 28 mile extent of the western portion of this same roll-front trend. This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity. The Company now holds significant acreage on key uranium ground in the Red Desert.

The transaction described above relating to the acquisition of New Fork was accounted for as a business combination. A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 297,564
Prepaid expenses and other assets	89,989

Accounts payable	(69,030)
Acquired net assets (100%)	318,523

Purchase Price:
Issuance of 50,000,000 shares of stock	$ 2,000,000

Total	$ 2,000,000

Mineral rights	$1,681,477

Subsequent to the acquisition of New Fork, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $281,477 for the quarter ended April 30, 2012.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 4 – Earnings (Loss) Per Share

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

NOTE 5 - Going Concern

The Company has incurred operating losses of $20,440,858 since inception and has a working capital deficit of $766,872 at October 31, 2012.  The Company has no current revenue producing operations and is in default on its $300,000 note dated August 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve and sustain efficient revenue producing operations. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties. While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 6 - Notes Payable – Shareholder

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bears interest at 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms.  On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total at the time of $340,000.  The terms of the loans and interest rates are the same.  The Company repaid $149,000 related to the loans during the nine months ended October 31, 2012.  The balance outstanding on the Notes Payable – Shareholder totaled $191,000 as of October 31, 2012.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  In addition, the note is secured by all of the property of the Company.  In connection with the financing agreement, the Company issued a five year warrant to the lender to purchase 6,814,000 shares of Company common stock, exercisable at $0.02 per share.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

As of October 31, 2012, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

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

The balance of restricted deposits at October 31, 2012 was $35,000, which may be released upon future inspection by the Arizona BLM.

NOTE 8 - Stockholders’ Equity (Deficit)

During the nine months ended October 31, 2012, the Company issued 50,000,000 shares to the shareholders of New Fork at $0.04 per share, 2,000,000 shares for services at $0.05 per share valued at $100,000, and 2,000,000 units each consisting of one common share and one half warrant for cash of $50,000.

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

During the quarter ending April 30, 2012, the Company issued stock options of 2,500,000 to the officers and directors. The options were priced at $0.06 per share and expire five years from the date of issuance. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of these options was determined to be $99,924 based on the following assumptions: expected life of options of 5 years, expected volatility of 305.3%, risk-free interest rate of 1.01% and no dividend yield.

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 1, 2012	13,450,000	$0.25	2.02 yrs	$0.00
Issued	2,500,000	$0.06	4.38 yrs	$0.00
Exercised	-	-	-
Expired/Cancelled	(1,700,000)	$0.10	-	$0.00
Outstanding at October 31, 2012	14,250,000	$0.23	2.57 yrs	$0.00
Exercisable at October 31, 2012	14,250,000	$0.23	2.57 yrs	$0.00

The following table summarizes information about stock options at October 31, 2012:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	2,000,000	3.55 yrs	$0.05	2,000,000	$0.05
$0.06	3,150,000	2.22 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	2.22 yrs	$0.08	500,000	$0.08
$0.30	100,000	2.22 yrs	$0.30	100,000	$0.30
$0.40	4,000,000	.10 yrs	$0.40	4,000,000	$0.40
$0.60	2,000,000	3.10 yrs	$0.60	2,000,000	$0.60
$0.06	2,500,000	4.38 yrs	$0.06	2,500,000	$0.06

During the year ended January 31, 2011, the Company issued 6,626,486 warrants in connection with a private placement. The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiration date of the warrants. Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt. During the nine months ended October 31, 2012, 3,766,666 warrants expired.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

On June 19, 2012 the Company issued 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $0.05 per share within a three year period.

On August 31, 2012, in connection with a note payable, the Company entered into a Warrant Purchase Agreement with an unaffiliated accredited investor. As part of the terms of the note, the Company issued a five year warrant to the lender to purchase 6,814,000 shares of Company common stock, exercisable at $0.02 per share. The fair value of these warrants at the date of grant was $132,332 using a Black Scholes option pricing model and the following assumptions: expected life of warrants is five years, expected volatility rate of 194.81%, risk free rate of 0.59%, and an exercise price of $0.02.  The $132,332 was amortized to interest expense over the term of the bridge loan.

On October 31, 2012, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.05	1,000,000	2.63 yrs	$50,000	$0.05	$0.00
$0.02	6,814,000	4.84 yrs	$136,280	$0.02	$0.00

NOTE 10 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of October 31, 2012, $51,358 was owed to Minex Exploration for these services.

Prior to the acquisition of New Fork in March 2012, former employees of the Company had advanced/loaned the Company money.  Outstanding liabilities related to the advances/loans as of October 31, 2012 include $191,000 in notes payable, $284,936 in accounts payable and accrued expenses to related parties and $271,667 in accounts payable and accrued expenses - shareholders.

NOTE 11 - Subsequent Events

On September 17, 2012 the Company’s Board of Directors and on November 12, 2012 the Company’s shareholders approved an amendment to change the name of the Company to Cyclone Uranium Corporation and also to increase the Company’s authorized shares of common stock to 600,000,000.  The Company filed an amendment to its Articles of Incorporation on December 5, 2012 to effect the name change and increase the authorized capital of the Company.  The amendment was effective on December 14, 2012.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Overview

Cyclone Uranium Corporation (formerly known as Fischer-Watt Gold Company, Inc., collectively with its subsidiaries, "Fischer-Watt", "FWG" or the "Company"), was formed under the laws of the State of Nevada in 1986. Fischer-Watt's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or  mineral  claims or any  right,  title or  interest  therein;  and to search, explore,  prospect or drill for and exploit ores and minerals therein or thereupon.

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Results of Operations

The following discussion involves the results of operations for the quarters ended October 31, 2012 and October 31, 2011.

The Company had no revenue from production during the quarters ended October 31, 2012 or 2011 as the Company had no properties in production.

Exploration expenses for the quarter ended October 31, 2012 were $66,584 compared to $33,455 for the quarter ended October 31, 2011.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the quarter ended October 31, 2012 amounted to $132,856 compared to $104,086 for the quarter ended October 31, 2011.  General and administrative expenses increased approximately 27% primarily due to increased professional services incurred during the quarter.

Total other expenses for the quarter ended October 31, 2012 were $146,919 compared to $7,800 for the quarter ended October 31, 2011.  Most of this increase was attributable to the interest expense associated with warrants issued during the most recent quarter.

For the quarter ended October 31, 2012, the Company reported a net loss of $346,359 compared to a net loss of $145,341 for the quarter ended October 31, 2011.

The following discussion involves the results of operations for the nine months ended October 31, 2012 and October 31, 2011.

The Company had no revenue from production during the nine months ended October 31, 2012 or 2011 as the Company had no properties in production.

Exploration expenses for the nine months ended October 31, 2012 were $164,368 compared to $96,945 for the nine months ended October 31, 2011.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the nine months ended October 31, 2012 amounted to $405,594 compared to $312,203 for the nine months ended October 31, 2011.  This increase was largely attributable with costs associated with the New Fork acquisition and additional professional service costs incurred.  General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

Total other expenses for the nine months ended October 31, 2012 were $162,244 compared to $17,110 for the nine months ended October 31, 2011.  Most of this increase was attributable to the interest expense associated with warrants issued during the most recent quarter.

During the nine months ended October 31, 2012 the Company recognized $281,477 of impairment charges relating to our mineral interests compared to $-0- of impairment charges for the nine months ended October 31, 2011.  The impairment charges resulted from the Company’s evaluation of certain mineral interests associated with the New Fork acquisition.

For the nine months ended October 31, 2012, the Company reported a net loss of $1,013,683 compared to a net loss of $426,258 for the nine months ended October 31, 2011.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at October 31, 2012, of $80,632 compared to $315 on January 31, 2012. The increase was attributable to cash injected from the acquisition of New Fork and note payable from an unaffiliated accredited investor.  The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,100,111 on October 31, 2012 compared to $845,654 on January 31, 2012 of which $747,603 and $839,040, respectively, were owed to affiliates.  The Company increased its current liabilities due to a $300,000 bridge loan from a non-affiliate on August 31, 2012, which is currently in default.  Current assets amount to $333,239 resulting in a working capital deficit of $766,872 at October 31, 2012.

Cash used in operating activities for the nine months ended October 31, 2012 was $418,247 compared to $232,432 for the nine months ended October 31, 2011.

Cash provided from investing activities for the nine months ended October 31, 2012 was $297,564 compared to $-0- for the nine months ended October 31, 2011.  This increase was due to an infusion of cash from the New Fork acquisition.

Cash provided by financing activities for the nine months ended October 31, 2012 was $201,000 compared to $180,000 for the nine months ended October 31, 2011.  The increase was primarily due to proceeds from the sale of  common stock and a bridge loan, offset by repayment of a portion of a shareholder note payable.

The Company recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since inception and has a significant negative working capital position.  These issues raise substantial doubt about the Company's ability to continue as a going concern.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

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

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

              RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Changes in Internal Control Over Financial Reporting

We had significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the acquisition of New Fork. Primarily we had changes in key personnel and changes in key policies and procedures as we integrated the results of this new entity. We continue to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

On the October 30, 2012 maturity date, the Company failed to pay the principal and interest outstanding on the August 31, 2012 Secured Convertible Promissory Note issued by the Company to an unaffiliated accredited investor.  As such, the Company is in default under the note, which is secured by all of the real and personal property of the Company.  The default interest rate on the note is 45%.  The principal amount of the note is $300,000. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation, as amended. Filed herewith.

3.2	By-laws of the Corporation. Amended and Restated. Filed herewith.

10.1	Note and Warrant Purchase Agreement, dated August 31, 2012 between the Corporation and BOCO Investments, LLC. Filed herewith.

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

 ----------------------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLONE URANIUM CORPORATION

Date:	December 17, 2012	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer

 ----------------------------------------------------------------------------------------------------------------------------------------------------------