Form 10-K
period 2013-01-31
Cyclone Uranium Corp
filed 2013-05-16
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number  0-17386

CYCLONE URANIUM CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2012, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $1,654,773.  The total number of shares of Common Stock issued and outstanding as of  May 10, 2013 was 141,062,125

EXCHANGE RATES

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

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART I

Item 1.   Business.

Introduction

Cyclone Uranium Corporation (“Cyclone” or the “Company”) formerly known as Fischer-Watt Gold Company, Inc. is a junior mineral exploration company with a portfolio of uranium properties in Wyoming, South Dakota and Arizona. Cyclone was incorporated in Nevada in 1986.  On March 14, 2012, Cyclone acquired the assets of New Fork Uranium Corp. for stock, further strengthening its land position with strategically located claims and leases in the Cyclone Rim area of the Wyoming Red Desert. Cyclone changed its name from Fischer-Watt Gold Company, Inc. in December, 2012.

In 2009 Cyclone acquired a 100% interest in Tournigan Energy Ltd and with the New Fork Uranium Corp. acquisition now holds 30,000 acres of claims in Wyoming (1,376 federal claims and three state leases), South Dakota (51 federal claims) and Arizona (31 federal claims).  Between 2006 and 2008 approximately $7.0 million was invested in uranium exploration activities on certain of these claims.  The core area of focus is Cyclone Rim of Sweetwater County, Wyoming, where the claims cover roughly 28 miles of land hosting sinuous roll-front.  The acquisition of New Fork Uranium Corp. added ten claim blocks containing 521 claims in the heart of the Great Divide Basin, which is one of the focal points of uranium exploration in the United States.

The assets acquired from New Fork Uranium Corp. include 521 federal mining claims (10,500 acres over 16 square miles) in Sweetwater County, Wyoming.  Cyclone holds extensive historical data on these claims obtained from the Wyoming Geological Survey.  Drill maps of drilling conducted by Kerr McGee is the most complete and show numerous uranium ore holes drilled on New Fork claims. Management believes these claims reflect uranium mineralization through surface work and subsequent drill programs.  These claims, which are in close proximity to other operators that are investing heavily in exploration activities, are on trend to uranium mineralization found in the Eocene Battle Springs Formation that is a coarse, arkosic sandstone interbedded with intermittent mudstone, claystone, and siltstone.

Employees

The Company has one full time employee.

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

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the year ended January 31, 2013 and 2012 we suffered net losses of $1,285,247 and $499,527 respectively. At January 31, 2013 there was a working capital deficit of $982,719. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

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

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our board of directors monitor our overall costs and expenses and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration project at our Wyoming mining claim.  The Company may need to explore raising additional capital during fiscal 2013 so that it can continue to fully fund its planned operations.  The weak US and global economies combined with instability in global financial and capital markets have impacted the availability of funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

The independent auditors’ report on our financial statements reflect a “going concern” explanatory paragraph.

As a result of our losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of, and for the year ended, January 31, 2013, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

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

We may not be able to renew our annual leases with the Wyoming Bureau of Land Management.

Certain of our mining claims acquired from New Fork are subject to annual renewal payments of approximately $200,000 in the aggregate.  In order to make these payments each year, we must raise funds either through the sale of capital or the issuance of debt.  There are no assurances that we will be able to raise the funds required to make the annual lease payments. Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for us to obtain funding to allow us to renew these claims, which could materially impact our business operations and business plan.

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

There are numerous uncertainties inherent in estimating quantities of mineral resources such as uranium, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources will be realized.  In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results.  All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved.  For these reasons, estimates of the recoverable mineral resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.  No estimates of commerciality or recoverable mineral resources can be made at this time, if ever.

Our Business Plan is Highly Speculative and its Success Largely Depends on Mineral Exploration in the Wyoming Mining Claims

Although the Company holds mining claims South Dakota and Arizona, our business plan is focused primarily on exploration on the Company’s Wyoming claims and to identify reserves, as described herein.  Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities.  Exploration projects are also subject to the completion of compiling initial drill data, establishing favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities.  There can be no assurance that we will be successful in overcoming these risks.

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

Need for Additional Key Personnel; Reliance on Officers and Directors

At the present, the Company employs one full-time employee and two outside consultants in the United States, and relies in large part on the personal efforts of its officers and directors. The success of the Company’s proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

RISKS RELATED TO OUR SECURITIES

There may be future sales or other dilution of our equity which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. Our Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, rights and preferences with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

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

Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. Shareholders will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.   Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Executive Office

Cyclone’s principal executive offices are located at 2186 S. Holly Street, Suite 104, Denver, CO 80222.  The lease is in the name of our CEO, James G. Baughman and we sublease the office at a rate of $400 per month on a month-to-month basis.

The following is a description of the Company's mineral properties.

Mineral Claims and Leases

The mineral holdings in Tournigan USA, Inc. (“TUSA”) are comprised of 907 federal lode claims covering 18,100 acres in Wyoming, South Dakota and Arizona, along with 3 State leases covering 879 acres in Wyoming. All the claims and leases are 100% controlled in TUSA and there are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties currently amount to approximately $127,000. The claims were staked by Sweetwater River Resources and Cowboy Explorations of Wyoming who were contracted by TUSA to perform geological services. All the claims and leases are registered in TUSA’s name.

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

The mineralization occurs as typical Wyoming sandstone hosted roll-front uranium mineralization in the Eocene age Battle Springs Formation. The lithology ranges from coarse sands and gravels to yellow and green silty sands and green sandy clay. Thin interbeds of green clay are common. The host unit is underlain by a thick bed of hard, chocolate brown clay shale. The mineralization tends to favor clayey sands.

Alteration, typical of roll-front uranium mineralization, consists of reddish oxidized sands in the barren interior, up-dip from the roll-front, to green and grey reduced sands at the outer, down-dip part of the roll-front. Pyrite grains in the barren interior are corroded, while in the roll-front and in the outer portions the grains are fresh. This can be an important clue for locating drill-hole positions relative to the roll-front.

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

2/2/2008 Tournigan USA Sheet 1 of 1

Revised 2008 WY Budget

UT Trend Map

UT Map Drill Holes and Significant Intercepts

720,000 mE
720,500 mE
721,000 mE
721,500 mE
4,673,500 mN
4,673,000 mN
4,672,500 mN
4,672,000 mN
UT
Legend
UT Drill Hole Locations
Claim Block Outline
Sweetwater River Resources
Tournigan USA

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

U3O8 MINERALIZATION & PRODUCTION ALONG THE ROLL FRONT EAST OF CYCLONE URANIUM’S CYCLONE RIM
Property	Mineralization MM Lbs U3O8	Comments
Lost Creek (Ur-Energy Inc.)	10.9
Lost Soldier (Ur-Energy Inc.)	14.0
JAB (Energy Metals Corp.)	3.6
Sweetwater Mine (Rio Tinto)	1.3	historic production
Total	29.8

Note: Cyclone does not own nor control any of these deposits.

The Alkali Creek and Whiskey Peak claims, totaling about 1,200 acres, lie about 8 miles north of the UT claims and are adjacent to claims held by Energy Metals Corporation. A reclaimed ISR operation that was operated by Ogle Petroleum is in the immediate vicinity. The Alkali Creek claims encompass historic close-spaced drilling patterns of Teton Energy and Newmont Mining.

South Pass

The 36 claims and 2 leases covering about 800 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late  1960s by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll-front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These may be evaluated by Cyclone Uranium for the possible application of ISR.

Shirley Basin

The Shirley Basin uranium district is located in the northeastern part of Carbon County, between Casper and Medicine Bow. Uranium was historically produced from four mines beginning in 1959. Utah Construction and Homestake operated underground mines and Petronomics developed two open pits. Mineralization in the area is hosted in the Wind River Formations of Eocene age.

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

Arizona

TUSA holds 31 federal lode claims on approximately 600 acres in Mohave County , northern Arizona, in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccia pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was realized in the breccia pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The amounts are relatively small horizontal tabular mineralization, but are among the highest grade in the United States.

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
Colorado River
Navajo Reservation
Havasupai Reservation
Hualapai Reservation
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

New Fork Properties

With the acquisition of New Fork on March 14, 2012, Cyclone Uranium increased its claim holding in Wyoming by 519 claims, or approximately 10,000 acres.  The claims are located in Sweetwater County, Wyoming.  The map below shows the claims.

Fremont County
Crooks Gap Rd
MOUNTAINS
2807 m
N
FERRIS MOUN
Cyclone Uranum
Cyclone Uranium
2023 m
Wamsutter-crooks Gap Rd
Mineral Exploration Rd
Carbon County
Stratton Rd
Oil Road To Mines
Sweetwater County
Luman Rd
GREAT DIVIDE BASIN
RED DESERT BASIN
Red Desert Rd
2370 m
1:500,000
Legend
Cyclone U
0 5 10 20 Miles
Cyclone Uranium Corp.
Red Desert Claims
May 2013

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

	HIGH	LOW

Year Ended January 31, 2013
Quarter ended April 30, 2012	$ 0.06	$ 0.02
Quarter ended July 31, 2012	0.06	0.03
Quarter ended October 31, 2012	0.03	0.02
Quarter ended January 31, 2013	0.05	0.02

Year Ended January 31, 2012
Quarter ended April 30, 2011	$ 0.06	$ 0.04
Quarter ended July 31, 2011	0.05	0.02
Quarter ended October 31, 2011	0.04	0.01
Quarter ended January 31, 2012	0.04	0.01

Recent Sales of Unregistered Securities

During the year ended January 31, 2013, the company issued 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of our common stock at $0.05 per share within a three year period.  The Company received $50,000 for the purchase of these securities.  The common stock and warrant were issued to the investor in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.  No commissions or other remuneration were paid on the transaction.

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

During the year ended January 31, 2013, 2,000,000 shares were issued for services.

Shareholders

As of May 10, 2013 there were 665 beneficial holders of common shares.

Securities Authorized for Issuance Under Compensation Plans

Our Board of Directors has adopted the 2012 Stock Option Plan (the “Plan”) under which 15,000,000 shares of common stock are authorized for issuance.  On November 12, 2012, the stockholders approved the adoption of the Plan at the Company’s annual meeting of shareholders.  As of January 31, 2013 no awards had been made under the Plan.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of January 31, 2013:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights(3)	Reflected in Column (a))
and Description	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders	-	-	15,000,000

Equity Compensation Plans Not	10,250,000	$0.17	-
Approved by Security Holders

Total	10,250,000	$0.17	15,000,000

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

 ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of

                  Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview

Cyclone Uranium Corporation (formerly known as Fischer-Watt Gold Company, Inc., collectively with its subsidiaries, "Cyclone Uranium", “Cyclone" or the "Company"), was formed under the laws of the State of Nevada in 1986. Cyclone Uranium's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or  mineral  claims or any  right,  title or  interest  therein;  and to search, explore,  prospect or drill for and exploit ores and minerals therein or thereupon.

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

Corporate Strategy

Management believes that given the global supply and demand outlook for uranium over the next several years that demand could likely exceed supply which in turn could cause uranium prices to increase substantially from their current levels as well as prompt the large uranium producers to acquire uranium properties that could one day go into production.  The Company has strategically amassed a portfolio of mining claims that are largely focused on a historically productive uranium mining region in Wyoming and can maintain control of these claims going forward for an annual cost of approximately $200,000 annually in lease payments to the Bureau of Land Management.

Although the Company can maintain control of these claims going forward for a fairly minimal cost, management believes that it can significantly increase the value of the properties by investing in drill programs to define the resource of these claims.  The strategy would be to implement drill programs focused on our Cyclone Rim and New Fork properties in a phased approach over the next couple of years.  Management estimates the total required investment for these drill programs to be between $8 million and $15 million with the costs being weighted more heavily toward the later phases and depending on the results from the earlier phases.  Management intends to raise capital through the issuance of equity to fund these programs.

The advantages of implementing a phased drill program are that the Company can assess the results of the earlier phases to be more strategic in investing in the later, more expensive phases and by raising capital incrementally for each phase, management believes that it can minimize the dilutive effect of each subsequent equity raise by demonstrating added value of its claims with each drill program.  Assuming these drill programs are successful, management believes that they will substantially increase the value of it properties which would increase shareholder value.

Results of Operations

The following discussion involves the results of operations for the years ended January 31, 2013 and January 31, 2012.

The Company had no revenue from production during the years ended January 31, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the year ended January 31, 2013 were $216,563 compared to $128,739 for the year ended January 31, 2012.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the year ended January 31, 2013 amounted to $542,979 compared to $344,551 for the year ended January 31, 2012.  General and administrative expenses increased approximately 58% primarily due to increased professional services incurred during the year. The majority of this increase was attributable to increased audit fees, legal fees and fees related to investor relations services.  General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed; however management anticipates that these costs will likely grow as the Company increases activities on its properties going forward.

During the year ended January 31, 2013 the Company recognized $311,777 of impairment charges relating to our mineral interests compared to $-0- of impairment charges for the year ended January 31, 2012.  The impairment charges resulted from the Company’s evaluation of certain mineral interests associated with the New Fork acquisition.

Total other expenses for the year ended January 31, 2013 were $213,928 compared to $26,237 for the year ended January 31, 2012.  Most of this increase was attributable to the interest expense associated with warrants. Interest expense-related party was 38,528 and 27,280 for the years ended January 31, 2013 and 2012 respectively. Interest expense for January 31, 2013 was 175,404 and $-0- for January 31, 2012.

For the year ended January 31, 2013, the Company reported a net loss of $1,285,247 compared to a net loss of $499,527 for the year ended January 31, 2012.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at January 31, 2013, of $21,323 compared to $315 on January 31, 2012. The increase was attributable to cash injected from the acquisition of New Fork and note payable from an unaffiliated accredited investor.  The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,178,455 on January 31, 2013 compared to $845,654 on January 31, 2012 of which $691,156 and $611,667, respectively, were owed to affiliates.  The Company increased its current liabilities due to a $300,000 bridge loan from a non-affiliate on August 31, 2012, which is currently in default.  Current assets amount to $195,736 resulting in a working capital deficit of $982,719 at January 31, 2013.

Cash used in operating activities for the year ended January 31, 2013 was $481,556 compared to $253,449 for the year ended January 31, 2012.  This increase was attributable to the increased exploration expense and general and administrative expense from the New Fork acquisition.  Management anticipates that the cash used in operating activities will increase further as the Company begins drilling activities on its properties.

Cash provided from investing activities for the year ended January 31, 2013 was $297,564 compared to $15,000 for the year ended January 31, 2012.  This increase was due to an infusion of cash from the New Fork acquisition.

Cash provided by financing activities for the year ended January 31, 2013 was $205,000 compared to $180,000 for the year ended January 31, 2012.  The increase was primarily due to $50,000 proceeds from the sale of common stock and $335,000 bridge loans, offset by $180,000 repayment of a portion of a shareholder note payable.  Management anticipates that the need for cash provided by financing activities will increase in order to fund increased operating activities.

The first phase of drilling activities on the Wyoming properties will likely cost between $3 million and $4 million.  If we are unable to raise the additional capital necessary for these activities at favorable terms, we will postpone these drilling programs until we are able to do so and cash used in operating activities would remain in line with current levels.

The Company recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it.

Management intends to raise between $3 million and $4 million in capital from the issuance of equity over the next twelve months to fund the first phases of drilling programs for the Company’s Cyclone Rim and New Fork properties. The scope of this phase would likely drilling as many as 100 drill holes on these properties to determine the presence or absence of uranium mineralization with the intent of being able to eventually establish and support an inferred mineral resource calculation for these claims. If the Company is unable to raise this capital at favorable terms, management has the ability to postpone these activities until it is able to raise the level of capital needed.  Should that be the case, management has the ability to run the Company at its current level of activity and operating cash requirements going forward which require raising approximately $500,000 in capital over the next twelve months.

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

Business Combinations

On March 14, 2012, Cyclone Uranium and the Shareholders of New Fork Uranium Corporation, a Wyoming corporation, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby the shareholders of Company sold all of the issued and outstanding shares of New Fork to the Cyclone Uranium in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, $.001 par value, of Cyclone Uranium.

The 50,000,000 shares of common stock of Cyclone Uranium issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of Cyclone Uranium’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2012.

ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cyclone Uranium Corp.

We have audited the accompanying consolidated balance sheets of Cyclone Uranium Corp. (an exploration stage company), as of January 31, 2012 and 2013, and the related consolidated statements of operations, changes in shareholders’ (deficit) and cash flows for the years then ended and the exploration stage period February 1, 2001 (inception) to January 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Uranium Corp., as of January 31, 2012 and 2013, and the results of its operations and its cash flows for the years then ended and the period February 1, 2001 (inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue producing operations and has working capital and stockholders deficits as of January 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

May 15, 2013

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

January 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$21,323	$315
Restricted deposits	35,000	35,000
Prepaid and other current assets	139,413	74,894
Total Current Assets	195,736	110,209

OTHER ASSETS
Mineral interests	1,400,000	-
Total Other Assets	1,400,000	-

TOTAL ASSETS	$1,595,736	$110,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$98,996	$6,614
Accounts payable and accrued expenses - related party	88,303	227,373
Notes payable shareholders	195,000	340,000
Note payable	300,000	-
Accounts payable and accrued expenses - shareholders	496,156	271,667
Total Current Liabilities	1,178,455	845,654

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized 141,062,125 and 87,062,125 shares issued and outstanding, respectively	141,061	87,061
Additional paid-in capital	20,988,642	18,604,669
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(5,359,307)	(4,074,060)
Total Stockholders' Equity (Deficit)	417,281	(735,445)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,595,736	$110,209

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

Years Ended January 31, 2013 and 2012 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2013

			February 1, 2001
			(Inception of
			ExplorationStage)
			to January 31,
	2013	2012	2013

REVENUE	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	50,000
Exploration expense	216,563	128,739	1,662,586
Impairment of mineral interests	311,777	-	621,277
Write down of inventory to market value	-	-	125,000
General and administrative	542,979	344,551	4,559,712
TOTAL OPERATING EXPENSES	1,071,319	473,290	7,018,575

(LOSS) FROM OPERATIONS	(1,071,319)	(473,290)	(6,974,335)

OTHER INCOME (EXPENSES)
Interest expense - related party	(38,528)	(27,280)	(162,032)
Interest expense	(175,404)	-	(175,404)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	504	2,404,688
Interest income	4	539	37,709
TOTAL OTHER INCOME (EXPENSES)	(213,928)	(26,237)	2,171,896

(LOSS) BEFORE TAXES	(1,285,247)	(499,527)	(4,802,439)

INCOME TAXES	-	-	556,868

NET (LOSS)	$(1,285,247)	$(499,527)	$(5,359,307)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	134,284,043	82,162,652

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended January 31, 2013 and 2012 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2013

			Period from
			February 1, 2001
			(Inception of
	Years Ended		Exploration Stage
	January 31,	January 31,	to January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,285,247)	$(499,527)	$(5,359,307)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	311,777	-	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	100,000	95,280	419,814
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	257,673	76,741	333,173
Stock based compensation	-	-	699,937
Stock option expense	-	-	76,741
Changes in assets and liabilities:
Inventory	-	-	50,000
Prepaid and other current assets	(4,831)	-	(76,523)
Accounts payable and accrued expenses	139,072	74,057	649,212
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	-	-	530,856
Net cash (used in) operating activities	(481,556)	(253,449)	(4,193,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	297,564	-	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	15,000	895,000
Net cash provided by investing activities	297,564	15,000	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock and subscriptions	50,000	-	856,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable - shareholder	-	180,000	350,500
Proceeds from notes payable	335,000	-	335,000
Repayment of note payable - shareholder	(180,000)	-	(1,181,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	205,000	180,000	754,486

INCREASE (DECREASE) IN CASH	21,008	(58,449)	936

Cash, beginning of period	315	58,764	20,387

Cash, end of period	$21,323	$315	$21,323

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$141,681	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$231,498	$347,498
Common shares issued for stock subscriptions	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$600,000	$873,327
Common shares issued for New Fork acquisition	$2,030,300	$-	$2,030,300

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statement of Stockholders' (Deficit)

February 1, 2001 (Inception of Exploration Stage) to January 31, 2013

					Accumulated	Accumulated
					(deficit)	(deficit)
	Common Stock		Additional	Capital	Prior to	During
		Par	Paid-in	Stock	Exploration	Exploration
	Shares	Value	Capital	Subscribed	Stage	Stage	Total
Balance January 31, 2001	44,398,384	$44,398	$14,476,921	$41,250	(15,353,115)	$-	$(790,546)

Contribution to capital	-	-	263,263	-	-	-	263,263
Issuance of subscribed shares	825,000	825	40,425	(41,250)	-	-	-
Issuance of stock for services at $.03 per share	1,000,000	1,000	24,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(634,552)	(634,552)

Balance January 31, 2002 (Restated)	46,223,384	46,223	14,804,609	-	(15,353,115)	(634,552)	(1,136,835)

Contribution to capital	-	-	271,305	-	-	-	271,305
Issuance of stock options for services	-	-	75,500	-	-	-	75,500
Issuance of stock for services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Stock subscriptions for cash at $0.03 per share	-	-	-	30,000	-	-	30,000
Stock subscriptions for services at $0.04 per share	-	-	-	12,750	-	-	12,750
Net (loss)	-	-	-	-	-	(586,422)	(586,422)

Balance January 31, 2003 (Restated)	46,473,384	46,473	15,176,164	42,750	(15,353,115)	(1,220,974)	(1,308,702)

Contribution to capital	-	-	129,500	-	-	-	129,500
Issuance of subscribed shares	1,000,000	1,000	29,000	(30,000)			-
Discount on stock issued to affiliates	-	-	57,000	-	-	-	57,000
Stock subscriptions for cash at $0.02 to $0.14 per share	-	-	-	166,282	-	-	166,282
Issuance of stock for cash at $0.04 per share	3,169,000	3,169	114,035	-	-	-	117,204
Net (loss)	-	-	-	-	-	(561,865)	(561,865)

Balance January 31, 2004 (Restated)	50,642,384	50,642	15,505,699	179,032	(15,353,115)	(1,782,839)	(1,400,581)

Reclassification of subscription	-	-	(12,560)	12,560	-	-	-
Issuance of subscribed shares	1,906,727	1,407	156,435	(157,842)	-	-	-
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-
Contribution to capital	-	-	25,000	-	-	-	25,000
Issuance of stock and subscription for services at $0.08 per share	20,000	20	1,580	70,000	-	-	71,600
Issuance of stock for cash at $0.07 per share	400,000	900	27,411	-	-	-	28,311
Stock subscriptions for cash at $0.05 to $0.10 per share	-	-	-	154,971	-	-	154,971
Net (loss)	-	-	-	-	-	(474,858)	(474,858)

Balance January 31, 2005 (Restated)	53,469,111	53,469	15,708,065	253,721	(15,353,115)	(2,257,697)	(1,595,557)

Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	(864,068)
Contribution to capital	-	-	50,500	-	-	-	50,500
Issuance of subscribed shares	3,392,308	3,392	237,579	(240,971)	-	-	-
Issuance of stock for services at $0.05 per share	505,400	505	24,765	-	-	-	25,270
Issuance of stock for cash at $0.04 per share	5,800,000	5,800	244,200	-	-	-	250,000
Issuance of stock in settlement of debt at $0.05 per share	6,000,000	6,000	294,000	-	-	-	300,000
Net (loss)	-	-	-	-	-	(225,025)	(225,025)

Balance January 31, 2006 (Restated)	69,166,819	69,166	15,695,041	12,750	(15,353,115)	(2,482,722)	(2,058,880)

Contribution to capital	-	-	75,000	-	-	-	75,000
Issuance of stock in settlement of shareholder payable at $0.10 per share	400,000	400	39,600	-	-	-	40,000
Issuance of stock for services at $0.07 per share	550,000	550	37,950	-	-	-	38,500
Issuance of stock options for services	-	-	106,000	-	-	-	106,000
Exercise of stock warrants at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Net income	-	-	-	-	-	233,471	233,471

Balance January 31, 2007 (Restated)	70,516,819	70,516	15,969,191	12,750	(15,353,115)	(2,249,251)	(1,549,909)

Issuance of stock in settlement of shareholder payable at $0.05 per share	250,000	250	12,250	-	-	-	12,500
Issuance of stock in settlement of notes payable at $0.05 per share	750,000	750	36,750	-	-	-	37,500
Issuance of stock for services at $0.07 per share	350,000	350	24,150	-	-	-	24,500
Issuance of stock options for services	-	-	448,000	-	-	-	448,000
Exercise of stock warrants at $0.10 per share	1,000,000	1,000	99,000	-	-	-	100,000
Net income	-	-	-	-	-	369,837	369,837

Balance January 31, 2008 (Restated)	72,866,819	72,866	16,589,341	12,750	(15,353,115)	(1,879,414)	(557,572)

Contribution to capital	-	-	50,000	-	-	-	50,000
Net (loss)	-	-	-	-	-	(315,579)	(315,579)

Balance January 31, 2009	72,866,819	72,866	16,639,341	12,750	(15,353,115)	(2,194,993)	(823,151)

Issuance of stock for services	445,000	445	17,025	-	-	-	17,470
Contribution to capital	-	-	225,327	-	-	-	225,327
Stock compensation expense	-	-	138,799	-	-	-	138,799
Net (loss)	-	-	-	-	-	(863,519)	(863,519)

Balance January 31, 2010	73,311,819	73,311	17,020,492	12,750	(15,353,115)	(3,058,512)	(1,305,074)

Issuance of stock for cash at $0.06 per share	3,766,667	3,767	222,233	-	-	-	226,000
Issuance of stock in settlement of debt	2,859,820	2,859	168,730	-	-	-	171,589
Issuance of stock for cash at $0.06 per share	-	-	-	-	-	-	-
Stock compensation expense - 600,000 7/29/10 - Solano	-	-	7,138	-	-	-	7,138
Contribution to capital	-	-	48,000	-	-	-	48,000
Net (loss)	-	-	-	-	-	(528,771)	(528,771)

Balance January 31, 2011	79,938,306	79,937	17,466,593	12,750	(15,353,115)	(3,587,283)	(1,381,118)

Issuance of stock in settlement of debt	3,159,819	3,160	359,319	-	-	-	362,479
Issuance of stock for services	800,000	800	31,200	-	-	-	32,000
Exercise of stock warrants at $0.12 per share	2,864,000	2,864	41,116	-	-	-	43,980
Exercise of stock options at $0.10 per share	300,000	300	29,700	-	-	-	30,000
Stock compensation expense	-	-	76,741	-	-	-	76,741
Contribution to capital	-	-	600,000	-	-	-	600,000
Preacquisition costs	-	-		-	-	-	-
Write off of stock subscription - no longer applicable	-	-	-	(12,750)	-	12,750	-
Net (loss)	-	-	-	-	-	(499,527)	(499,527)

Balance January 31, 2012	87,062,125	87,061	18,604,669	-	(15,353,115)	(4,074,060)	(735,445)

Issuance of stock in New Fork acquisition	50,000,000	50,000	1,980,300	-	-	-	2,030,300
Issuance of stock for cash at $0.05 per share for services	2,000,000	2,000	98,000	-	-	-	100,000
Stock compensation expense	-	-	99,924	-	-	-	99,924
Issuance of stock for cash at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000
Issuance of stock warrants for debt	-	-	157,749	-	-	-	157,749
Net (loss)						(1,285,247)	(1,285,247)

Balance January 31, 2013	141,062,125	$141,061	$20,988,642	$-	$(15,353,115)	$(5,359,307)	$417,281

See the accompanying notes to the consolidated financial statements

CYCLONE URANIUM CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013 AND 2012

Note 1.  Accounting Policies

Business Activities

Cyclone Uranium Corporation ("Cyclone" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

Principles of Consolidation

The consolidated financial statements include the accounts of Cyclone and its 100% owned subsidiaries, Tournigan USA Inc., that was acquired on February 27, 2009 and New Fork Uranium Corp that was acquired on March 14, 2012. Ownership interests in corporations where the Company maintains significant influence over but not control of the entity are accounted for under the equity method. Joint ventures involving non-producing properties are accounted for at cost. All intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis. The Company had no inventory on hand at January 31, 2013 or 2012.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, restricted deposits, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  Management has not identified any material impairment losses as of the date of these financial statements. The Company recorded an impairment charge of $311,777 for the year ended January 31, 2013.

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

Recently Adopted Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company adopted the following new accounting standards during the year ended January 31, 2013:

In May 2011, the FASB issued ASU Topic 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” Under Topic 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. Topic 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of Topic 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

Effective June 16, 2011, the FASB issued ASU Topic 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’ deficit. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are applied for interim and annual periods beginning after December 15, 2011. The adoption of Topic 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

In December 2011, the FASB issued Topic 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The objective of Topic 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. Topic 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On February 5, 2013, the FASB issued ASU Topic 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This Topic is effective for the first quarter of 2013 and affects disclosures only, it is not expected to have a material impact on the Company’s consolidated results of operation and financial condition.

There were various other updates recently issued.  None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Financial Condition, Liquidity, and Going Concern

At January 31, 2013, the Company has an accumulated deficit of $20,679,811.  In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company delivered a promissory note in the amount of $325,327 to Tournigan Energy. This note represented the amount paid by Tournigan Energy for the then current year’s Federal mineral claim maintenance fees along with working capital adjustments on the closing date. In addition to this note, the Company agreed to secure the release of reclamation bonds in the amount of $930,000 less any applicable reclamation costs. As of January 31, 2013, the deposit for reclamation bonds remains $35,000.

Both the promissory note to Tournigan Energy and the release of the reclamation bonds were unsecured, non-interest-bearing and were due August 31, 2009. The due date of the promissory note was extended to December 15, 2009. In a further agreement dated December 14, 2009, Tournigan Energy agreed to reduce the promissory note to $100,000 with payment of this amount on December 15, 2009. This payment was made by Cyclone and the promissory note was extinguished.

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

On December 22, 2010, Cyclone paid Tournigan Energy $130,000 as a payment on its outstanding debt.

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

NOTE 4 - Acquisition of New Fork Uranium Corporation

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

The transaction described above relating to the acquisition of New Fork was accounted for as a business combination. A summary of the transaction is presented below:

Fair value of net tangible assets acquired:
Cash	$ 297,564
Prepaid expenses and other assets	89,989

Accounts payable	(69,030)
Acquired net assets (100%)	318,523

Purchase Price:
Issuance of 50,000,000 shares of stock	$ 2,030,300

Total	$ 2,030,300

Mineral rights	$1,711,777

Subsequent to the acquisition of New Fork, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $311,777 for the year ended January 31, 2013. The Company re-evaluated the carry value of the mineral rights at January 31, 2013 with no additional impairment.

Note 5.  Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate was increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011 the shareholder advanced a further $150,000 and added an additional $30,000 on Oct 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company in the current year. Payments of $180,000 were made on these loans during the year ended January 31, 2013. As of January 31, 2013 principal and interest due are $160,000 and $82,067.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of January 31, 2013, the Company recorded $360 in accrued interest. In connection with a note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of January 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of January 31, 2013 the balance due, including interest, is $343,073. In addition, the note is secured by all of the property of the Company. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

In connection with the financing agreement, the Company issued a Warrant to purchase 6,814,000 shares of common stock, exercisable on or before August 31, 2017 at $0.02 per share.  The fair value at the date of grant was $132,332  using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.

Note 6.  Asset Retirement Obligation and Restricted Deposits

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

The balance of restricted deposits at January 31, 2013 was $35,000, which will be released upon future inspection by the Arizona BLM.

Note 7.  Stockholders' (Deficit)

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

During the year ended January 31, 2012, the Company issued a total of 800,000 in shares to two individuals who had previously donated their time to the Company. 750,000 shares at $0.04 per share were granted and expensed as consulting expense and an additional 50,000 shares at $0.04 were granted to a related party and expensed as website expense. A related party forgave notes payable in the amount of $600,000. This amount was recorded as a contribution to capital. The Company issued a total of 6,323,820 common shares in settlement of debt of $410,860.

During the year ended January 31, 2013, the Company issued 50,000,000 shares to the shareholders of New Fork at $0.04 per share, 2,000,000 shares for a one-year investor relations services that terminated on March 19, 2013 at $0.05 per share valued at $100,000, and 2,000,000 units each consisting of one common share and one half warrant for cash of $50,000.  The Company completed a private placement in the amount of $50,000 by the issuance of 2,000,000 shares of common stock at $0.04 per share.  Each share included one-half of a warrant exercisable at $0.05 per share.

NOTE 8 - Common Stock Options and Warrants

The Company's 2012 Stock Option Plan adopted by the Board of Directors on September 17, 2012 states that the exercise price of each option will be granted at an amount that equals the market value at the date of grant. All options vest at a time determined at the discretion of the Company's Board of Directors. All options expire if not exercised within 10 years from the date of grant, unless stated otherwise by the Board of Directors upon issuance.

The Company records compensation expense for the fair value of options granted under the Company's 2012 Stock Option Plan. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

On March 29, 2012, the Company issued stock options of 2,500,000 to the officers and directors. The options were priced at $0.06 per share and expire five years from the date of issuance. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of these options was determined to be $99,924 based on the following assumptions: expected life of options of 5 years, expected volatility of 305.3%, risk-free interest rate of 1.01% and no dividend yield.

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2011	15,000,000	$0.25
Issued	2,000,000	$0.05
Exercised	(300,000)	$0.10
Expired/Cancelled	(3,250,000)	$0.09
Outstanding at January 31, 2012	13,450,000	$0.25
Issued	2,500,000	$0.06
Exercised	-	-
Expired/Cancelled	(5,700,000)	$0.31
Outstanding at January 31, 2013	10,250,000	$0.17
Exercisable at January 31, 2013	10,250,000	$0.17

The following table summarizes information about stock options at January 31, 2013:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	2,000,000	3.30 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	2.93yrs	$0.06	3,150,000	$0.06
$0.08	500,000	1.97 yrs	$0.08	500,000	$0.08
$0.30	100,000	1.97 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	2.84 yrs	$0.60	2,000,000	$0.60

During the year ended January 31, 2013, the Company issued 6,626,486 warrants in connection with a private placement. The warrants are exercisable for a period of two years for $0.12 per share. However, if the common shares trade at over $0.18 per share in any 20-day period during the life of the warrants, the Company has the right to accelerate the expiration date of the warrants. Warrants in the amount of 2,859,820 were exercised by two shareholders in settlement of debt. During the year ended January 31, 2013, 3,766,666 warrants expired.

On June 19, 2012 the Company issued 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $0.05 per share within a three year period.

On August 31, 2012, in connection with a note payable, the Company entered into a Warrant Purchase Agreement with an unaffiliated accredited investor. As part of the terms of the note, the Company issued a five year warrant to the lender to purchase 6,814,000 shares of Company common stock, exercisable at $0.02 per share. The fair value of these warrants at the date of grant was $132,332 using a Black Scholes option pricing model and the following assumptions: expected life of warrants is five years, expected volatility rate of 194.81%, risk free rate of 0.59%, and an exercise price of $0.02. The $132,332 was fully expensed on the date of issuance.

On January 7, 2013, in connection with a note payable, the Company entered into a Warrant for Purchase of Common Stock agreement with a related party investor. As stated in the agreement, the Company granted 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share. The fair value of these warrants at the date of grant was $25,417 using a Black Scholes option pricing model and the following assumptions: expected life of warrants is three years, expected volatility rate of 210.18%, risk free rate of 0.41%, and an exercise price of $0.02. The $25,417 was fully expensed on the date of issuance.

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2011	6,626,486	$0.12
Issued	-	-
Exercised	-	-
Expired/Cancelled	(2,859,920)	$0.12
Outstanding at January 31, 2012	3,766,666	$0.12
Issued	8,814,000	$0.02
Exercised	-	-
Expired/Cancelled	(3,766,666)	$0.12
Outstanding at January 31, 2013	8,814,000	$0.02
Exercisable at January 31, 2013	8,814,000	$0.12

On January 31, 2013, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.05	1,000,000	2.38 yrs	$50,000	$0.05	$0.00
$0.02	6,814,000	4.58 yrs	$136,280	$0.02	$0.00
$0.02	1,000,000	2.93 yrs	$20,000	$0.02	$0.00

Note 9.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and prior foreign operations were as follows:

January 31,	2013	2012

Domestic	$(1,260,715)	$(499,527)

Net (loss) before taxes	$(1,260,715)	$(499,527)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2013	2012

Federal statutory rate	(34.0)%	(34.0)%
Deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $5.725 million at January 31, 2013, which expire through 2032. The principal difference between the net loss reported for income tax purposes and the net loss reported for financial reporting purposes relates to stock based compensation expense.

The Company has a deferred tax asset of approximately $1.9 million resulting from the net operating loss carry forwards.  At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $385,000 for the year ended January 31, 2013.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry forward may be subject to an annual limitation in the event of change in control.

Note 10.  Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of January 31, 2013, $51,359 was owed to Minex Exploration for these services.

As of January 31, 2013 James G. Baughman, our CEO and Director, was owed $21,500 in fees and $1,154 in accrued benefits for his duties as CEO and $14,290 in expense reimbursements.  As of January 31 2013, the entire amount of $36,944 was owed to Mr. Baughman.

Note 11. Subsequent Events

The Company is currently trying to raise equity capital through a private placement transaction and on April 26, 2013 and April 30, 2013 it accepted subscription agreements from two investors for $10,000 and $25,000 by the issuance of 500,000 shares and 1,250,000 shares respectively at $0.02 per share.  Each share included one-half warrant exercisable at $0.25 per share.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

The Company retains StarkSchenkein, LLP as its principal independent auditor. There has been no disagreement between the parties during the fiscal year

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and acting Chief Financial Officer (our principal executive officer and principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

We had significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the year ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the acquisition of New Fork. Primarily we had changes in key personnel and changes in key policies and procedures as we integrated the results of this new entity. We continue to develop controls and procedures and plan to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.

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

Name	Age	Position

James G. Baughman	56	Director
		Chairman, President & CEO

James M. Seed	72	Director

Gregory Schifrin	54	Director

William Rapaglia	66	Director

All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of votes cast at a meeting called for such purpose.

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

Mr. Seed has been a Director of the Company since June 1, 1996. Mr. Seed stepped down as Chairman of the Board of Directors on August 4, 2005.

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

WILLIAM J. RAPAGLIA

William J. Rapaglia has over twenty years of experience in real estate, acquisitions, constructions and development. Since 1995, Mr. Rapaglia has been involved with the management, direction, growth and development of both private and public companies.

Since 1997, he has been involved in the mining industry. Mr. Rapaglia has been a director of the Company since October 10, 2003. Since 2003, Mr. Rapaglia has also been CEO and Chairman of the Board of a privately held defense contracting company.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed January 31, 2013, and subsequently, we believe that during the Company’s fiscal year ended January 31, 2013 that all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

The Company has not adopted a code of ethics because the board does not believe that, given the small size of the Company, its limited personnel, and the limited number of transactions the Company has engaged in, a code of ethics is warranted.

Item 11.  Executive Compensation.

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  To date, the Company has not retained an independent compensation to assist the Company review and analyze the structure and terms of the Company’s executive officers.  Moreover, throughout much of the Company’s fiscal year, the same persons serving on the Board also served as Company executive officers.

The Company considers various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

1.	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;

2.	The Company’s financial resources, results of operations, and financial projections;

3.	Performance compared to the financial, operational and strategic goals established for the Company;

4.	The nature, scope and level of the executive’s responsibilities;

5.	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

6.	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.  The Company believes that as relatively new company its compensation structure is fair to its executive officers as it is intended to balance the Company’s need to minimize its overhead costs yet reward its executives for individual performance and company performance.

To date the Company has entered into an employment agreement with its President and Chief Financial Officer, James G. Baughman. The term is indefinite and provides for an annual salary of $36,000. Upon termination without cause, Mr. Baughman is entitled to two times the annual salary, two times the targeted annual bonus and accrued but unused vacation time.

Currently there are no contractual commitments in place that provide for severance payments to our executive officers or similar benefits upon a change of control transaction.

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

☐	Base salary;

☐	Stock option awards and/or equity based compensation;

☐	Discretionary cash bonuses; and

☐	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities.   The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

During the Company’s fiscal years ended January 31, 2013 and 20121 it paid its executive officers the following base salaries:

☐	James G. Baughman was paid a base salary of $37,500 during the fiscal year ended January 31, 2013.

☐	Peter Bojtos was paid a base salary of $71,253 during the fiscal year ended January 31, 2012.

Stock Option Plan Benefits –  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our shareholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.   At the present time, we have one equity incentive plan for our management and employees, the 2012 Stock Option Plan.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers stock options.

Discretionary Annual Bonus. Discretionary cash bonuses are another prong of our compensation plan.  The Board of Directors believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual cash compensation as a cash bonus to encourage performance to achieve key corporate objectives and to be competitive from a total remuneration standpoint.

We have no set bonus formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and expect to continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as the Company’s overall performance including cash flow and other operational factors.

During fiscal year ended January 31, 2013, we did not pay any discretionary cash bonuses.  In general, the bonuses paid to these executive officers were determined by the Board.

Other Compensation / Benefits. Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance and other benefits costs.

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for each of the two fiscal years ended January 31, 2013 and 2012 that was paid by the Company.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

James G. Baughman	2013	$37,500	-	-	$19,985	-	$57,485
President and Chief
Executive Officer (1)

Peter Bojtos	2013		-	-	$19,985	-	$19,985
President and Chief	2012	$71,253	-	-	$19,185	-	$90,438
Executive Officer (2)	2011	$95,004	-	-	-	-	$95,004

(1)     James G. Baughman was named Chief Executive Officer on March 19, 2012 with the acquisition of New Fork Uranium.

(2)     Peter Bojtos resigned as our Chief Executive Officer on March 19, 2012 upon the acquisition of New Fork Uranium.

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2013.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

James G. Baughman	500,000	$0.06	3/19/2017

Peter Bojtos	500,000	$0.06	1/21/2015
	500,000	$0.08	1/21/2015
	500,000	$0.05	5/20/2016
	500,000	$0.06	3/19/2017

The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation
Peter Bojtos	-	-	-	-
James G. Baughman	-	-	-	-
James M. Seed	-	-	$19,985	-
Gregory Schifrin	-	-	$19,985	-
William Rapaglia	-	-	$19,985	-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

 The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at May 10, 2013:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	13,110,567 shares Owned directly and indirectly (2)	9.2% (3)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	24,316,600 shares Owned directly and indirectly (4)	16.8% (5)
Common Stock	James G. Baughman 2090 S Joliet Street Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (6)	7.8% (7)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly (8)	7.8% (9)

Common Stock	Andrew Vander Ploeg 19 Foxtail Circle Englewood, CO 80113	11,695,907shares Owned directly (10)	8.3% (11)

Common Stock	Capital Peak Partners 602 Cedar Street Wallace, ID 83873	8,771,930 shares Owned directly (12)	6.2% (11)

(2)        Includes 10,110,567 shares beneficially owned, 2,000,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock, and 1,000,000 shares owned by Mr. Bojtos’ spouse, as to which shares he may be deemed to have beneficial ownership.

(3)        Percentage calculated on the basis of 143,062,125 shares of the Company's common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; and (ii) 2,000,000 stock options issued which are immediately exercisable for shares of Common Stock.

(4)        Includes 20,516,600 shares beneficially owned directly and through various related companies and trusts, 1,800,000 shares underlying outstanding stock options which are exercisable within 60 days, and 2,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed that are immediately exercisable for shares of Common Stock.

(5)        Percentage calculated on the basis of 144,862,125 shares of the Company’s common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; (ii) 1,800,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; and (iii) 2,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock.

(6)        Includes 10,526,316 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock.

(7)        Percentage calculated on the basis of 141,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(8)        Includes 10,526,316 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock.

(9)        Percentage calculated on the basis of 141,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(10)      Includes 11,695,907 shares beneficially owned.

(11)      Percentage calculated on the basis of 141,062,125 shares of the Company's common stock issued and outstanding.

(12)      Includes 8,771,930 shares beneficially owned.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of May 10, 2013:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	James G. Baughman 2090 S Joliet St. Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (1)	7.8% (2)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	24,316,600 shares Owned directly and indirectly (3)	16.8% (4)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly(5)	7.8%(6)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	2,555,400 shares Owned directly(7)	1.8%(8)

Common Stock	All Officers and Directors of the Company as a Group (4 persons)	48,924,632	33.1%(9)

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

(7)        Includes 755,400 shares beneficially owned and 1,800,000 shares underlying outstanding stock options that are immediately exercisable for shares of Common Stock.

(8)        Percentage calculated on the basis of 142,862,125 shares of the Company's common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; and (ii) 1,800,000 stock options issued which are immediately exercisable for shares of Common Stock.

 (9)       Percentage calculated on the basis of 147,662,125 shares of the Company’s common stock issued and outstanding which includes: (i) 141,062,125 shares of common stock issued and outstanding as of May 10, 2013; and (ii) 6,600,000 options issued which are immediately exercisable for shares of Common Stock.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plan in the form required by Item 201(d) of Regulation S-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of January 31, 2013, $51,359 was owed to Minex Exploration for these services.

As of January 31, 2013 James G. Baughman, our CEO and Director, was owed $21,500 in fees and $1,154 in accrued benefits for his duties as CEO and $14,290 in expense reimbursements.  As of January 31 2013, the entire amount of $36,944was owed to Mr. Baughman.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Baughman, Seed, Schifrin and Rapaglia.  Messrs. Rapaglia, Schifrin and Seed are considered “independent” as that term defined by Section 803A of the NYSE Amex Company Guide inasmuch as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

Item 14.  Principal Accounting Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of StarkSchenkein, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. The Board of Directors approved all of the services provided and fees charged by StarkSchenkein, LLP in fiscal years ended January 31, 2013 and 2012.

Audit Fees

The aggregate fees billed by StarkSchenkein, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the past two years were $48,420 and $34,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by StarkSchenkein, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by StarkSchenkein, LLP during the last two fiscal years for professional services rendered for tax compliance were $5,500 and $4,400, respectively.

All Other Fees

There were no other fees billed by StarkSchenkein, LLP during the last two fiscal years for products and services provided.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Audit Committee or unless the services meet certain de minimis standards.

The board of directors has adopted resolutions that provide that the Audit Committee must:

Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the 1934 Act.

Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the 1934 Act that the auditors propose to provide to us or any of our subsidiaries.

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The Audit Committee approved StarkSchenkein, LLP performing our audit for the fiscal year ended January 31, 2013.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits
3.1	Articles of the Company, as amended. Filed herewith.

3.2	By-laws of the Company, as amended. Filed herewith.

10.1

Letter Agreement, dated December 5, 2005, between Nexvu Capital Corp., Fischer-Watt Gold Company, Inc., and Minera Montoro, S.A. de C.V., filed as Exhibit 10.1 to Form 8-K filed December 7, 2005 and incorporated herein by reference.

10.2

Letter Agreement, dated June 27, 2006, between Rogue River Resources Corp. and Fischer-Watt Gold Company, Inc., filed as Exhibit 10.1 to Form 8-K filed June 7, 2006 and incorporated herein by reference.

10.3

Stock Purchase Agreement, dated January 25, 2007, among Fischer-Watt Gold Company, Inc., as Seller, and Rogue River Resources Corp., as purchaser, and Minera Montoro, S.A. De C.V., filed as Exhibit 10.1 to Form 8-K filed February 16, 2007.

10.4	Agreement, dated October 1, 2008, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed October 6, 2008.

10.5	Promissory Note, dated February 27, 2009, payable by Fischer-Watt Gold Company, Inc. to Tournigan Energy Ltd., filed as Exhibit 10.1 to Form 8-K filed March 23, 2009.

10.6	Agreement dated August 21, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010.

10.7	Agreement dated December 14, 2009, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd., filed as Exhibit 10.1 to Form 8-K filed January 5, 2010.

10.8	Amending Agreement, dated July 13, 2011, between Fischer-Watt Gold Company, Inc. and Tournigan Energy Ltd. fled as Exhibit 10.1 to Form 8-K filed July 15, 2011.

10.9	Agreement dated December 23, 2010, between Fischer-Watt Gold Company, Inc., and Tournigan Energy, Ltd.

10.10	Stock Purchase Agreement by Fischer-Watt Gold Company, Inc. and Shareholders of New Fork Uranium Corporation, dated March 14, 2012 filed as Exhibit 10.1 to Form 8-K filed March 20, 2012.

10.11	Employment Agreement, dated March 19, 2012, between Fischer-Watt Gold Company, Inc. and James G. Baughman filed as Exhibit 10.2 to Form 8-K filed March 20, 2012.

10.12	2012 Stock Option Plan. Filed herewith.

21	List of Subsidiaries. Filed herewith.

31	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.

32

Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLONE URANIUM CORPORATION

Date:	May 15, 2013	By:	/s/ James G. Baughman
James G. Baughman
President, CEO, and Acting Chief Financial Offiecer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 15, 2013	By:	/s/ James G. Baughman
James G. Baughman
Director, Chairman

Date:	May 15, 2013	By:	/s/ Gregory Schifrin
Gregory Schifrin
Director,

Date:	May 15, 2013	By:	/s/ James M. Seed
James M. Seed
Director

Date:	May 15, 2013	By:	/s/ William Rapaglia
William Rapaglia
Director