Form 10-Q
period 2013-04-30
Cyclone Uranium Corp
filed 2013-06-19
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting Company ☒

There were 146,812,125 shares of the issuer's common stock, par value $0.001, outstanding as of June 19, 2013.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2013

ITEM 1. Financial Statements and Notes

Cyclone Uranium Corporation
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013 (unaudited)	January 31, 2013

ASSETS

CURRENT ASSETS
Cash	$6,502	$21,323
Restricted deposits	35,000	35,000
Prepaid and other current assets	70,099	139,413
Total Current Assets	111,601	195,736

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,511,601	$1,595,736

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,111	$98,996
Accounts payable and accrued expenses - related party	88,876	88,303
Notes payable shareholders	195,000	195,000
Note payable, in default	300,000	300,000
Accounts payable and accrued expenses - shareholders	512,199	496,156
Total Current Liabilities	1,236,186	1,178,455

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 600,000,000 shares authorized 142,812,125 and 141,062,125 shares issued and outstanding, respectively	142,812	141,061
Additional paid-in capital	21,066,608	20,988,642
Common stock subscriptions	(25,000)	-
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(5,555,890)	(5,359,307)
Total Stockholders' Equity	275,415	417,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,511,601	$1,595,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			February 1, 2001 (Inception of ExplorationStage) to April 30,

	For the three months ended
	April 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	50,000
Exploration expense	48,748	31,745	1,711,334
Impairment of mineral interests	-	281,477	621,277
Write down of inventory to market value	-	-	125,000
General and administrative	103,939	160,323	4,663,651
TOTAL OPERATING EXPENSES	152,687	473,545	7,171,262

(LOSS) FROM OPERATIONS	(152,687)	(473,545)	(7,127,022)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	-	(162,032)
Interest expense	(33,734)	(8,548)	(209,138)
Interest expense - shareholder	(10,268)	-	(10,268)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	-	2,404,688
Interest income	106	-	37,815
TOTAL OTHER INCOME (EXPENSES)	(43,896)	(8,548)	2,128,000

(LOSS) BEFORE TAXES	(196,583)	(482,093)	(4,999,022)

INCOME TAXES	-	-	556,868

NET (LOSS)	$(196,583)	$(482,093)	$(5,555,890)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	141,084,597	114,410,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from February 1, 2001 (Inception of Exploration Stage to April 30, 2013

	Three months ended
	April 30,	April 30,
	2013	2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(196,583)	$(482,093)	$(5,555,890)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	-	281,477	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	-	100,000	419,814
Stock subscriptions related to services provided	-	-	82,750
Stock options issued for services	-	-	333,173
Stock based compensation	-	-	699,937
Stock option expense	44,718	99,924	121,459
Changes in assets and liabilities:
Inventory	-	-	50,000
Accounts receivable, related party	(800)		(800)
Subscription receivable	-
Prepaid and other current assets	70,113	(66,533)	(6,410)
Accounts payable and accrued expenses	41,115	(31,840)	690,327
Accounts payable and accrued expenses, related party	573	-	573
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	16,043	42,365	546,899
Net cash (used in) operating activities	(24,821)	(56,700)	(4,218,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	-	297,564	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	-	297,564	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	10,000	-	866,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	-	-	335,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	-	(149,000)	(1,181,568)
Due to subsidiary	-	45,000	-
Capital contribution by shareholder	-	-	689,068
Net cash provided by (used in) financing activities	10,000	(104,000)	764,486

INCREASE(DECREASE) IN CASH	(14,821)	136,864	(13,885)

Cash, beginning of period	21,323	315	20,387

Cash, end of period	$6,502	$137,179	$6,502

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$347,498
Common shares issued for stock subscriptions - shareholder	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$-	$2,000,000	$2,030,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Cyclone Uranium Corporation ("Cyclone" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Report on Form 10-K for the year ended January 31, 2013, and are supplemented throughout the notes to condensed consolidated financial statements in this report. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Report on the Form 10-K for the year ended January 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - Acquisition of New Fork Uranium Corporation

On March 14, 2012, the Company entered into a Stock Purchase Agreement whereby the shareholders of New Fork Uranium Corporation ("New Fork") sold all of the issued and outstanding shares of New Fork to the Company in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, at $0.001 par value, of the Company.

The 50,000,000 shares of common stock of the Company issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

New Fork holds 521 mining claims in the areas adjacent to the Company’s Cyclone Rim uranium exploration properties in Sweetwater County, Wyoming. New Fork’s assets are comprised of 521 federal mining claims covering about 10,000 acres of Bureau of Land Management ("BLM") land. These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming. The Company’s existing Cyclone Rim claims cover a 28 mile extent of the western portion of this same roll-front trend. This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity. The Company now holds significant acreage on key uranium ground in the Red Desert.

The transaction described above relating to the acquisition of New Fork was accounted for as a business combination. A summary of the transaction is presented below:

Fair value of net tangible assets acquired:

Cash	$297,564
Prepaid expenses and other assets	89,989
Accounts payable	(69,030)
Acquired net assets (100%)	$318,523

Purchase Price:

Issuance of 50,000,000 shares of stock	$2,030,300
Total	$2,030,300

Mineral rights	$1,711,777

Subsequent to the acquisition of New Fork, the company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $311,777 for the year ended January 31, 2013. The Company re-evaluated the carrying value of the mineral rights at April 30, 2013 with no additional impairment.

NOTE 3 – Earnings (Loss) Per Share

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

NOTE 4 - Going Concern

The Company has an accumulated deficit of $20,909,005 and has a working capital deficit of $1,099,584 at April 30, 2013.  The Company has no current revenue producing operations and is in default on its $300,000 note dated August 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate was increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011 the shareholder advanced a further $150,000 and added an additional $30,000 on Oct 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company in the current year. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of April 30, 2013 principal and interest due are $160,000 and $91,055.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of April 30, 2013, the Company recorded $1,640 in accrued interest. In connection with a note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 9, and the full expense was recorded as of the date of issuance.

Non-affiliates

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of April 30, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of April 30, 2013 the balance due, including interest, is $376,807. In addition, the note is secured by all of the property of the Company. The Company is currently engaged in discussions with the lender with regard to negotiating an extension on the note.

In connection with the financing agreement, the Company issued a Warrant to purchase 6,814,000 shares of common stock, exercisable on or before August 31, 2017 at $0.02 per share.  The fair value at the date of grant was $132,332 using a Black Scholes option pricing model using inputs described in Note 9, and the full expense was recorded as of the date of issuance.

NOTE 6 - Asset Retirement Obligations and Restricted Deposits

Asset retirement obligations relate to legal obligations for site restoration and clean-up costs for exploration drilling activities in Arizona and Wyoming. The Company posts restricted deposits with US government agencies that are legally restricted for the purpose of settling these obligations.

The balance of restricted deposits at April 30, 2013 was $35,000, which may be released upon future inspection by the Arizona BLM.

NOTE 7 - Stockholders’ Equity (Deficit)

On April 26, 2013 closed on an investment of $10,000. On April 30, 2013, the Company accepted a stock subscription for $25,000 which was paid on May 1, 2013.the Company issued 500,000 shares and 1,250,000 shares respectively at $0.02 per share.  Each share included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.

NOTE 8 - Common Stock Options and Warrants

The Company's 2012 Stock Option Plan adopted by the Board of Directors on September 17, 2012 states that the exercise price of each option will be granted at an amount that equals the fair market value at the date of grant. All options vest at a time determined at the discretion of the Company's Board of Directors. All options expire if not exercised within 10 years from the date of grant, unless stated otherwise by the Board of Directors upon issuance.

The Company records compensation expense for the fair value of options granted under the Company's 2012 Stock Option Plan. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

On March 25, 2013 the Company issued stock options to purchase 4,000,000 shares of common stock to an individual providing contract CFO services to the Company, half of which vested upon issuance and twenty five percent which will vest in each of the subsequent two years of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model.  The fair value of these options was determined to be $79,498 Based on the following assumptions: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their vesting schedule.

On March 25, 2013 the Company issued stock options to purchase 500,000 shares of common stock to an individual providing contract accounting services to the Company, half of which vested upon issuance and the other half which will vest after one year of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.  The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model.  The fair value of these options was determined to be $9,937 Based on the following assumptions: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their vesting schedule.

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	10,250,000	$0.17
Issued	4,500,000	$0.02
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at April 30, 2013	14,750,000	$0.12
Exercisable at April 30, 2013	12,500,000	$0.14

The following table summarizes information about stock options at April 30, 2013:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	4.91 yrs	$0.02	2,250,000	$0.02
$0.05	2,000,000	3.06 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	2.69 yrs	$0.06	5,650,000	$0.06
$0.08	500,000	1.73 yrs	$0.08	500,000	$0.08
$0.30	100,000	1.73 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	2.60 yrs	$0.60	2,000,000	$0.60

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

On April 26, 2013 and April 30, 2013 the Company closed on investments from two investors for $10,000 and $25,000, respectively, by the issuance of 500,000 shares and 1,250,000 shares respectively at $0.02 per share. Each share included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.  Accordingly, the Company issued a total of 875,000 warrants to purchase common stock to these investors exercisable at $0.25 per share for a five year term.

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	8,814,000	$0.02
Issued	875,000	$0.25
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at April 30, 2013	9,689,000	$0.04
Exercisable at April 30, 2013	9,689,000	$0.04

On April 30, 2013, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	1,000,000	2.69 yrs	$20,000	$0.02
$0.02	6,814,000	4.34 yrs	$136,280	$0.02
$0.05	1,000,000	2.14 yrs	$50,000	$0.05
$0.25	875,000	3.00 yrs	$218,750	$0.25

NOTE 9 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of April 30, 2013, $51,359 was owed to Minex Exploration for these services.

As of April 30, 2013 James G. Baughman, our CEO and Director, was owed $21,500 in fees and $1,500 in accrued benefits for his duties as CEO and $14,517 in expense reimbursements.  As of April 30, 2013, the entire amount of $37,517 was owed to Mr. Baughman.

NOTE 10 - Subsequent Events

Subsequent to April 30, 2013 the Company accepted subscription agreements from four investors for an aggregate amount of $80,000 by the issuance of 4,000,000 shares of common stock at $0.02 per share. Each share included one-half warrant exercisable at $0.25 per share with a term of five years from issuance. The common stock and warrant were issued to the investor in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.  No commissions or other remuneration were paid on the transaction.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as "hopes," "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under "Risk Factors" in our Form 10-K for the year ended January 31, 2013.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview

Cyclone Uranium Corporation (formerly known as Fischer-Watt Gold Company, Inc., collectively with its subsidiaries, "Cyclone Uranium", "Cyclone" or the "Company"), was formed under the laws of the State of Nevada in 1986. Cyclone Uranium's primary business is mining and mineral exploration, and to that end to own, acquire, improve, sell, lease, convey lands or  mineral  claims or any  right,  title or  interest  therein;  and to search, explore,  prospect or drill for and exploit ores and minerals therein or thereupon.

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

Corporate Strategy

Management believes that given the global supply and demand outlook for uranium over the next several years that demand could likely exceed supply which in turn could cause uranium prices to increase substantially from their current levels as well as prompt the large uranium producers to acquire uranium properties that could one day go into production.  The Company has strategically amassed a portfolio of mining claims that are largely focused on a historically productive uranium mining region in Wyoming and can maintain control of these claims going forward for an annual cost of approximately $200,000 in lease payments to the Bureau of Land Management.

Although the Company can maintain control of these claims going forward for a fairly minimal cost, management believes that it can significantly increase the value of the properties by investing in drill programs to define the resource of these claims.  The strategy would be to implement drill programs focused on our Cyclone Rim and New Fork properties in a phased approach over the next couple of years.  Management estimates the total required investment for these drill programs to be between $8 million and $15 million with the costs being weighted more heavily toward the later phases and depending on the results from the earlier phases.  In order to implement its strategy, the Company will depend on available debt or equity financing, the availability of which is uncertain.  Management intends to raise capital through the issuance of equity to fund these programs.

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

Results of Operations

The following discussion involves the results of operations for the quarters ended April 30, 2013 and April 30, 2012.

The Company had no revenue from production during the quarters ended April 30, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the quarter ended April 30, 2013 were $48,748 compared to $31,745 for the quarter ended April 30, 2012.  This increase is attributed to the additional mining claims acquired in the New Fork transaction.

General and administrative expenses for the quarter ended April 30, 2013 amounted to $103,939 compared to $160,323 for the quarter ended April 30, 2012.  General and administrative expenses decreased primarily due to decreased professional services from the New Fork Acquisition incurred during the prior year.

Total other expenses for the quarter ended April 30, 2013 were $43,896 compared to $8,548 for the quarter ended April 30, 2012.  Most of this increase was attributable to the interest expense associated with the two outstanding notes payable.

For the quarter ended April 30, 2013, the Company reported a net loss of $196,583 compared to a net loss of $482,093 for the quarter ended April 30, 2012. The decrease in net loss was mostly attributed to the impairment of mineral interests recorded in 2012 of $281,477.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at April 30, 2013, of $6,502 compared to $21,323 on January 31, 2013. The Company also holds restricted cash of $35,000 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,236,185 on April 30, 2013 compared to $1,178,455 on January 31, 2013 of which $796,075 and $779,459, respectively, were owed to affiliates.  We also increased current liabilities with a $300,000 bridge loan from a non-affiliate on August 31, 2012, which is currently in default.  Current assets amounted to $111,601 resulting in a working capital deficit of $1,124,585 at April 30, 2013.

Cash used in operating activities for the three months ended April 30, 2013 was $49,821 compared to $56,700 for the three months ended April 30, 2012.

Cash provided from investing activities for the three months ended April 30, 2013 was $-0- compared to $297,564 for the three months ended April 30, 2012.  This decrease was due to an infusion of cash from the New Fork acquisition in the prior year.

Cash provided by financing activities for the three months ended April 30, 2013 was $35,000 compared to cash used in financing activities of $104,000 for the three months ended April 30, 2012.  The increase was primarily due to proceeds from the sale of common stock and a loan, offset by repayment of a portion of a shareholder note payable.

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

Management anticipates capital needs of between $3 million and $4 million over the next twelve months to fund the first phases of drilling programs for the Company’s Cyclone Rim and New Fork properties. The scope of this phase would likely drilling as many as 100 drill holes on these properties to determine the presence or absence of uranium mineralization with the intent of being able to eventually establish and support an inferred mineral resource calculation for these claims. If the Company is unable to raise this capital at favorable terms, management has the ability to postpone these activities until it is able to raise the level of capital needed.  Should that be the case, management has the ability to run the Company at its current level of activity and operating cash requirements going forward which require approximately $500,000 in capital over the next twelve months.

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since inception and has a significant negative working capital position.  In addition, as of April 30, 2013, the Company was unable to repay its $300,000 note, thus, the Company is in default on the note. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of April 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our acting Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended April 30,2013 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-K, as filed on April 16, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On April 26, 2013 closed on an investment of $10,000. On April 30, 2013, the Company accepted a stock subscription for $25,000 which was paid on May 1, 2013.the Company issued 500,000 shares and 1,250,000 shares respectively at $0.02 per share. Each share included one-half warrant exercisable at $0.25 per share with a term of five years from issuance. Subsequent to the quarter ended April 30, 2013 the Company accepted subscription agreements from four investors for an aggregate amount of $80,000 by the issuance of 4,000,000 shares of common stock at $0.02 per share.Each share included one-half warrant exercisable at $0.25 per share with a term of three years from issuance. The common stock and warrant were issued to the investor in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.  No commissions or other remuneration were paid on the transaction.

On March 25, 2013 the Company issued stock options to purchase 4,000,000 shares of common stock to an individual providing contract CFO services to the Company, half of which vested upon issuance and twenty five percent which will vest in each of the subsequent two years of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.

On March 25, 2013 the Company issued stock options to purchase 500,000 shares of common stock to an individual providing contract accounting services to the Company, half of which vested upon issuance and the other half which will vest after one year of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of April 30, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of April 30, 2013 the balance due, including interest, is $376,807. In addition, the note is secured by all of the property of the Company. The Company is currently engaged in discussions with the lender with regard to negotiating an extension on the note.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Kfiled May 16, 2013 and incorporated herein by reference.

3.2	By-laws of the Corporation, as amended. Filed as Exhibit 3.2 to Form 10-K filed May 16, 2013 and incorporated herein by reference.

31	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.

32

Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLONE URANIUM CORPORATION

Date:	June 19, 2013	By:	/s/ James G. Baughman
James G. Baughman
Chief Executive and Acting Chief Financial Officer