Form 10-Q
period 2013-07-31
Cyclone Uranium Corp
filed 2013-09-20
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

There were 149,062,125 shares of the issuer's common stock, par value $0.001, outstanding as of September 6, 2013.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2013

ITEM 1. Financial Statements and Notes

(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013 (unaudited)	January 31, 2013

ASSETS

CURRENT ASSETS
Cash	$22,563	$21,323
Restricted deposits	35,106	35,000
Prepaid and other current assets	19,202	139,413
Total Current Assets	76,871	195,736

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,476,871	$1,595,736

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,428	$98,996
Accounts payable and accrued expenses - related party	79,927	88,303
Notes payable-shareholders	195,000	195,000
Note payable	300,000	300,000
Accounts payable and accrued expenses - shareholders	521,432	496,156
Total Current Liabilities	1,247,787	1,178,455

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized 149,062,125 and 141,062,125 shares issued and outstanding, respectively	149,061	141,061
Additional paid-in capital	21,213,750	20,988,642
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(5,780,612)	(5,359,307)
Total Stockholders' Equity (Deficit)	229,084	417,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,476,871	$1,595,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					February 1, 2001 (Inception of ExplorationStage) to July 31,

	For the three months ended July 31,		For the six months ended July 31,

	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	-	-	50,000
Exploration expense	54,166	66,039	102,914	97,784	1,765,500
Impairment of mineral interests	-	-	-	281,477	621,277
Write down of inventory to fair value	-	-	-	-	125,000
General and administrative	126,452	112,415	230,391	272,738	4,790,103
TOTAL OPERATING EXPENSES	180,618	178,454	333,305	651,999	7,351,880

(LOSS) FROM OPERATIONS	(180,618)	(178,454)	(333,305)	(651,999)	(7,307,640)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	-	-	-	(162,032)
Interest expense	(34,872)	(6,777)	(68,606)	(15,325)	(244,010)
Interest expense - shareholder	(9,232)		(19,500)		(19,500)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	-	106	-	2,404,794
Interest income	-	-	-	-	37,709
TOTAL OTHER INCOME (EXPENSES)	(44,104)	(6,777)	(88,000)	(15,325)	2,083,896

(LOSS) BEFORE TAXES	(224,722)	(185,231)	(421,305)	(667,324)	(5,223,744)

INCOME TAXES	-	-	-	-	556,868

NET (LOSS)	$(224,722)	$(185,231)	$(421,305)	$(667,324)	$(5,780,612)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	146,869,190	140,170,821	144,024,832	127,393,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from February 1, 2001 (Inception of Exploration Stage to July 31, 2013

	Six months ended
	July 31, 2013	July 31, 2012

	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(421,305)	$(667,324)	$(5,780,612)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	-	281,477	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	-	-	419,814
Stock subscriptions related to services provided	-	100,000	82,750
Stock options issued for services	-	-	333,173
Stock based compensation	-	-	699,937
Stock option expense	73,108	99,924	149,849
Changes in assets and liabilities:
Inventory	-	-	50,000
Prepaid and other current assets	120,105	56,912	43,582
Accounts payable and accrued expenses	52,433	(56,483)	701,645
Accounts payable and accrued expenses, related party	(8,376)	-	(8,376)
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	25,275	32,820	556,131
Net cash (used in) operating activities	(158,760)	(152,674)	(4,352,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	-	297,564	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	-	297,564	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	160,000	50,000	1,016,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	-	-	335,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	-	(149,000)	(1,181,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	160,000	(99,000)	914,486

INCREASE(DECREASE) IN CASH	1,240	45,890	2,176

Cash, beginning of period	21,323	315	20,387

Cash, end of period	$22,563	$46,205	$22,563

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Conversion of amounts due to shareholders upon exercise of stock warrants	$-	$-	$347,498
Common shares issued for stock subscriptions - shareholder	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$-	$2,000,000	$2,030,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Cyclone Uranium Corporation (“Cyclone” or the “Company”), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

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

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Report on Form 10-K for the year ended January 31, 2013, and are supplemented throughout the notes to condensed consolidated financial statements in this report. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Report on the Form 10-K for the year ended January 31, 2013.

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

NOTE 4 - Going Concern

The Company has an accumulated deficit of $21,133,727 and has a working capital deficit of $1,170,916 at July 31, 2013.  The Company has no current revenue producing operations and is in default on its $300,000 and $35,000 notes payable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011 the shareholder advanced a further $150,000 and added an additional $30,000 on Oct 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of July 31, 2013 principal and interest due are $160,000 and $98,963.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of July 31, 2013, the Company recorded $2,963 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance. As of July 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  On July 31, 2013 the balance due, including interest is $37,963. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of July 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note. The default interest rate is 45%. As of July 31, 2013 the balance due, including interest, is $411,679. In addition, the note is secured by all of the property of the Company. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

In connection with the financing agreement, on August 31, 2012 the Company issued a Warrant to purchase 6,814,000 shares of common stock, exercisable on or before August 31, 2017 at $0.02 per share.  The fair value of the warrant at the date of grant was $132,332 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.

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

The balance of restricted deposits at July 31, 2013 was $35,106, which may be released upon future inspection by the Arizona BLM.

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

During the year ended January 31, 2013, the Company issued 50,000,000 shares to the shareholders of New Fork at $0.04 per share, 2,000,000 shares for a one-year investor relations services that terminated on March 19, 2013 at $0.05 per share valued at $100,000, and 2,000,000 units each consisting of one common share and one half warrant for cash of $50,000. The Company completed a private placement transaction in the amount of $50,000 by the issuance of 2,000,000 shares of common stock at $0.04 per share. Each share included one-half of a warrant exercisable at $0.05 per share.

During the quarter ended July 31, 2013 the Company, for a total of $125,000 issued 6,250,000 shares of common stock at $0.02 per share. Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.

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

On March 25, 2013 the Company issued stock options to purchase 4,000,000 shares of common stock to an individual providing contract CFO services to the Company, half of which vested upon issuance and twenty five percent will vest in each of the subsequent two years of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.  The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model.  The fair value of these options was determined to be $79,498 Based on the following assumptions: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their vesting schedule.

On March 25, 2013 the Company issued stock options to purchase 500,000 shares of common stock to an individual providing contract accounting services to the Company, half of which vested upon issuance and the other half will vest after one year of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.  The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model.  The fair value of these options was determined to be $9,937 Based on the following assumptions: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their vesting schedule.

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	10,250,000	$0.17
Issued	4,500,000	$0.02
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at July 31, 2013	14,750,000	$0.12
Exercisable at July 31, 2013	12,500,000	$0.14

The following table summarizes information about stock options at July 31, 2013:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	4.65 yrs	$0.02	2,250,000	$0.02
$0.05	2,000,000	2.81 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	2.44 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	1.48 yrs	$0.08	500,000	$0.08
$0.30	100,000	1.48 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	2.35 yrs	$0.60	2,000,000	$0.60

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

During the quarter ended July 31, 2013 the Company, for a total of $125,000, issued 6,250,000 shares of common stock at $0.02 per share.  In addition 3,125,000 warrants were issued to these investors which are  exercisable at $0.25 per share with a term of five years from the grant date.

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	8,814,000	$0.02
Issued	4,000,000	$0.25
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at July 31, 2013	12,814,000	$0.09
Exercisable at July 31, 2013	12,814,000	$0.09

On July 31, 2013, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	1,000,000	2.44 yrs	$20,000	$0.02
$0.02	6,814,000	4.09 yrs	$136,280	$0.02
$0.05	1,000,000	1.89 yrs	$50,000	$0.05
$0.25	4,000,000	4.82 yrs	$1,000,000	$0.25

Fair Value Considerations:

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our stock options issued to contractors that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. While we had no outstanding instruments as of January 31, 2013 that required fair value measurement, 4,500,000 options were issued to contractors on March 25, 2013 which require fair value measurement for the unvested options on a quarterly basis.

The options were valued using the Black-Scholes option pricing model.  Based on the following assumptions: expected life of the options of 4.75 years, expected volatility of 232.3%, risk-free interest rate of 1.38% and a stock price of $0.03, the Company calculated an additional value for the unvested options of $22,179 which was recorded as stock option expense in the quarter ended July 31, 2013.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Beginning balance as of period ended January 31, 2013	$-0-
Grant date fair value of unvested options	$44,717
Fair value adjustment	$22,179
Balance as of period ended July 31, 2013	$66,896

NOTE 9 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of July 31, 2013, $51,359 was owed to Minex Exploration for these services.

As of July 31, 2013 James G. Baughman, our CEO and Director, was owed $14,500 in fees and $1,846 in accrued benefits for his duties as CEO and $12,222 in expense reimbursements.  As of July 31, 2013, the entire amount of $28,568 was owed to Mr. Baughman.

NOTE 10 - Subsequent Events

On August 30, 2013 the Company entered into a $150,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and the payment of general operating expenses of the Company.  The note payable accumulates interest at a rate of 30% per annum and is payable on or before December 30, 2013.  The Company issued a five year warrant to the lender to purchase 5,000,000 shares of Company common stock, exercisable at $0.02 per share.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s plans for a drill program, the Company’s potential for joint venture partners, and other characterizations of future events or circumstances are forward-looking statements. The Company’s properties are without known reserves and any proposed projects or drill programs are exploratory in nature.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended January 31, 2013.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Mineral Properties

Through several acquisitions, the Company evolved and has focused on building a portfolio of uranium mining claims in Wyoming, South Dakota and Arizona, the most recent of which was the March 14, 2012 acquisition of New Fork.  New Fork's assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land.  These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming.  The Company’s existing Cyclone Rim claims cover a 28-mile extent of the western portion of this same roll-front trend.  This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity.  The Company now holds significant acreage on key uranium ground in the Red Desert.

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

Although the Company can maintain control of these claims going forward for a fairly minimal cost, management believes that it can significantly increase the value of the properties by investing in drill programs to define the resource of these claims.  The strategy would be to implement drill programs focused on our Cyclone Rim and New Fork properties in a phased approach over the next couple of years.  Management estimates the total required investment for these drill programs to be between $8 million and $15 million with the costs being weighted more heavily toward the later phases and depending on the results from the earlier phases.  The Company’s business plan will require additional capital through debt or equity financing to fund these programs, which may not be available at reasonable terms, if at all.

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

Results of Operations

The following discussion involves the results of operations for the quarters ended July 31, 2013 and July 31, 2012 and for the six months ended July 31, 2013 and July 31, 2012.

The Company had no revenue from production during the quarters ended July 31, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the quarter ended July 31, 2013 were $54,166 compared to $66,039 for the quarter ended July 31, 2012.  Exploration expenses may fluctuate somewhat going forward as the Company adjusts its claim portfolio, but should remain in this range until the Company is able to expand its exploration drill program.

General and administrative expenses for the quarter ended July 31, 2013 amounted to $126,452 compared to $112,415 for the quarter ended July 31, 2012.  General and administrative expenses increased primarily due to greater professional services incurred over the past year.

Total other expenses for the quarter ended July 31, 2013 were $44,104 compared to $6,777 for the quarter ended July 31, 2012.  The increase was primarily due to an increase in interest expense as a result of the increased level of debt that was incurred over the past twelve months.

For the quarter ended July 31, 2013, the Company reported a net loss of $224,722 compared to a net loss of $185,231 for the quarter ended July 31, 2012.

The Company had no revenue from production during the six months ended July 31, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the six months ended July 31, 2013 were $102,914 compared to $97,784 for the six months ended July 31, 2012.  Exploration expenses may fluctuate somewhat going forward as the Company adjusts its claim portfolio, but should remain in this range until the Company is able to expand its exploration drill program.

General and administrative expenses for the six months ended July 31, 2013 amounted to $230,391 compared to $272,738 for the six months ended July 31, 2012.

Total other expenses for the six months ended July 31, 2013 were $88,000 compared to $15,325 for the six months ended July 31, 2012.  The increase was primarily due to an increase in interest expense as a result of the increased level of debt that was incurred over the past twelve months.

For the six months ended July 31, 2013, the Company reported a net loss of $421,305 compared to a net loss of $667,324 for the six months ended July 31, 2012.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at July 31, 2013, of $22,563 compared to $21,323 on January 31, 2013.  The Company also holds restricted cash of $35,106 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,247,787 on July 31, 2013 compared to $1,178,455 on January 31, 2013 of which $195,000 were owed to affiliates for both periods.  We also increased current liabilities with a $300,000 bridge loan from a non-affiliate on August 31, 2012, which is currently in default.  Current assets amounted to $76,871 resulting in a working capital deficit of $1,170,916 at July 31, 2013.

Cash used in operating activities for the six months ended July 31, 2013 was $158,760 compared to $152,674 for the six months ended July 31, 2012.

Cash provided from investing activities for the six months ended July 31, 2013 was $-0- compared to $297,564 for the six months ended July 31, 2012.  This decrease was due to an infusion of cash from the New Fork acquisition in 2012.

Cash provided by financing activities for the six months ended July 31, 2013 was $160,000 compared to cash used in financing activities of 99,000 for the six months ended July 31, 2012.  The increase was primarily due to proceeds from the sale of common stock and a loan, offset by repayment of a portion of a shareholder note payable.

The first phase of drilling activities on the Wyoming properties will likely cost between $3 million and $4 million.  If we are unable to raise the additional capital necessary for these activities at favorable terms, we will postpone these drilling programs until we are able to do so and cash used in operating activities would remain in line with current levels.

The Company recognizes its need for additional funding either from equity sales or borrowings to create a more favorable working capital ratio and allow for a more aggressive property acquisition program. The Company also recognizes that there is no assurance that adequate additional financing is either available or achievable on terms acceptable to it, if at all.

Management intends to raise between $3 million and $4 million in capital from the issuance of equity over the next twelve months to fund the first phases of drilling programs for the Company’s Cyclone Rim and New Fork properties. The scope of this phase would likely include drilling as many as 100 drill holes on these properties to determine the presence or absence of uranium mineralization with the intent of being able to eventually establish and support an inferred mineral resource calculation for these claims. If the Company has insufficient cash on hand, management has the ability to postpone these activities until financing is available.  Should that be the case, management has the ability to run the Company at its current level of activity and operating cash requirements going forward which require raising approximately $500,000 in capital over the next twelve months.

On August 30, 2013 the Company entered into a $150,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and the payment of general operating expenses of the Company.  The note payable accumulates interest at a rate of 30% per annum and is payable on or before December 30, 2013.  The Company issued a five year warrant to the lender to purchase 5,000,000 shares of Company common stock, exercisable at $0.02 per share.

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

Business Combinations

On March 14, 2012, Fischer-Watt and the Shareholders of New Fork Uranium Corporation (“New Fork”), a Wyoming corporation, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby the shareholders of New Fork sold all of the issued and outstanding shares of New Fork to the Fischer-Watt in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, $.001 par value, of Fischer-Watt.

The 50,000,000 shares of common stock of Fischer-Watt issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of Fischer- Watt’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

In a shareholder meeting held in November 2012, shareholders voted to change the name of the Company from Fischer-Watt Gold Company, Inc. to Cyclone Uranium Corporation.

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of July 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended July 31, 2013 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-K, as filed on April 16, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended July 31, 2013 the Company, for a total of $125,000 issued 6,250,000 shares of common stock at $0.02 per share.  Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.

The common stock and warrant were issued to the investor in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.  No commissions or other remuneration were paid on the transaction.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of July 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of July 31, 2013 the balance due, including interest, is $411,679. In addition, the note is secured by all of the property of the Company. The Company is currently engaged in discussions with the lender with regard to negotiating an extension on the note.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of July 31, 2013, the Company recorded $2,963 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.  As of July 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  On July 31, 2013 the balance due, including interest is $37,963.  We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

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

CYCLONE URANIUM CORPORATION

Date:	September 20, 2013	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer and acting Chief Financial Officer