Form 10-K/A
period 2013-01-31
Cyclone Uranium Corp
filed 2013-10-31
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2011, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $1,654,773.  The total number of shares of Common Stock issued and outstanding as of May 10, 2013 was 141,062,125

Explanatory Note: This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the period ended January 31, 2013, originally filed with the Securities and Exchange Commission on May 16, 2013 (the "Original Form 10-K"), is being filed to amend Item 9A.

No other changes have been made to the Original Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Form 10-K filing date.

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

Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of January 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of January 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2013:

(1)

Lack of an independent audit committee financial expert.  We have not identified an audit committee financial expert on our board of directors.  This factor is counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)

Limited staffing within our accounting operations.  The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statement of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds and/or additional resources are available to the Company) consider taking the following actions: (1) appoint an outside director to our Board of Directors as an audit committee financial expert; and (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

The Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

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

CYCLONE URANIUM CORPORATION

Date:	October 31, 2013	By:	/s/ James G. Baughman
James G. Baughman
President, Chief Executive Officer,
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 31, 2013	By:	/s/ James G. Baughman
James G. Baughman
Director, Chairman, President and CEO, and
Acting Chief Financial Officer (Principal
Executive Officer and Principal Financial Officer)

Date:	October 31, 2013	By:	/s/ Gregory Schifrin
Gregory Schifrin
Director

Date:	October 31, 2013	By:	/s/ James M. Seed
James M. Seed
Director

Date:	October 31, 2013	By:	/s/ William Rapaglia
William Rapaglia
Director