Form 10-Q
period 2013-10-31
Cyclone Uranium Corp
filed 2013-12-16
CIK 844788

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

There were 149,562,125 shares of the issuer's common stock, par value $0.001, outstanding as of December 10, 2013.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2013

ITEM 1. Financial Statements and Notes

(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013 (unaudited)	January 31, 2013

ASSETS

CURRENT ASSETS
Cash	$8,603	$21,323
Restricted deposits	35,106	35,000
Prepaid and other current assets	123,771	139,413
Total Current Assets	167,480	195,736

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,567,480	$1,595,736

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$208,051	$98,996
Accounts payable and accrued expenses - related party	80,273	88,303
Notes payable-shareholders	311,713	195,000
Note payable	300,000	300,000
Accounts payable and accrued expenses - shareholders	536,648	496,156
Total Current Liabilities	1,436,685	1,178,455

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 600,000,000 shares authorized 149,562,125 and 141,062,125 shares issued and outstanding, respectively	149,561	141,061
Additional paid-in capital	21,268,908	20,988,642
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(5,934,559)	(5,359,307)
Total Stockholders' Equity (Deficit)	130,795	417,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,567,480	$1,595,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					February 1, 2001 (Inception of ExplorationStage) to October 31,
	For the three months ended		For the nine months ended
	October 31,		October 31,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	-	-	50,000
Exploration expense	34,470	66,584	137,383	164,368	1,799,969
Impairment of mineral interests	-	-	-	281,477	621,277
Write down of inventory to fair value	-	-	-	-	125,000
General and administrative	36,102	132,856	266,494	405,594	4,826,206
TOTAL OPERATING EXPENSES	70,572	199,440	403,877	851,439	7,422,452

(LOSS) FROM OPERATIONS	(70,572)	(199,440)	(403,877)	(851,439)	(7,378,212)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	(6,947)	-	(22,272)	(162,032)
Interest expense	(34,872)	(139,976)	(103,477)	(139,976)	(278,881)
Interest expense - shareholder	(48,503)		(68,003)		(68,003)
Relief of payables and other indebtedness	-	-	-	-	66,935
Other income	-	4	105	4	2,404,793
Interest income	-	-	-	-	37,709
TOTAL OTHER INCOME (EXPENSES)	(83,375)	(146,919)	(171,375)	(162,244)	2,000,521

(LOSS) BEFORE TAXES	(153,947)	(346,359)	(575,252)	(1,013,683)	(5,377,691)

INCOME TAXES	-	-	-	-	556,868

NET (LOSS)	$(153,947)	$(346,359)	$(575,252)	$(1,013,683)	$(5,934,559)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARESOUTSTANDING,
BASIC AND DILUTED	149,404,516	141,062,125	144,622,632	131,999,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from February 1, 2001 (Inception of Exploration Stage to October 31, 2013

	Nine months ended
	October 31, 2013	October 31, 2012

	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(575,252)	$(1,013,683)	$(5,934,559)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	-	281,477	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	-	-	419,814
Stock compensation	52,193	199,924	1,244,794
Non cash interest expense	33,286	132,332	33,286
Changes in assets and liabilities:
Inventory	-	-	50,000
Prepaid and other current assets	15,536	(52,724)	(60,987)
Accounts payable and accrued expenses	109,055	(5,341)	758,267
Accounts payable and accrued expenses, related party	(8,030)	-	(8,030)
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	40,492	39,768	571,348
Net cash (used in) operating activities	(332,720)	(418,247)	(4,526,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	-	297,564	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	-	297,564	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	170,000	50,000	1,026,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	150,000	300,000	485,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	-	(149,000)	(1,181,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	320,000	201,000	1,074,486

INCREASE(DECREASE) IN CASH	(12,720)	80,317	(11,784)

Cash, beginning of period	21,323	315	20,387

Cash, end of period	$8,603	$80,632	$8,603

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Initial debt discount to record warrants to additional paid in capital	$-	$-	$-
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Common shares issued for stock subscriptions - shareholder	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$-	$2,000,000	$2,030,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Cyclone Uranium Corporation (“Cyclone” or the “Company”), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended January 31, 2013.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Report on Form 10-K and 10-K/A for the year ended January 31, 2013, and are supplemented throughout the notes to condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Report on the Form 10-K and 10-K/A for the year ended January 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - Acquisition of New Fork Uranium Corporation

On March 14, 2012, the Company entered into a Stock Purchase Agreement (“the Agreement”) whereby the shareholders of New Fork Uranium Corporation (“New Fork”) sold all of the issued and outstanding shares of New Fork to the Company in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, at $0.001 par value, of the Company.

The 50,000,000 shares of common stock of the Company issued pursuant to the Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of the Company’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Agreement.

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

NOTE 3 – Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents are not included in the calculation.

NOTE 4 - Going Concern

The Company has an accumulated deficit of $21,287,674 and has a working capital deficit of $1,269,205 at October 31, 2013. The Company has no current revenue producing operations and is in default on its $300,000 and $35,000 notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of metals, future capital raising efforts, and the ability to achieve and sustain efficient revenue producing operations. Management's plans will require additional financing, reduced exploration activity or disposition of or joint ventures with respect to mineral properties.While the Company has been successful in these capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operating improvements will be successful.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 5 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties. This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of October 31, 2013 principal and interest due are $160,000 and $104,966.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and due upon maturity. The note and accrued interest was due and payable July 7, 2013. As of October 31, 2013, the Company had recorded $4,286 in accrued interest. In connection with the note payable, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share. The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance. As of October 31, 2013, the Company is in default on the note.  On October 31, 2013 the balance due, including interest is $39,286. We are currently engaged in discussions with the lender to extend the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum. The note is due and payable 120 days from August 30, 2013. In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share. The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 8. The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants. An amount of $33,286 was expensed in the quarter ended October 31, 2013. The remaining amount of $33,287 will be amortized and expensed over the life of the note which matures December 30, 2013.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company. The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of October 31, 2013, the Company is in default on the note.The default interest rate is 45%. As of October 31, 2013 the balance due, including interest, is $446,550. In addition, the note is secured by all of the property of the Company. We are currently engaged in discussions with the lender to extend the note.

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

During the year ended January 31, 2011, the remaining reclamation work was completed, and $304,400 of restricted deposits was released. Approximately $127,000 of this amount was used to pay annual mineral claim fees, $130,000 was paid to Tournigan Energy, and $47,000 was used for operations.

The balance of restricted deposits at October 31, 2013 was $35,106, which may be released upon future inspection by the Arizona BLM.

NOTE 7 - Stockholders’ Equity (Deficit)

During the year ended January 31, 2012, the Company issued a total of 800,000 in shares to two individuals who had previously donated their time to the Company. 750,000 shares at $0.04 per share were granted and expensed as consulting expense and an additional 50,000 shares at $0.04 were granted to a related party and expensed as website expense. A related party forgave notes payable in the amount of $600,000. This amount was recorded as a contribution to capital.The Company issued a total of 6,323,820 common shares in settlement of debt of $410,860.

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

On August 28, 2013, Accredited Members, Inc. was issued 500,000 of common stock at a price of $0.02 per share in exchange for an accounts payable for professional services provided to the Company. Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.

During the nine months ended October 31, 2013 the Company, for a total of $170,000 issued 8,500,000 shares of common stock at $0.02 per share. Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance. This issuance included the Accredited Members, Inc. transaction described above, which was the only equity based transaction for the quarter ended October 31, 2013. Based on the terms and conditions of the warrants, we have concluded that all of the warrants issued meet the criteria for equity classification.

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

The Company records compensation expense ratably over the vesting period for the fair value of options granted under the Company's 2012 Stock Option Plan. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

On March 25, 2013 the Company issued stock options to purchase 500,000 shares of common stock to an individual providing contract accounting services to the Company, half of which vested upon issuance and the other half will vest after one year of service to the Company.  The options were priced at $0.02 per share and will expire five years from the date of issuance.  The fair value of the options granted is estimated using the market price at the end of each quarter. The fair value of these options as of the date of grant was determined to be $9,937. On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their vesting schedule.

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	10,250,000	$0.17
Issued	4,500,000	$0.02
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at October 31, 2013	14,750,000	$0.12
Exercisable at October 31, 2013	12,500,000	$0.14

The following table summarizes information about stock options at October 31, 2013:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	4.40 yrs	$0.02	2,250,000	$0.02
$0.05	2,000,000	2.55 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	2.18 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	1.22 yrs	$0.08	500,000	$0.08
$0.30	100,000	1.22 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	2.10 yrs	$0.60	2,000,000	$0.60

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

During the quarter ended October 31, 2013 the Company issued 500,000 shares of common stock at $0.02 per share in exchange for certain services provided to the Company.  In addition 250,000 warrants were issued to the same service provider  which are exercisable at $0.25 per share with a term of five years from the grant date.

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	8,814,000	$0.02
Issued	9,250,000	$0.09
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at October 31, 2013	18,064,000	$0.08
Exercisable at October 31, 2013	18,064,000	$0.08

On October 31, 2013, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	12,814,000	3.32 yrs	$256,280	$0.02
$0.05	1,000,000	1.64 yrs	$50,000	$0.05
$0.25	4,250,000	2.58 yrs	$1,000,000	$0.25
	18,064,000

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our stock options issued to contractors that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.While we had no outstanding instruments as of January 31, 2013 that required fair value measurement, 4,500,000 options were issued to contractors on March 25, 2013 which require fair value measurement for the unvested options on a quarterly basis.

The options were revalued again using the Black-Scholes option pricing model for the quarter ended October 31, 2013 based on the following assumptions: expected life of the options of 4.50 years, expected volatility of 228.3%, risk-free interest rate of 1.31% and a stock price of $0.016, the Company calculated that the value for the unvested options had declined by $27,126 which was recorded as a negative stock option expense in the quarter ended October 31, 2013.

NOTE 9 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of October 31, 2013, $51,359 was owed to Minex Exploration for these services.

As of October 31, 2013 James G. Baughman, our CEO and Director, was owed $14,500 in fees and $2,192 in accrued benefits for his duties as CEO and $12,222 in expense reimbursements.  As of October 31, 2013, the entire amount of $28,914 was owed to Mr. Baughman.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s plans for a drill program, the Company’s potential for joint venture partners, and other characterizations of future events or circumstances are forward-looking statements. The Company’s properties are without known reserves and any proposed projects or drill programs are exploratory in nature.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K and 10-K/A for the year ended January 31, 2013.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Results of Operations

The following discussion involves the results of operations for the quarters ended October 31, 2013 and October 31, 2012 and for the nine months ended October 31, 2013 and October 31, 2012.

The Company had no revenue from production during the quarters ended October 31, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the quarter ended October 31, 2013 were $34,470 compared to $66,584 for the quarter ended October 31, 2012.  Exploration expenses may fluctuate slightly going forward as the Company adjusts its claim portfolio, but should remain in this general range until the Company is able to expand its exploration drill program.

General and administrative expenses for the quarter ended October 31, 2013 amounted to $36,102 compared to $132,856 for the quarter ended October 31, 2012.  General and administrative expenses decreased primarily due to greater professional services incurred over the past year.

Total other expenses for the quarter ended October 31, 2013 were $83,375 compared to $146,919 for the quarter ended October 31, 2012.  This decrease was primarily due to a large one-time  interest expense recorded for a short-term note in the third quarter 2012 related to warrants issued with the note. (See Footnote #8.)

For the quarter ended October 31, 2013, the Company reported a net loss of $153,947 compared to a net loss of $346,359 for the quarter ended October 31, 2012.

The Company had no revenue from production during the nine months ended October 31, 2013 or 2012 as the Company had no properties in production.

Exploration expenses for the nine months ended October 31, 2013 were $137,383 compared to $164,368 for the nine months ended October 31, 2012.  Exploration expenses may fluctuate slightly going forward as the Company adjusts its claim portfolio, but should remain in this general range until the Company is able to expand its exploration drill program.

General and administrative expenses for the nine months ended October 31, 2013 amounted to $266,494 compared to $405,594 for the nine months ended October 31, 2012.  This decrease is primarily due to cost cutting measures and efficiencies introduced by management.

Total other expenses for the nine months ended October 31, 2013 were $171,375 compared to $162,244 for the nine months ended October 31, 2012.  The increase was primarily due to an increase in interest expense as a result of the increased level of debt that was incurred over the past twelve months.

For the nine months ended October 31, 2013, the Company reported a net loss of $575,252 compared to a net loss of $1,013,683 for the nine months ended October 31, 2012.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at October 31, 2013, of $8,603 compared to $21,323 on January 31, 2013.  The Company also holds restricted cash of $35,106 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,436,685 on October 31, 2013 compared to $1,178,455 on January 31, 2013 of which $195,000 were owed to affiliates for both periods.  We also increased current liabilities with a $300,000 bridge loan from a non-affiliate on August 31, 2012, which is in default, and a $150,000 loan from a company shareholder on August 30, 2013.  Current assets amounted to $167,480 resulting in a working capital deficit of $1,269,205 at October 31, 2013.

Cash used in operating activities for the nine months ended October 31, 2013 was $332,720 compared to $418,247 for the nine months ended October 31, 2012.

Cash provided from investing activities for the nine months ended October 31, 2013 was $-0- compared to $297,564 for the nine months ended October 31, 2012.  This decrease was due to an infusion of cash from the New Fork acquisition in 2012.

Cash provided by financing activities for the nine months ended October 31, 2013 was $320,000 compared to $201,000 for the nine months ended October 31, 2012.  The increase was primarily due to proceeds from the sale of common stock and loans, offset by repayment of a portion of a shareholder note payable.

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

Management needs to raise between $3 million and $4 million to fund the first phases of drilling programs for the Company’s Cyclone Rim and New Fork properties. The scope of this phase would likely include drilling as many as 100 drill holes on these properties to determine the presence or absence of uranium mineralization with the intent of being able to eventually establish and support an inferred mineral resource calculation for these claims. If the Company has insufficient cash on hand, management has the ability to postpone these activities until financing is available.  Should that be the case, management has the ability to run the Company at its current level of activity and operating cash requirements going forward which require raising approximately $500,000 in capital over the next twelve months.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note is due and payable 120 days from August 30, 2013.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 8. An amount of $33,286 was expensed in the quarter ended October 31, 2013. The remaining amount of $33,287 will be amortized and expensed over the life of the note which matures December 30, 2013 at the end of this fiscal year.

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

Business Combinations

On March 14, 2012, Cyclone and the Shareholders of New Fork Uranium Corporation (“New Fork”), a Wyoming corporation, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby the shareholders of New Fork sold all of the issued and outstanding shares of New Fork to Cyclone in exchange for the issuance to the shareholders of an aggregate of 50,000,000 shares of common stock, $.001 par value, of Cyclone.

The 50,000,000 shares of common stock of Cyclone issued pursuant to the Stock Purchase Agreement were issued pro rata to all of the shareholders of New Fork on the basis of 0.877192983 shares of Cyclone’s common stock for each outstanding New Fork share of common stock issued and outstanding on the effective date of the Stock Purchase Agreement.

In a shareholder meeting held in November 2012, shareholders voted to change the name of the Company from Fischer-Watt Gold Company, Inc. to Cyclone Uranium Corporation.

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended October 31, 2013 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-K, as filed on April 16, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum. The note is due and payable 120 days from August 30, 2013. In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share. The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 8. An amount of $33,286 was expensed in the quarter ended October 31, 2013. The remaining amount of $33,287 will be amortized and expensed over the life of the note which matures December 30, 2013 at the end of this fiscal year.

On August 28, 2013, Accredited Members, Inc. was issued 500,000 of common stock at a price of $0.02 per share in exchange for an accounts payable for professional services provided to the Company. Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.

The common stock and warrants were issued to the investors in reliance on the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933. No commissions or other remuneration were paid on the transactions set forth above.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of October 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of October 31, 2013 the balance due, including interest, is $446,550. In addition, the note is secured by all of the property of the Company. The Company received notification of the lender's intent to forclose on the pledged assets and the Company is currently engaged in negotiations with the lender with regard to satisfying the lender's demand for payment.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of October 31, 2013, the Company recorded $4,286 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.  As of October 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note.  On October 31, 2013 the balance due, including interest is $39,286.  We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

  Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation, as amended. Filed as Exhibit 2.3 to Form 10-QSB filed January 6, 1998 and incorporated herein by reference.

3.2	By-laws of the Corporation. Amended and Restated. Filed as Exhibit 3.3 to Form 10-QSB filed December 16, 1996 and incorporated herein by reference.

10.1	Subscription Agreement Promissory Note and Warrant Purchase Agreement, dated August 30, 2013 between the Corporation and Perry L. Miller.

10.2	Promissory Note, dated August 30, 2013 between the Corporation and Perry L. Miller.

31	Officers Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

32	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 for James G. Baughman. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLONE URANIUM CORPORATION

Date:	December 16, 2013	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer and acting Chief Financial Officer