Form 10-K
period 2014-01-31
Cyclone Uranium Corp
filed 2014-05-16
CIK 844788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number  0-17386

Common Stock $.001 per share par value

CYCLONE URANIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0227654
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2186 S. Holly St. Ste 104
Denver, Colorado 80222
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (303) 800-0678

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 per share par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2013, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $3,159,600.  The total number of shares of Common Stock issued and outstanding as of May 6, 2014 was 149,562,125

EXCHANGE RATES

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

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report.You should not place undue reliance on these forward-looking statements.

PART I

Item 1.   Business.

Introduction

Cyclone Uranium Corporation (“Cyclone” or the “Company”) formerly known as Fischer-Watt Gold Company, Inc. is a junior mineral exploration company with a portfolio of uranium properties in Wyoming and Arizona. Cyclone was incorporated in Nevada in 1986.  On March 14, 2012, Cyclone acquired the assets of New Fork Uranium Corp. for stock, further strengthening its land position with strategically located claims and leases in the Cyclone Rim area of the Wyoming Red Desert. Cyclone changed its name from Fischer-Watt Gold Company, Inc. in December, 2012.

In 2009 Cyclone acquired a 100% interest in Tournigan Energy Ltd and with the New Fork Uranium Corp. acquisition now holds 19,300 acres of claims in Wyoming (965 federal claims and seven state leases and Arizona (31 federal claims).  Between 2006 and 2008 approximately $7.0 million was invested in uranium exploration activities on certain of these claims.  The core area of focus is Cyclone Rim of Sweetwater County, Wyoming, where the claims cover roughly 15 miles of land hosting sinuous roll-front.  The acquisition of New Fork Uranium Corp. added ten claim blocks containing 519 claims in the heart of the Great Divide Basin, which is one of the focal points of uranium exploration in the United States.

The assets acquired from New Fork Uranium Corp. include 519 federal mining claims covering approximately 10,000 acres in Sweetwater County, Wyoming.  Cyclone holds extensive historical data on these claims obtained from the Wyoming Geological Survey.  Drill maps of drilling conducted by Kerr McGee are the most complete and show numerous uranium ore holes drilled on New Fork claims. Management believes these claims reflect uranium mineralization warranting further surface work and subsequent drill programs.  These claims, which are in close proximity to other operators that are investing heavily in exploration activities, are on trend to uranium mineralization found in the Eocene Battle Springs Formation that is a coarse, arkosic sandstone interbedded with intermittent mudstone, claystone, and siltstone.

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

RISKS RELATED TO OUR BUSINESS:

Exploration Stage Mining Company with No History of Operation

The Company is in its exploration stage, has very limited operating history, and is subject to all the risks inherent in a new business enterprise. For example, to date we have had no revenues and have relied upon equity financing to fund our operations.The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which the Company will operate, such as under-capitalization, personnel limitations, and limited revenue sources.

We identified material weaknesses in our disclosure controls and procedures and our Internal Controls Over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

The Company is significantly leveraged and has significant debt service requirements.

The Company has a significant amount of indebtedness which could limit the Company’s ability to incur additional indebtedness for capital raising purposes, securing a line of credit, or otherwise. The Company’s indebtedness has, and could continue to, adversely affect the Company’s operations, including among other things its ability to obtain additional financing if necessary. A significant portion of the Company’s use of proceeds from any capital raising efforts must be dedicated to the repayment of interest and principal on the debts which would reduce the amount of funds available for other corporate purposes.  The Company’s ability to meet its debt service obligations and reduce its indebtedness will be dependent upon the success of the Company’s business strategy, general economic conditions, and other factors affecting the Company’s plan of operations, many of which are beyond the Company’s control.

The Company is not required to establish a sinking fund (or any similar type of segregated accounts) for the repayment of its debt. There can be no assurance that the Company’s business operations will raise additional equity or debt financing to meet its debt service requirements and the potential payment of principal in cash when due, and if the Company is unable to do so, it may be required to liquidate assets.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

During the years ended January 31, 2014 and 2013 we suffered net losses of $726,411 and $1,285,247 respectively. At January 31, 2014 there was a working capital deficit of $1,420,790.There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to continue to explore and then develop the Wyoming claims. The Company is not engaged in any revenue producing activities and does not expect to do so in the near future.  Currently the Company’s sources of funding consist of the sale of equity securities, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Additional financing, if available, will likely result in substantial dilution to existing stockholders.

Capital Requirements and Liquidity; Need for Subsequent Funding

Company management and our board of directors monitor our overall costs and expenses and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going exploration project at our Wyoming mining claim.  The Company will need to explore raising additional capital during fiscal 2015 in order to fully fund its planned operations. The weak US and global economies combined with instability in global financial and capital markets have impacted the availability of funding.  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. Equity financing, if available, may result in substantial dilution to existing stockholders. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

The independent auditors’ report on our financial statements reflect a “going concern” explanatory paragraph.

As a result of our losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of, and for the year ended, January 31, 2014, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

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

Certain of our mining claims acquired from New Fork are subject to annual renewal payments of approximately $150,000 in the aggregate. In order to make these payments each year, we must raise funds either through the sale of capital or the issuance of debt.  There are no assurances that we will be able to raise the funds required to make the annual lease payments. Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for us to obtain funding to allow us to renew these claims, which could materially impact our business operations and business plan.

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

Our Business Plan is Highly Speculative and its Success Largely Depends on Mineral Exploration in the Wyoming Mining Claims

Although the Company holds mining claims South Dakota and Arizona, our business plan is focused primarily on exploration on the Company’s Wyoming claims and to identify reserves, as described herein. Exploitation of mineralization and determining whether the mineralization might be extracted profitably is highly speculative and it may take a number of years until production is possible,during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. Exploration projects are also subject to the completion of compiling initial drill data, establishing favorable feasibility studies, issuance of necessary permits and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks.

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

Title to Our Mineral Properties May be Challenged

We attempt to confirm the validity of its rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained.Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

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

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.Our Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, rights and preferences with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

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

Mineral Claims and Leases

The mineral holdings of Cyclone Uranium  are comprised of 965 federal lode claims covering 19,300 acres in Wyoming,  and 31 federal lode claims covering 620 acres in Arizona, along with 7 State leases covering 3,600  acres in Wyoming. All the claims and leases are 100% controlled by Cyclone Uranium through two subsidiaries – Tournigan USA (“TUSA”) and New Fork Uranium (“New Fork”). There is a royalty of 2% on production from company properties. There are no further underlying agreements, payments or royalties other than statutory Federal, State and County fees and production royalties. Annual fees and minimum work requirements to hold these properties currently amount to approximately $127,000.

Wyoming

The Wyoming properties consist of 965 Federal claims covering 19,300 acres and 7 State leases covering 3,600 acres distributed in three areas of prospective uranium bearing geology. Some of the properties are close to former and existing producing uranium mines or in-situ recovery (“ISR”) operations.These areas are Cyclone Rim in Sweetwater County; South Pass in Sublette and Fremont Counties; Great Divide Basin in Sweetwater County.

Uranium mineralization in Wyoming is chiefly found in “roll-fronts”. The roll-fronts are crescent-shaped deposits formed in saturated, permeable sandstones.Groundwater flows through these host rocks carrying dissolved uranium and other metals such as iron, molybdenum, vanadium and selenium. These metals precipitate when the groundwater flow crosses the interface from oxidized conditions into reducing conditions in the sandstone and thereby deposit in the crescent-shaped forms.

Cyclone Rim.

The largest exploration area is in the Cyclone Rim and the Great Divide Basin covering 14,200 acres. The claims are located in the northwestern portion of the Great Divide Basin and are located in Township 26 North, Range 96 West and Township 26 North, Range 92 & 91 W, and Township 25 North, Range 92 & 91 W.  The area is underlain by rock units of the Wasatch and the Battle Springs Formations, which host uranium mineralization in the eastern Great Divide Basin and at Crooks Gap/Green Mountain located approximately 30 miles west. The general area was explored in the early 1970’s by Union Carbide and Teton Exploration, and in the late 1970’s by Newmont Mining, Rocky Mountain Energy, Western Fuels and Ogle Petroleum. The current claim group was assembled between 2005 and 2008 and it covers an extensive length of potential roll-front mineralization from the UT claims in the west and the claim blocks of New Fork Uranium to the east.

2212 m
789
287
Jeffrey City
2429 m
Ore Rd
2278 m
Riverview Cutoff
CROOKS MOUNTAIN
GREEN MOUNTAIN
GREEN MOUNTAINS
Crooks-Gap Rd
2807 m
Fremont County
Sweetwater County
Cyclone Rim
Bairoil Rd
Lost Creek
UR Energy
Cyclone Uranium
New Fork Trend
GREAT DIVIDE BASIN
Cyclone Uranium
West Divide Trend
2023 m
Wamsutter-Crooks Rd
Mineral Exploration Rd
Sweetwater Mill
Rio Tinto
Oil Road To Mines
Stratton Rd
Battle
Spring Flat
LOST
CREEK
BASIN
Chain Lakes Flat
Luman Rd
Legend
Cyclone Uranium Claims
CYUR State Lease
1:500,000
0
5
10
20 Miles
Cyclone Uranium Corp.
April 2014

Sources: Esri, DeLorme, USGS, NPS, Sources: Esri, DeLorme, HERE, TomTom, Intermap, increment P
GS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster N... Esri Japan,
ong Kong), swisstopo, and the GIS User Community

The mineralization occurs as typical Wyoming sandstone hosted roll-front uranium mineralization in the Eocene age Battle Springs Formation.The lithology ranges from coarse sands and gravels to yellow and green silty sands and green sandy clay.Thin interbeds of green clay are common. The host unit is underlain by a thick bed of hard, chocolate brown clay shale.The mineralization tends to favor clayey sands.

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

In order to carry out an initial test of the 25 mile long CR trend, TUSA carried out a drill program in late 2007/early 2008 where it drilled 33 mud rotary holes and one core hole along nine widely spaced fences of drill-holes to provide cross-sectional information along the trend. Each fence was about 2.5 miles apart and vertical holes were drilled 200 ft. apart on each fence.These holes were designed to test for uranium mineralization along the 26-mile trace of the roll front. Significant uranium mineralization was found in 5 of the holes on three of the section lines. The mineralization was encountered at depths ranging from 50 feet to 750 feet below the surface with the mineralization plunging towards the east.

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

South Pass

Cyclone Uranium holds 16 mining claims (320 acres) and one lease covering 640 acres at South Pass are located along the southeast flank of the Wind River Mountains in the Green River Basin. Exploration was carried out in this area in the late 1960s by Federal American Partners, Getty Oil and Gulf Resources. In general they identified widespread low-grade mineralization over portions of a 26 mile long roll-front. Two mineralized areas, known as the East Sage and the Brett, were identified at that time. These may be evaluated by Cyclone Uranium for the possible application of ISR.

Arizona

TUSA holds 31 federal lode claims on approximately 600 acres in Mohave County, Northern Arizona, in the area known as the Arizona Strip immediately south of the Utah border. Uranium mineralization in these areas is hosted in “collapse” breccia pipes caused by the collapse of overlying rock strata into solution cavity caverns in the underlying limestones. Uranium mineralization was realized in the breccia pipes, at specific favorable horizons, by the action of downward migrating ground waters carrying dissolved uranium. The amounts are relatively small horizontal tabular mineralization, but are among the highest grade in the United States.

The breccia pipes are about 300 feet in diameter on average and are recognized as a circular depression on the surface. There are a lot of these structures in northern Arizona and about 1% of them appear to be mineralized. TUSA’s non-contiguous 9 blocks of claims cover about 10 depressions.

TUSA has carried out extensive field work on about 80 of these depression areas in the form of geological mapping along with soil and rock geochemical sampling since geochemical surveys have been shown in the past to be effective in identifying associated uranium mineralization. Based on this work TUSA selected about 20 areas as high priority targets. Several of these targets were followed up with geophysical surveys in order to map out the vertical shape of the breccia pipes. Audio-frequency magneto telluric surveys, using both natural source and controlled source, as well as limited seismic surveys were carried out on about 10 of the high priority targets. This was followed up with 11 holes being drilled into 4 targeted pipes for a total of 8,421 feet of drilling. Breccias were encountered in several of the holes and down-hole gamma surveys were carried out. The results are being evaluated to determine what follow-up programs should be planned.

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

	HIGH	LOW

Year Ended January 31, 2014
Quarter ended April 30, 2013	$ 0.01	$ 0.03
Quarter ended July 31, 2013	0.01	0.05
Quarter ended October 31, 2013	0.01	0.03
Quarter ended January 31, 2014	0.01	0.03

Year Ended January 31, 2013
Quarter ended April 30, 2012	$ 0.06	$ 0.02
Quarter ended July 31, 2012	0.06	0.03
Quarter ended October 31, 2012	0.03	0.02
Quarter ended January 31, 2013	0.05	0.02

Cash Dividends:

Since inception, the Company has not declared nor paid any cash dividends, and it does not expect to pay any dividends for the forseeable future

Shareholders

As of May 6, 2014 there were 670 beneficial holders of common shares.

Securities Authorized for Issuance Under Compensation Plans

Our Board of Directors has adopted the 2012 Stock Option Plan (the “Plan”) under which 15,000,000 shares of common stock are authorized for issuance.  On November 12, 2012, the stockholders approved the adoption of the Plan at the Company’s annual meeting of shareholders.  As of January 31, 2014 awards of 4,500,000 options have been made under the Plan.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of January 31, 2014:

Equity Compensation Plan Information
			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)
		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(3) (b)

Plan Category and Description

Equity Compensation Plans
Approved by Security Holders	4,500,000	$0.02	10,500,000

Equity Compensation Plans Not	10,250,000	$0.17	-
Approved by Security Holders

Total	14,750,000	$0.12	10,500,000

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, achieving exploration milestones, global demand for uranium, and other characterizations of future events or circumstances are forward-looking statements.

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

Corporate Strategy

Management believes that given the global supply and demand outlook for uranium over the next several years that demand could likely exceed supply which in turn could cause uranium prices to increase substantially from their current levels as well as prompt the large uranium producers to acquire uranium properties that could one day go into production. The Company has strategically amassed a portfolio of mining claims that are largely focused on a historically productive uranium mining region in Wyoming and can maintain control of these claims going forward for an annual cost of approximately $150,000 annually in lease payments to the Bureau of Land Management. The Company continues to assess and manage its claims on an annual basis in an attempt to achieve the maximum value for shareholders for the cost of the claims.

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

Results of Operations

The following discussion involves the results of operations for the years ended January 31, 2014 and January 31, 2013.

The Company had no revenue from production during the years ended January 31, 2014 or 2013 as the Company had no properties in production.

Exploration expenses for the year ended January 31, 2014 were $178,725 compared to $216,563 for the year ended January 31, 2013.  This decrease is attributed to management’s decision to not renew claims that were deemed to be more speculative in the last year which weren’t adding to the Company’s strategy.

General and administrative expenses for the year ended January 31, 2014 amounted to $309,364 compared to $542,979 for the year ended January 31, 2013. General and administrative expenses decreased approximately 44% primarily due to decreased professional services incurred during the year. Management has actively sought to control its corporate expenses over the last year and believes that they are now at levels that can be maintained until drilling activities are increased on the Company’s properties. General and administrative costs are closely monitored and the Company continues to use contract personnel whenever needed.

During the year ended January 31, 2013 the Company recognized $311,777 of impairment charges relating to our mineral interests compared to $-0- of impairment charges for the year ended January 31, 2014. The impairment charges resulted from the Company’s evaluation of certain mineral interests associated with the New Fork acquisition.

Total other expenses for the year ended January 31, 2014 were $238,322 compared to $213,928 for the year ended January 31, 2013.  This increase was attributable to the interest expense associated with our increased debt levels in the last year. Total interest expense was $253,612 and $213,932 for the years ended January 31, 2014 and 2013 respectively.

For the year ended January 31, 2014, the Company reported a net loss of $726,411 compared to a net loss of $1,285,247 for the year ended January 31, 2013.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at January 31, 2014, of $2,582 compared to $21,323 on January 31, 2013. The Company also holds restricted cash of $35,184 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,540,163 on January 31, 2014 compared to $1,178,455 on January 31, 2013 of which $984,277 and $779,459, respectively, were owed to affiliates. Current assets amount to $119,373 resulting in a working capital deficit of $1,420,790 at January 31, 2014.

Cash used in operating activities for the year ended January 31, 2014 was $338,741 compared to $481,556 for the year ended January 31, 2013.  This decrease was largely attributable to management’s controlling and decreasing corporate overhead expenses.  Management anticipates that the cash used in operating activities can be maintained at current levels, but will eventually increase further as the Company begins drilling activities on its properties.

Cash provided from investing activities for the year ended January 31, 2014 was $-0- compared to $297,564 for the year ended January 31, 2013.  This decrease was due to an infusion of cash from the New Fork acquisition during the fiscal year ended January 31, 2013.

Cash provided by financing activities for the year ended January 31, 2014 was $320,000 compared to $205,000 for the year ended January 31, 2013.  The increase was primarily due to a $180,000 repayment of a portion of a shareholder note with the New Fork transaction during the year ended January 31, 2013.  Given the Company’s current cash position, the need for cash provided by financing activities will continue to be commensurate with the current levels of cash used in operating activities until the Company begins drilling activities on its properties.

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

Critical Accounting Policies

Mineral Interests

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties. Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property are capitalized. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired and records an impairment equal to the amount of book value in excess of estimated fair value. Capitalization of mine development costs that meet the definition of an asset will commence once the Company has declared proven and probable reserves in accordance with SEC Industry Guide 7.

Equity-Based Compensation

The Company recognizes compensation costs for share-based awards based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation costs are recognized on a straight-line basis over each issuance’s respective vesting period.

From time to time, the Company will issue share-based awards, including options and warrants, to non-employees. The fair value of these awards issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the awards are measured at their then-current fair value at each interim reporting date, estimated using the Black-Scholes pricing model. The fair value of these awards is expensed on a straight-line basis over the associated performance period.

Our significant accounting policies are set forth in Note 1 to the Financial Statements.

  ITEM 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cyclone Uranium Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Cyclone Uranium Corporation and Subsidiaries (an exploration stage company, the “Company”) as of January 31, 2014 and the related statements of operations, cash flows, and shareholders' deficit for the years ended January 31, 2014 and the cumulative period from February 1, 2001 (Inception of Exploration Stage) to January 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Uranium Corporation and Subsidiaries, as of January 31, 2014, and the results of their operations and their cash flows for the years ended January 31, 2014 and the cumulative period from February 1, 2001 (Inception of Exploration Stage) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant funding requirements which require capital that may not be available on favorable terms or at all, as well as a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

May 16, 2014

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cyclone Uranium Corp.

We have audited the accompanying consolidated balance sheet of Cyclone Uranium Corp. (an exploration stage company), as of January 31, 2013, and the related consolidated statements of operations, changes in shareholders’ (deficit) and cash flows for the year then ended and the exploration stage period February 1, 2001 (inception) to January 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Uranium Corp., as of January 31, 2013, and the results of its operations and its cash flows for the years then ended and the period February 1, 2001 (inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

StarkSchenkein, LLP

Denver, Colorado

May 15, 2013

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

January 31, 2014 and 2013

(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS

CURRENT ASSETS
Cash	$2,582	$21,323
Restricted deposits	35,184	35,000
Prepaid and other current assets	81,607	139,413
Total Current Assets	119,373	195,736

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,519,373	$1,595,736

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$255,886	$98,996
Accounts payable and accrued expenses - related party	88,657	88,303
Accounts payable and accrued expenses - shareholders	550,620	496,156
Notes payable-shareholders	345,000	195,000
Note payable	300,000	300,000

Total Current Liabilities	1,540,163	1,178,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized
149,562,125 and 141,062,125 shares issued and outstanding, respectively	149,561	141,061
Additional paid-in capital	21,268,482	20,988,642
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(6,085,718)	(5,359,307)
Total Stockholders' Equity (Deficit)	(20,790)	417,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,519,373	$1,595,736

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

Years Ended January 31, 2014 and 2013 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2014

(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			February 1, 2001 (Inception of ExplorationStage) to January 31,
	For the year ended
	January 31,
	2014	2013	2014

REVENUE	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	50,000
Exploration expense	178,725	216,563	1,841,311
Impairment of mineral interests	-	311,777	621,277
Write down of inventory to fair value	-	-	125,000
General and administrative	309,364	542,979	4,869,076
TOTAL OPERATING EXPENSES	488,089	1,071,319	7,506,664

LOSS FROM OPERATIONS	(488,089)	(1,071,319)	(7,462,424)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	(38,528)	(162,032)
Interest expense	(138,349)	(175,404)	(313,753)
Interest expense - shareholder	(115,263)		(115,263)
Relief of payables and other indebtedness	-	-	66,935
Other income	15,290	4	2,419,978
Interest income	-	-	37,709
TOTAL OTHER INCOME (EXPENSES)	(238,322)	(213,928)	1,933,574

LOSS BEFORE TAXES	(726,411)	(1,285,247)	(5,528,850)

INCOME TAXES	-	-	(556,868)

NET LOSS	$(726,411)	$(1,285,247)	$(6,085,718)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	146,779,933	134,284,043

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Years Ended January 31, 2014 and 2013 and

February 1, 2001 (Inception of Exploration Stage) to January 31, 2014

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from February 1, 2001 (Inception of Exploration Stage to January 31, 2014

	Year ended
	January 31 2014	January 31 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(726,411)	$(1,285,247)	$(6,085,718)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	-	311,777	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	-	100,000	419,814
Stock compensation	51,767	257,673	1,244,368
Amortization of debt discount	66,573	-	66,573
Changes in assets and liabilities:
Inventory	-	-	50,000
Prepaid and other current assets	57,622	(4,831)	(18,901)
Accounts payable and accrued expenses	156,890	139,072	806,102
Accounts payable and accrued expenses, related party	354	-	354
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	54,464	-	585,320
Net cash (used in) operating activities	(338,741)	(481,556)	(4,532,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	-	297,564	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	-	297,564	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	170,000	50,000	1,026,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	150,000	335,000	485,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	-	(180,000)	(1,181,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	320,000	205,000	1,074,486

INCREASE(DECREASE) IN CASH	(18,741)	21,008	(17,805)

Cash, beginning of period	21,323	315	20,387

Cash, end of period	$2,582	$21,323	$2,582

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$556,868

Supplemental disclosure of non-cash financing activities:
Reclassification of capital contributions to note payable	$-	$-	$864,068
Initial debt discount to record warrants to additional paid in capital	$-	$-	$-
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Common shares issued for stock subscriptions - shareholder	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$-	$2,030,300	$2,030,300

See the accompanying notes to the consolidated financial statements

Cyclone Uranium Corporation

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

February 1, 2001 (Inception of Exploration Stage) to January 31, 2014

(An Exploration Stage Company)
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Capital Stock Subscribed		Accumulated (deficit) Prior to Exploration Stage	Accumulated (deficit) During Exploration Stage
		Par Value			Deferred Compensation
	Shares							Total

Balance January 31, 2001	44,398,384	$44,398	$14,476,921	$41,250	-	$(15,353,115)	$-	$(790,546)

Contribution to capital	-	-	1,737,895	-	-	-	-	1,737,895
Issuance of stock options for services	-	-	629,500	-	-	-	-	629,500
Issuance of stock for options	500,000	500	4,500	(5,000)	-	-	-	-
Exercise of stock options	300,000	300	29,700	-	-	-	-	30,000
Stock compensation expense	-	-	222,678	-	-	-	-	222,678
Reclassification of capital to shareholder loan	-	-	(864,068)	-	-	-	-	(864,068)
Reclassification of subscription	-	-	(12,560)	12,560	-	-	-	-
Issuance of subscribed shares	7,124,035	6,624	463,439	(470,063)	-	-	-	-
Stock subscriptions for cash	-	-	-	351,253	-	-	-	351,253
Stock subscriptions for services	-	-	-	12,750	-	-	-	12,750
Write off of stock subscription - no longer applicable	-	-	-	(12,750)	-	-	12,750	-
Issuance of stock and subscription for services	20,000	20	1,580	70,000	-	-	-	71,600
Issuance of stock for cash	13,135,667	13,636	607,879	-	-	-	-	621,515
Issuance of stock for services	3,900,400	3,900	183,840	-	-	-	-	187,740
Issuance of stock in settlement of debt	12,769,639	12,769	858,799	-	-	-	-	871,568
Issuance of stock in settlement of shareholder payable	650,000	650	51,850	-	-	-	-	52,500
Exercise of stock warrants	4,264,000	4,264	155,716	-	-	-	-	159,980
Discount on stock issued to affiliates	-	-	57,000	-	-	-	-	57,000
Net (loss)	-	-	-	-	-	-	(4,086,810)	(4,086,810)

Balance January 31, 2012	87,062,125	87,061	18,604,669	-	-	(15,353,115)	(4,074,060)	(735,445)

Issuance of stock in New Fork acquisition	50,000,000	50,000	1,980,300	-	-	-	-	2,030,300
Issuance of stock for cash for services	2,000,000	2,000	98,000	-	-	-	-	100,000
Stock compensation expense	-	-	99,924	-	-	-	-	99,924
Issuance of stock for cash	2,000,000	2,000	48,000	-	-	-	-	50,000
Issuance of stock warrants for debt	-	-	157,749	-	-	-	-	157,749
Net (loss)							(1,285,247)	(1,285,247)

Balance January 31, 2013	141,062,125	141,061	20,988,642	-	-	(15,353,115)	(5,359,307)	417,281

Issuance of stock for services	500,000	500	9,500	-	-	-	-	10,000
Issuance of stock for cash at $0.02 per share	8,000,000	8,000	152,000	-	-	-	-	160,000
Stock compensation expense	-	-	51,767	-	-	-	-	51,767
Issuance of stock warrants for debt	-	-	66,573	-	-	-	-	66,573
Net (loss)	-	-	-	-	-	-	(726,411)	(726,411)

Balance January 31, 2014	149,562,125	$149,561	$21,268,482	$-	$-	$(15,353,115)	$(6,085,718)	$(20,790)

See the accompanying notes to the consolidated financial statements

CYCLONE URANIUM CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014 AND 2013

Note 1.  Accounting Policies

Business Activities

Cyclone Uranium Corporation ("Cyclone" or the "Company"), and its subsidiaries are engaged in the business of mining and mineral exploration. This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of precious metals.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and applicable Articles of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly resent the financial information set forth herein have been included.

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

Mineral Interests

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties. Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property are capitalized. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired and records an impairment equal to the amount of book value in excess of estimated fair value. Capitalization of mine development costs that meet the definition of an asset will commence once the Company has declared proven and probable reserves in accordance with SEC Industry Guide 7.

Exploration Expense

Exploration expense includes geological and geophysical work performed on areas that do not yet have identified resources. These costs are expensed as incurred.

Equity-Based Compensation

The Company recognizes compensation costs for share-based awards based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation costs are recognized on a straight-line basis over each issuance’s respective vesting period.

From time to time, the Company will issue share-based awards, including options and warrants, to non-employees. The fair value of these awards issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the awards are measured at their then-current fair value at each interim reporting date, estimated using the Black-Scholes pricing model. The fair value of these awards is expensed on a straight-line basis over the associated performance period.

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 4—Notes Payable, Note 6 —Shareholders’ Equity and Note 7—Common Stock Options and Warrants for additional information.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized.The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards. The Company classifies penalty and interest expense related to income tax liabilities as general and administrative expense. There are no interest or penalties recognized in the statement of operations or accrued on the balance sheet.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  As such, the Company files tax returns in the United States and in the State of Colorado. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction; however, the tax years 2010 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, restricted deposits, prepaid and other current assets, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any material impairment losses as of the date of these financial statements. The Company recorded an impairment charge of $311,777 and $621,277 for the year ended January 31, 2013 and for the period from inception to January 31, 2014 respectively.

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

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 2. Financial Condition, Liquidity, and Going Concern

At January 31, 2014, the Company has an accumulated deficit of $21,438,833.  In addition, the Company has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon its ability to acquire a mineral property and ultimately achieve production status, the future market price of metals, future capital raising efforts, and the ability to achieve future operating efficiencies anticipated with increased production levels. Management's plans will require additional financing, and exploration activity with respect to mineral properties.While the Company has been successful in capital raising endeavors in the past, there can be no assurance that its future efforts and anticipated operations will be successful.

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

New Fork holds 519 mining claims in the areas adjacent to the Company’s Cyclone Rim uranium exploration properties in Sweetwater County, Wyoming. New Fork’s assets are comprised of 519 federal mining claims covering about 10,000 acres of Bureau of Land Management (“BLM”) land. These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming. The Company’s existing Cyclone Rim claims cover approximately 14,200 acres on the western portion of this same roll-front trend. This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity. The Company now holds significant acreage on key uranium ground in the Red Desert.

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

Subsequent to the acquisition of New Fork, the Company evaluated its new holdings, and determined that the carrying value of the mineral rights exceeded their net realizable value. Accordingly, the Company recorded an impairment charge of $311,777 for the year ended January 31, 2013. The Company re-evaluated the carry value of the mineral rights at January 31, 2014 with no additional impairment.

Note 4.  Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties. This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013. Principal and interest due for the years ended January 31, 2014 and January 31, 2013 respectively were $266,273 and $242,067.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000.The terms of the note include an interest rate of 15% that is accrued and due upon maturity.The note and accrued interest was due and payable July 7, 2013. As of January 31, 2014, the Company had recorded $5,610 in accrued interest. In connection with the note payable, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 7, and the full expense was recorded as of the date of issuance.  As of January 31, 2014, the Company has been unable to repay the note.  On January 31, 2014 the balance due, including interest is $39,286. We are currently engaged in discussions with the lender to extend the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum. The note was due and payable 120 days from August 30, 2013. In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 7. The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants. The full discount to the note of $66,573 was amortized and expensed over the life of the note which matured on December 30, 2013. We are currently engaged in discussions with the lender with regard to settlement of the note.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012. The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  As of January 31, 2013, the Company was unable to repay the note, thus, the Company is in default on the note. The default interest rate is 45%. Principal and interest due for the years ended January 31, 2014 and January 31, 2013 respectively were $343,073 and $481,422. In addition, the note is secured by all of the property of the Company. We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

In connection with the financing agreement, the Company issued a Warrant to purchase 6,814,000 shares of common stock, exercisable on or before August 31, 2017 at $0.02 per share.  The fair value at the date of grant was $132,332 using a Black Scholes option pricing model using inputs described in Note 8, and the full expense was recorded as of the date of issuance.

Note 5.  Asset Retirement Obligation and Restricted Deposits

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

The balance of restricted deposits at January 31, 2014 and January 31, 2013 respectively were $35,184 and $35,000, which may be released upon future inspection by the Arizona BLM.

Note 6.  Stockholders' Equity

During the period from January 31, 2001 (Inception of the Exploration Stage) through January 31, 2012, the Company completed the following equity transactions. The Company issued 800,000 shares of common stock upon the exercise of stock options for $30,000. Through a series of stock subscriptions, the Company issued 20,259,702 shares of common stock and ultimately received $972,768 in cash. The Company issued 3,900,420 shares of common stock for services valued at $187,740. The Company issued 12,769,639 shares of common stock for the settlement of debt of $871,568. The Company issued 650,000 shares of common stock for the settlement of payables to shareholders of $52,500. The Company issued 4,264,000 shares of common stock upon the exercise of warrants for $159,980. In addition, $864,068 of capital contributions made by a Company controlled by a shareholder in prior years were reclassified as notes payable and fully repaid during the year ended January 31, 2008. The Company recorded $222,568 in stock based compensation. In addition, the Company had capital contributions of $1,737,895, a discount on stock to an affiliate of $57,000, issued stock options for services of $629,500 and stock and subscriptions for services of $71,600 during this period.

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

During the year ended January 31, 2014 the Company, for a total of $170,000 issued 8,500,000 shares of common stock at $0.02 per share to nine accredited investors. Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.  Based on the terms and conditions of the warrants, we have concluded that all of the warrants issued meet the criteria for equity classification.

Note 7 - Common Stock Options and Warrants

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

On March 25, 2013 the Company issued stock options to purchase 4,000,000 shares of common stock to an individual providing contract CFO services to the Company, half of which vested upon issuance and twenty five percent will vest in each of the subsequent two years of service to the Company. The options were priced at $0.02 per share and will expire five years from the date of issuance.The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of these options was determined to be $79,498 Based on the following assumptions: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield. These options will be expensed over their vesting schedule.

On March 25, 2013 the Company issued stock options to purchase 500,000 shares of common stock to an individual providing contract accounting services to the Company, half of which vested upon issuance and the other half will vest after one year of service to the Company. The options were priced at $0.02 per share and will expire five years from the date of issuance. The fair value of the options granted is estimated using the market price at the end of each quarter. The fair value of these options as of the date of grant was determined to be $9,937. On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 243.9%, risk-free interest rate of 0.80% and no dividend yield.  These options will be expensed over their relative vesting schedules.

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2012	13,450,000	$0.25
Issued	2,500,000	$0.06
Exercised	-	-
Expired/Cancelled	(5,700,000)	$0.31
Outstanding at January 31, 2013	10,250,000	$0.17
Issued	4,500,000	$0.02
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at January 31, 2014	14,750,000	$0.12
Exercisable at January 31, 2014	12,500,000	$0.14

The following table summarizes information about stock options at January 31, 2013:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.05	2,000,000	3.30 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	2.93 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	1.97 yrs	$0.08	500,000	$0.08
$0.30	100,000	1.97 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	2.84 yrs	$0.60	2,000,000	$0.60
	10,250,000

The following table summarizes information about stock options at January 31, 2014:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	4.15 yrs	$0.02	2,250,000	$0.02
$0.05	2,000,000	2.30 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	1.93 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	1.22 yrs	$0.08	500,000	$0.08
$0.30	100,000	0.97 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	1.84 yrs	$0.60	2,000,000	$0.60
	14,750,000

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

On January 7, 2013, in connection with a note payable, the Company entered into a Warrant for Purchase of Common Stock agreement with a related party investor.As stated in the agreement, the Company granted a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share. The fair value of these warrants at the date of grant was $25,417 using a Black Scholes option pricing model and the following assumptions: expected life of warrants is three years, expected volatility rate of 210.18%, risk free rate of 0.41%, and an exercise price of $0.02. The $25,417 was fully expensed on the date of issuance.

During the year ended January 31, 2014 the Company, for a total of $170,000 issued 8,500,000 shares of common stock at $0.02 per share to nine accredited investors.  Each share also included one-half warrant exercisable at $0.25 per share with a term of five years from issuance.  A total of 4,250,000 of these warrants were issued in these transactions.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum. The note is due and payable 120 days from August 30, 2013. In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share. The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using the following assumptions: expected life of warrants is three years, expected volatility rate of 228.26%, risk free rate of 0.79%, and an exercise price of $0.02. The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  An amount of $66,573 amortized and expensed over the life of the note which matured on December 30, 2013.

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2012	3,766,666	$0.12
Issued	8,814,000	$0.02
Exercised	-	-
Expired/Cancelled	(3,766,666)	$0.12
Outstanding at January 31, 2013	8,814,000	$0.02
Issued	9,250,000	$0.09
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at January 31, 2014	18,064,000	$0.08
Exercisable at January 31, 2014	18,064,000	$0.08

On January 31, 2013, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.05	1,000,000	2.38 yrs	$50,000	$0.05
$0.02	6,814,000	4.58 yrs	$136,280	$0.02
$0.02	1,000,000	2.93 yrs	$20,000	$0.02
	8,814,000

On January 31, 2014, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	12,814,000	3.32 yrs	$256,280	$0.02
$0.05	1,000,000	1.64 yrs	$50,000	$0.05
$0.25	4,250,000	2.58 yrs	$1,000,000	$0.25
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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.We measure all our stock options issued to contractors that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

4,500,000 options were issued to contractors on March 25, 2013 which require fair value measurement for the unvested options on a quarterly basis.

The options were revalued again using the Black-Scholes option pricing model for the quarter ended January 31, 2014 based on the following assumptions: expected life of the options of 4.25 years, expected volatility of 219.51%, risk-free interest rate of 1.61% and a stock price of $0.012, the Company calculated that the value for the unvested options had declined by $11,584 in the year ended January 31, 2014.

Note 8.  Income Taxes

The components of net (loss) before taxes for the Company's domestic and prior foreign operations were as follows:

January 31,	2014	2013

Domestic	$(726,411)	$(1,260,715)
Net (loss) before taxes	$(726,411)	$(1,260,715)

The difference between the federal statutory tax rate and the effective tax rate on net income before taxes is as follows:

January 31,	2014	2013

Federal statutory rate	(34.0)%	(34.0)%
Deferred tax asset valuation allowance	34.0	34.0
	0.0%	0.0%

The Company has federal tax loss carry forwards of approximately $5.27 million at January 31, 2014, which expire through 2034. The principal difference between the net loss reported for income tax purposes and the net loss reported for financial reporting purposes relates to stock based compensation expense.

The Company has a deferred tax asset of approximately $2.05 million resulting from the net operating loss carry forwards.  At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The valuation allowance decreased a net of approximately $152,000 which was comprised of a current year net operating loss increase of approximately 206,000 and a decrease of approximately $358,000 for expired net operating losses.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry forward may be subject to an annual limitation in the event of change in control.

Note 9.  Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of January 31, 2014, $51,359 was owed to Minex Exploration for these services, which is unchanged from January 31, 2013.

As of January 31, 2013 James G. Baughman, our CEO and Director, was owed $19,000 in fees and $5,538 in accrued benefits for his duties as CEO and $12,221 in expense reimbursements. As of January 31 2014, the entire amount of $34,798 was owed to Mr. Baughman.

Note 10. Subsequent Events

On May 8, 2014 the Company, received $100,000 from an accredited investor for 10,000,000 shares of common stock at $0.01 per share, which have yet to be issued.  Each share will also include one warrant exercisable at $0.05 per share with a term of five years from issuance.  Based on the terms and conditions of the warrants, we have concluded that all of the warrants issued meet the criteria for equity classification.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and acting Chief Financial Officer (our principal executive officer and principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

As of January 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of January 31, 2014 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2014:

(1)

Lack of an independent audit committee financial expert. We have not identified an audit committee financial expert on our board of directors.This factor is counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)

Limited staffing within our accounting operations.The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system.The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statement of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses. However, we expect to implement further controls as circumstances and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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
		Chairman, President, CEO & Acting CFO

James M. Seed	72	Director

Gregory Schifrin	54	Director

William Rapaglia	66	Director

All of the directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple majority of votes cast at a meeting called for such purpose.

The duties of the CFO are fulfilled by other Company executives and contract accountants.The Audit Committee is composed of Messrs. Rapaglia, Schifrin and Seed who are all independent directors. Each of these directors is financially literate but none of them is a financial expert.

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

In 1985, Mr. Schifrin was the cofounder of, and is presently the President of, Minex Exploration, a mining industry exploration consulting and service company. In 1992, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed January 31, 2014, and subsequently, we believe that during the Company’s fiscal year ended January 31, 2014 that all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

To date the Company has entered into an employment agreement with its President, James G. Baughman.The term is indefinite and provides for an annual salary of $36,000. Upon termination without cause, Mr. Baughman is entitled to two times the annual salary, two times the targeted annual bonus and accrued but unused vacation time.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

	Base salary;

	Stock option awards and/or equity based compensation;

	Discretionary cash bonuses; and

	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals.The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

During the Company’s fiscal years ended January 31, 2013 and 2014 it paid its executive officers the following base salaries:

	James G. Baughman was paid a base salary of $36,000 and $37,500 during the fiscal years ended January 31, 2014 and January 31, 2013 respectively.

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

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.The Company has granted certain of its executive officers stock options.

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

During fiscal years ended January 31, 2013 and 2014, we did not pay any discretionary cash bonuses. In general, the bonuses paid to these executive officers were determined by the Board.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance and other benefits costs.

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for each of the two fiscal years ended January 31, 2014 and 2013 that was paid by the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

James G. Baughman	2014	$36,000	-	-	-	-	-
President and Chief	2013	$37,500	-	-	$19,985	-	$57,485
Executive Officer (1)

Peter Bojtos	2014	-	-	-		-	-
President and Chief	2013		-	-	$19,985	-	$19,985
Executive Officer (2)

(1)     James G. Baughman was named Chief Executive Officer on March 19, 2012 with the acquisition of New Fork Uranium.

(2)     Peter Bojtos resigned as our Chief Executive Officer on March 19, 2012 upon the acquisition of New Fork Uranium.

The following table sets out information as to securities underlying outstanding exercisable options for each named executive officer of the Company as of January 31, 2014.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

James G. Baughman	500,000	$0.06	3/19/2017

Peter Bojtos	500,000	$0.06	1/21/2015
	500,000	$0.08	1/21/2015
	500,000	$0.05	5/20/2016
	500,000	$0.06	3/19/2017

The following table sets forth information as to the compensation paid to the directors of the Company during the fiscal year ended January 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation
Peter Bojtos	-	-	-	-
James G. Baughman	-	-	-	-
James M. Seed	-	-	$19,985	-
Gregory Schifrin	-	-	$19,985	-
William Rapaglia	-	-	$19,985	-

No compensation was paid to the directors of the Company during the year ended January 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities at May 6, 2014:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Peter Bojtos 2582 Taft Court Lakewood, CO 80215	13,110,567 shares Owned directly and indirectly (2)	8.7% (3)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	24,016,600 shares Owned directly and indirectly (4)	15.7% (5)
Common Stock	James G. Baughman 2090 S Joliet Street Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (6)	7.3% (7)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly (8)	7.3% (9)

Common Stock	Andrew Vander Ploeg 19 Foxtail Circle Englewood, CO 80113	12,695,907shares Owned directly (10)	8.4% (11)

Common Stock	Capital Peak Partners 602 Cedar Street Wallace, ID 83873	8,771,930 shares Owned directly (12)	6.2% (11)

(2)        Includes 10,110,567 shares beneficially owned, 2,000,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock, and 1,000,000 shares owned by Mr. Bojtos’ spouse, as to which shares he may be deemed to have beneficial ownership.

(3)        Percentage calculated on the basis of 151,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 2,000,000 stock options issued which are immediately exercisable for shares of Common Stock.

(4)        Includes 20,516,600 shares beneficially owned directly and through various related companies and trusts, 1,500,000 shares underlying outstanding stock options which are immediately exercisable, and 2,000,000 options issued to The Astra Ventures Inc, a company controlled by Mr. Seed that are immediately exercisable for shares of Common Stock.

(5)        Percentage calculated on the basis of 153,062,125 shares of the Company’s common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; (ii) 1,500,000 options issued to Mr. Seed which are immediately exercisable for shares of Common Stock; and (iii) 2,000,000 options issued to The Astra Ventures, Inc. which are immediately exercisable for shares of Common Stock.

(6)        Includes 10,526,316 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock.

(7)        Percentage calculated on the basis of 150,062,125 shares of the Company's common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(8)        Includes 10,526,316 shares beneficially owned, and 500,000 shares underlying outstanding stock options which are immediately exercisable for shares of Common Stock.

(9)        Percentage calculated on the basis of 150,062,125 shares of the Company's common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 500,000 stock options issued which are immediately exercisable for shares of Common Stock

(10)      Includes 11,695,907 shares beneficially owned and 1,000,000 warrants held directly which are immediately exercisable for shares of Common Stock.

(11)      Percentage calculated on the basis of 150,562,125 shares of the Company's common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 1,000,000 warrants issued which are immediately exercisable for shares of Common Stock

(12)      Includes 8,771,930 shares beneficially owned,

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of May 6, 2014:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	James G. Baughman 2090 S Joliet St. Aurora, CO 80014	11,026,316 shares Owned directly and indirectly (1)	7.3% (2)

Common Stock	James M. Seed 42 Ladd Street East Greenwich, RI 02818	24,016,600 shares Owned directly and indirectly (3)	15.7% (4)

Common Stock	Gregory Schifrin 1256 W Elmira Rd. Sandpoint, ID 83864	11,026,316 shares Owned directly and indirectly(5)	7.3%(6)

Common Stock	William Rapaglia 1821 Hillandale Road Durham, NC 27705	2,255,400 shares Owned directly(7)	1.5%(8)

Common Stock	All Officers and Directors of the Company as a Group (4 persons)	48,924,632	31.1%(9)

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

(7)        Includes 755,400 shares beneficially owned and 1,500,000 shares underlying outstanding stock options that are immediately exercisable for shares of Common Stock.

(8)        Percentage calculated on the basis of 151,062,125 shares of the Company's common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 1,500,000 stock options issued which are immediately exercisable for shares of Common Stock.

 (9)       Percentage calculated on the basis of 155,562,125 shares of the Company’s common stock issued and outstanding which includes: (i) 149,562,125 shares of common stock issued and outstanding as of May 6, 2014; and (ii) 6,000,000 options issued which are immediately exercisable for shares of Common Stock.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of January 31, 2014, $51,359 was owed to Minex Exploration for these services, which is unchanged from January 31, 2013.

As of January 31, 2014 James G. Baughman, our CEO and Director, was owed $19,000 in fees and $5,538 in accrued benefits for his duties as CEO and $12,221 in expense reimbursements. As of January 31 2014, the entire amount of $36,944 was owed to Mr. Baughman.

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

On July 30, 2013 the Board of Directors voted dismiss StarkSchenkein, LLP and engaged EKS&H as the Company’s independent accountants.  There were no disagreements with our previous auditors.  In its review of non-audit service fees, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. The Board of Directors approved all of the services provided and fees charged by in fiscal years ended January 31, 2014 and 2013.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the past two years ended January 31, 2013 and 2014 were $48,420 and $34,800 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by StarkSchenkein, LLP during the last two fiscal years for professional services rendered for tax compliance were $4,400 and $4,000, respectively.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The Audit Committee approved EKS&H  performing our audit for the fiscal year ended January 31, 2014.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits
3.1	Articles of the Company, as amended. Filed as Exhibit to Form 10-K filed May 16, 2013.

3.2	By-laws of the Company, as amended. Filed as Exhibit to Form 10-K filed May 16, 2013.

10.1	Stock Purchase Agreement by Fischer-Watt Gold Company, Inc. and Shareholders of New Fork Uranium Corporation, dated March 14, 2012 filed as Exhibit 10.1 to Form 8-K filed March 20, 2012.

10.2	Employment Agreement, dated March 19, 2012, between Fischer-Watt Gold Company, Inc. and James G. Baughman filed as Exhibit 10.2 to Form 8-K filed March 20, 2012.

10.3	2012 Stock Option Plan. Filed as Exhibit to Form 10-K filed May 16, 2013.

21	List of Subsidiaries. Filed as Exhibit to Form 10-K filed May 16, 2013.

31	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.

32

Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLONE URANIUM CORPORATION

Date:	May 16, 2014	By:	/s/ James G. Baughman
James G. Baughman
President, CEO, and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 16, 2014	By:	/s/ James G. Baughman
James G. Baughman
Director, Chairman

Date:	May 16, 2014	By:	/s/ Gregory Schifrin
Gregory Schifrin
Director,

Date:	May 16, 2014	By:	/s/ James M. Seed
James M. Seed
Director

Date:	May 16, 2014	By:	/s/ William Rapaglia
William Rapaglia
Director