Form 10-Q
period 2014-04-30
Cyclone Uranium Corp
filed 2014-06-13
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

There were 159,562,125 shares of the issuer's common stock, par value $0.001, outstanding as of June 10, 2014.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2014

ITEM 1. Financial Statements and Notes

(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30	January 31,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$995	$2,582
Restricted deposits	35,184	35,184
Prepaid and other current assets	47,607	81,607
Total Current Assets	83,786	119,373

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,483,786	$1,519,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$350,995	$255,886
Accounts payable and accrued expenses - related party	98,349	88,657
Accounts payable and accrued expenses - shareholders	569,366	550,620
Notes payable-shareholders	345,000	345,000
Note payable	300,000	300,000
Total Current Liabilities	1,663,710	1,540,163

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized
149,562,125 and 149,562,125 shares issued and outstanding, respectively	149,561	149,561
Additional paid-in capital	21,281,064	21,268,482
Accumulated (deficit) prior to exploration stage	(15,353,115)	(15,353,115)
Accumulated (deficit) during exploration stage	(6,257,434)	(6,085,718)
Total Stockholders' Equity (Deficit)	(179,924)	(20,790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,483,786	$1,519,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			February 1, 2001
			(Inception of
	For the three months ended		ExplorationStage)
	April 30		to April 30,
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$44,240

COSTS AND EXPENSES
Cost of revenue	-	-	50,000
Exploration expense	34,000	48,748	1,875,311
Impairment of mineral interests	-	-	621,277
Write down of inventory to fair value	-	-	125,000
General and administrative	85,237	103,939	4,954,313
TOTAL OPERATING EXPENSES	119,237	152,687	7,625,901

LOSS FROM OPERATIONS	(119,237)	(152,687)	(7,581,661)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	-	(162,032)
Interest expense	(33,734)	(33,734)	(347,487)
Interest expense - shareholder	(18,745)	(10,268)	(134,008)
Relief of payables and other indebtedness	-	-	66,935
Other income	-	-	2,419,978
Interest income	-	106	37,709
TOTAL OTHER INCOME (EXPENSES)	(52,479)	(43,896)	1,881,095

LOSS BEFORE TAXES	(171,716)	(196,583)	(5,700,566)

INCOME TAXES	-	-	(556,868)

NET LOSS	$(171,716)	$(196,583)	$(6,257,434)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	149,562,125	141,084,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			February 1, 2001
			(Inception of
	For the three months ended		Exploration Stage
	April 30,	April 30,	to April 30,
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,716)	$(196,583)	$(6,257,434)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Income from sale of mineral interests	-	-	(2,235,000)
Writedown of inventory to market value	-	-	125,000
Impairment of mineral interests	-	-	621,277
Relief of payables and other indebtedness	-	-	(66,935)
Depreciation	-	-	7,062
Common stock issued for services	-	-	419,814
Stock compensation	12,582	44,718	1,256,950
Non cash interest expense		-	66,573
Changes in assets and liabilities:
Inventory	-	-	50,000
Accounts receivable, related party	-	(800)	-
Prepaid and other current assets	34,000	70,113	15,099
Accounts payable and accrued expenses	95,109	41,115	901,211
Accounts payable and accrued expenses, related party	9,692	573	10,046
Asset retirement obligation	-	-	(52,000)
Accounts payable and accrued expenses - shareholders	18,746	16,043	604,066
Net cash used in operating activities	(1,587)	(24,821)	(4,534,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in New Fork acquisition	-	-	297,564
Cash received in Tournigan acquisition	-	-	12,829
Proceeds from sale of mineral interests	-	-	2,235,000
Release of reclamation bonds	-	-	895,000
Net cash provided by investing activities	-	-	3,440,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to Tournigan Energy, Inc.	-	-	(330,000)
Cash received from sale of common stock	-	10,000	1,026,486
Proceeds from the exercise of stock options	-	-	35,000
Proceeds from notes payable	-	-	485,000
Proceeds from notes payable - shareholder	-	-	350,500
Repayment of note payable - shareholder	-	-	(1,181,568)
Capital contribution by shareholder	-	-	689,068
Net cash provided by financing activities	-	10,000	1,074,486

INCREASE DECREASE IN CASH	(1,587)	(14,821)	(19,392)

Cash, beginning of period	2,582	21,323	20,387

Cash, end of period	$995	$6,502	$995

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of capital contributions to note payable	$-	$-	$-
Initial debt discount to record warrants to additional paid in capital	$-	$-	$556,868
Conversion of notes payable and accrued interest to common stock	$-	$-	$329,181
Conversion of amounts due to shareholders to common stock	$-	$-	$374,089
Common shares issued for stock subscriptions - shareholder	$-	$-	$433,813
Conversion of amounts due to affiliate to stock subscription	$-	$-	$131,282
Purchase of inventory via direct payment by shareholder	$-	$-	$175,000
Contribution of accounts payable and accrued expenses - shareholder	$-	$-	$50,000
Contribution of amounts due Tournigan Energy Ltd to capital	$-	$-	$873,327
Common shares issued for New Fork acquisition	$-	$2,030,300	$2,030,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

(Unaudited)

NOTE 1 – Nature of Operations and Basis of Presentation

Cyclone Uranium Corporation (“Cyclone” or the “Company”), and its subsidiaries are engaged in the business of mining and mineral exploration.  This includes locating, acquiring, exploring, improving, leasing and developing mineral interests, primarily in the field of uranium.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Report on Form 10-K for the year ended January 31, 2014, and are supplemented throughout the notes to condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Report on the Form 10-K for the year ended January 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - Going Concern

The Company has an accumulated deficit of $21,610,549 and has a working capital deficit of $1,579,924 at April 30, 2014.  The Company has no current revenue producing operations and is in default on its $300,000, $150,000 and $35,000 notes payable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of April 30, 2014 principal and interest due are $160,000 and $112,766.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and due upon maturity. The note and accrued interest was due and payable July 7, 2013. As of April 30, 2014, the Company had recorded $6,890 in accrued interest. In connection with the note payable, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 4, and the full expense was recorded as of the date of issuance.  As of April 30, 2014, the Company is in default on the note.  On April 30, 2014 the balance due, including interest is $41,890.  We are currently engaged in discussions with the lender to extend the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note is due and payable 120 days from August 30, 2013.  In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 4.  The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  The remaining amount of $66,573 was amortized and expensed over the life of the note which matured December 30, 2013.  As of April 30, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On April 30, 2014 the balance due, including interest is $180,205.   The Company is currently engaged in settlement negotiations with lender for payment of the note.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of April 30, 2014, the Company is in default on the note.  The default interest rate is 45%. As of April 30, 2014 the balance due, including interest, is $515,156. The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  The Company is currently engaged in settlement negotiations with lender for payment of the note.

NOTE 4 - Common Stock Options and Warrants

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

The Company records stock-based compensation expense ratably over the vesting period for the fair value of options granted under the Company's 2012 Stock Option Plan. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2014	14,750,000	$0.12
Issued	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at April 30, 2014	14,750,000	$0.12
Exercisable at April 30, 2014	13,750,000	$0.13

The following table summarizes information about stock options at April 30, 2014:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	3.91 yrs	$0.02	2,250,000	$0.02
$0.05	2,000,000	2.06 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	1.68 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	0.73 yrs	$0.08	500,000	$0.08
$0.30	100,000	0.73 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	1.60 yrs	$0.60	2,000,000	$0.60

Warrants	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2014	18,064,000	$0.08
Issued	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at April 30, 2014	18,064,000	$0.08
Exercisable at April 30, 2014	18,064,000	$0.08

On April 30, 2014, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	12,814,000	2.82 yrs	$256,280	$0.02
$0.05	1,000,000	1.14 yrs	$50,000	$0.05
$0.25	4,250,000	2.09 yrs	$1,000,000	$0.25
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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our stock options issued to contractors that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  On March 25, 2013, options to purchase 4,500,000 shares of common stock were issued to contractors, which require fair value measurement for the unvested options on a quarterly basis.

The options were revalued again using the Black-Scholes option pricing model for the quarter ended April 30, 2014 based on the following assumptions: expected life of the options of 4.00 years, expected volatility of 209.6%, risk-free interest rate of 1.69% and a stock price of $0.019 per share.  Based on these assumptions, the Company calculated that the value for the unvested options had increased by $7,613 during the quarter which was recorded as a stock option expense in the quarter ended April 30, 2014.

NOTE 5 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of April 30, 2014, $51,359 was owed to Minex Exploration for these services.

Note 6 - Subsequent Events

On June 9, 2014 the Company, issued 10,000,000 shares of common stock for a $100,000 investment received from an accredited investor.  Each share will also include one warrant exercisable at $0.05 per share with a term of five years from issuance.  Based on the terms and conditions of the warrants, we have concluded that all of the warrants issued meet the criteria for equity classification.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s plans for a drill program, the Company’s potential for joint venture partners, and other characterizations of future events or circumstances are forward-looking statements. The Company’s properties are without known reserves and any proposed projects or drill programs are exploratory in nature.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended January 31, 2014.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Mineral Properties

Through several acquisitions, the Company evolved and has focused on building a portfolio of uranium mining claims in Wyoming, and Arizona, the most recent of which was the March 14, 2012 acquisition of New Fork.  New Fork's assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land.  These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming.  The Company’s existing Cyclone Rim claims cover a 28-mile extent of the western portion of this same roll-front trend.  This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity.  The Company now holds significant acreage on key uranium ground in the Red Desert.

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

Results of Operations

The following discussion involves the results of operations for the quarters ended April 30, 2014 and April 30, 2013.

The Company had no revenue from production during the quarters ended April 30, 2014 or 2013 as the Company had no properties in production.

Exploration expenses for the quarter ended April 30, 2014 were $34,000 compared to $48,748 for the quarter ended April 30, 2013.  This decrease is attributed to management’s decision to not renew claims that were deemed to be more speculative in the last year which weren’t adding to the Company’s strategy.

General and administrative expenses for the quarter ended April 30, 2014 amounted to $85,237 compared to $103,939 for the quarter ended April 30, 2013.  General and administrative expenses decreased primarily due to a decrease in professional services in 2014.

Total other expenses for the quarter ended April 30, 2014 were $52,479 compared to $43,896 for the quarter ended April 30, 2013.  This increase of $8,583 was due to increased interest expense recorded for all short-term notes given the Company’s additional debt issued during the past year.

For the quarter ended April 30, 2014, the Company reported a net loss of $171,716 compared to a net loss of $196,583 for the quarter ended April 30, 2013.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at April 30, 2014, of $995 compared to $2,582 on January 31, 2014.  The Company also holds restricted cash of $35,184 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,663,710 on April 30, 2014 compared to $1,540,163 on January 31, 2014. This increase of $123,547 is associated with interest and accrued expenses recorded during the quarter ended April 30, 2014. Current assets amounted to $83,786 resulting in a working capital deficit of $1,579,924 at April 30, 2014.

Cash used in operating activities for the three months ended April 30, 2014 was $1,587 compared to $24,821 for the three months ended April 30, 2013.

Cash provided by financing activities for the three months ended April 30, 2014 was $-0- compared to $10,000 for the three months ended April 30, 2013.  The decrease was primarily due to no financings completed in the quarter ended April 30, 2014.

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

Critical Accounting Policies

There were no material changes to critical accounting policies since January 31, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of April 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended April 30, 2014 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-K, as filed on April 16, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  As of April 30, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of April 30, 2014 the balance due, including interest, is $515,156.  The Company received notification of the lender’s intent to foreclose on the pledged assets and the Company is currently engaged in settlement negotiations with lender for payment of the note.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of April 30, 2014, the Company recorded $6,890 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 4, and the full expense was recorded as of the date of issuance.  As of April 30, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On April 30, 2014 the balance due, including interest is $41,890.  We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note is due and payable 120 days from August 30, 2013.  In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 4.  The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  The remaining amount of $66,573 was amortized and expensed over the life of the note which matured December 30, 2013.  As of April 30, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On April 30, 2014 the balance due, including interest is $180,205.   The Company is currently engaged in settlement negotiations with lender for payment of the note.

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

CYCLONE URANIUM CORPORATION

Date:	June 13, 2014	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer and acting Chief Financial Officer