Form 10-Q
period 2014-07-31
Cyclone Uranium Corp
filed 2014-09-22
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT

Commission file number: 0-17386

CYCLONE URANIUM CORPORATION

 (Exact name of the registrant as specified in its charter)

Nevada	88-0227654
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2186 S. Holly St., Suite 5

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

There were 159,562,125 shares of the issuer's common stock, par value $0.001, outstanding as of September 17, 2014.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2014

Signatures	20

ITEM 1. Financial Statements and Notes

Cyclone Uranium Corporation Condensed Consolidated Balance Sheets
	July 31 2014 (unaudited)	January 31, 2014

ASSETS

CURRENT ASSETS
Cash	$3,251	$2,582
Restricted deposits	35,184	35,184
Prepaid and other current assets	12,461	81,607
Total Current Assets	50,896	119,373

OTHER ASSETS
Mineral interests	1,400,000	1,400,000
Total Other Assets	1,400,000	1,400,000

TOTAL ASSETS	$1,450,896	$1,519,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$313,471	$255,886
Accounts payable and accrued expenses - related party	98,349	88,657
Accounts payable and accrued expenses - shareholders	588,743	550,620
Notes payable-shareholders	345,000	345,000
Note payable	300,000	300,000
Total Current Liabilities	1,645,563	1,540,163

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized 159,562,125 and 149,562,125 shares issued and outstanding, respectively	159,561	149,561
Additional paid-in capital	21,367,162	21,268,482
Accumulated (deficit)	(21,721,390)	(21,438,833)
Total Stockholders' Equity (Deficit)	(194,667)	(20,790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,450,896	$1,519,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation Condensed Consolidated Statement of Operations (unaudited) For the three and six months ended July 31, 2014 and 2013
	For the three months ended July 31		For the six months ended July 31

	2014	2013	2014	2013

COSTS AND EXPENSES
Exploration expense	35,147	54,166	69,147	102,914
General and administrative	21,445	126,452	106,681	230,391
TOTAL OPERATING EXPENSES	56,592	180,618	175,828	333,305

LOSS FROM OPERATIONS	(56,592)	(180,618)	(175,828)	(333,305)

OTHER INCOME (EXPENSES)
Interest expense	(34,872)	(34,872)	(68,606)	(68,606)
Interest expense - shareholder	(19,377)	(9,232)	(38,123)	(19,500)
Interest income	-	-	-	106
TOTAL OTHER INCOME (EXPENSES)	(54,249)	(44,104)	(106,729)	(88,000)

LOSS BEFORE TAXES	(110,841)	(224,722)	(282,557)	(421,305)

INCOME TAXES	-	-	-	-

NET LOSS	$(110,841)	$(224,722)	$(282,557)	$(421,305)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC AND DILUTED	155,214,299	146,869,190	152,435,053	144,024,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation Statements of Cash Flows (unaudited) For the six months ended July 31, 2014
	For the six months ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,557)	$(421,305)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation	8,680	73,108
Changes in assets and liabilities:
Prepaid and other current assets	69,146	120,105
Accounts payable and accrued expenses	57,585	52,433
Accounts payable and accrued expenses, related party	9,692	(8,376)
Accounts payable and accrued expenses - shareholders	38,123	25,275
Net cash used in operating activities	(99,331)	(158,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	100,000	160,000
Net cash provided by financing activities	100,000	160,000

INCREASE (DECREASE) IN CASH	669	1,240

Cash, beginning of period	2,582	21,323
Cash, end of period	$3,251	$22,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

NOTE 2 - Going Concern

The Company has an accumulated deficit of $21,721,390 and has a working capital deficit of $1,594,667 at July 31, 2014.  The Company has no current revenue producing operations and is in default on its $300,000, $150,000 and $35,000 notes payable.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of July 31, 2014 principal and interest due are $160,000 and $119,477.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and due upon maturity. The note and accrued interest was due and payable July 7, 2013. As of July 31, 2014, the Company had recorded $8,213 in accrued interest. In connection with the note payable, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 4, and the full expense was recorded as of the date of issuance.  As of July 31, 2014, the Company is in default on the note.  On July 31, 2014 the balance due, including interest is $43,213.  We are currently engaged in discussions with the lender to extend the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note was due and payable 120 days from August 30, 2013.  In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 4.  The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  The remaining amount of $66,573 was amortized and expensed over the life of the note which matured December 30, 2013.  As of July 31, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On July 31, 2014 the balance due, including interest, is $191,548.   The Company is currently engaged in settlement negotiations with lender for payment of the note.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of July 31, 2014, the Company is in default on the note.  The default interest rate is 45%. As of July 31, 2014 the balance due, including interest, is $550,028. The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  The Company is currently engaged in settlement negotiations with lender for payment of the note.

NOTE 4 – Stockholders’ Equity (Deficit)

On June 9, 2014 the Company, issued 10,000,000 shares of common stock for a $100,000 investment received from an accredited investor.  Each share also includes one warrant exercisable at $0.05 per share with a term of five years from issuance.  Based on the terms and conditions of the warrants, we have concluded that all of the warrants issued meet the criteria for equity classification.

NOTE 5 - Common Stock Options and Warrants

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

	Number of Shares	Weighted Average Exercise Price

Options

Outstanding at January 31, 2014	14,750,000	$0.12
Issued	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at July 31, 2014	14,750,000	$0.12
Exercisable at July 31, 2014	13,750,000	$0.13

The following table summarizes information about stock options at July 31, 2014:

Range of Prices	Weighted Average Number Outstanding	Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price

$0.02	4,500,000	3.65 yrs	$0.02	3,500,000	$0.02
$0.05	2,000,000	1.81 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	1.43 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	0.48 yrs	$0.08	500,000	$0.08
$0.30	100,000	0.48 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	1.35 yrs	$0.60	2,000,000	$0.60

	Number of Shares	Weighted Average Exercise Price

Warrants

Outstanding at January 31, 2014	18,064,000	$0.08
Issued	10,000,000	$0.05
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at July 31, 2014	28,064,000	$0.07
Exercisable at July 31, 2014	28,064,000	$0.07

On July 31, 2014, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life	Exercise Price Times Number of Shares	Weighted Average Exercise Price

$0.02	12,814,000	2.57 yrs	$256,280	$0.02
$0.05	11,000,000	4.50 yrs	$550,000	$0.05
$0.25	4,250,000	3.83 yrs	$1,000,000	$0.25
	28,064,000

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

The options were revalued again using the Black-Scholes option pricing model for the quarter ended July 31, 2014 based on the following assumptions: expected life of the options of 3.75 years, expected volatility of 211.4%, risk-free interest rate of 1.76% and a stock price of $0.01 per share.  Based on these assumptions, the Company calculated that the value for the unvested options had decreased by $8,871 during the quarter which was recorded as a negative stock option expense in the quarter ended July 31, 2014.

NOTE 6 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of July 31, 2014, $51,359 was owed to Minex Exploration for these services.

NOTE 7 – Subsequent Events

On September 2, 2014 the annual lease payments to the Bureau of Land Management were due for our federal mining claims covering about 10,000 acres of land in Arizona and Wyoming and account for substantially all of the assets in the Company.  We were unable to raise the capital required to make these payments to the BLM and as a result have lost all rights and interests in these claims.

Management is currently assessing the options for the Company going forward.

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

Corporate Strategy

Management believes that given the global supply and demand outlook for uranium over the next several years that demand could likely exceed supply which in turn could cause uranium prices to increase substantially from their current levels as well as prompt the large uranium producers to acquire uranium properties that could one day go into production.  The Company has strategically amassed a portfolio of mining claims that are largely focused on a historically productive uranium mining region in Wyoming and can maintain control of these claims going forward for an annual cost of between $150,000 and $200,000 annually in lease payments to the Bureau of Land Management.

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended July 31, 2014 and July 31, 2013.

The Company had no revenue from production during the three and six months ended July 31, 2014 or 2013 as the Company had no properties in production.

Exploration expenses for the three months ended July 31, 2014 were $35,147 compared to $54,166 for the three months ended July 31, 2013.  For the six months ended July 31, 2014 and July 31, 2013, the exploration expenses were $69,147 and $102,914, respectively. This decrease for the three and six months are attributed to management’s decision to not renew certain claims that were deemed to be more speculative in the last year which weren’t adding to the Company’s strategy.

General and administrative expenses for the three months ended July 31, 2014 amounted to $21,445 compared to $126,452 for the three months ended July 31, 2013.  For the six months ended July 31, 2014 and 2013, general and administrative expenses were $106,681 and $230,391, respectively. This decrease for the three and six month comparable periods are attributed primarily to a decrease in professional services in 2014.

Total other expenses for the three months ended July 31, 2014 were $54,249 compared to $44,104 for the three months ended July 31, 2013.  Total other expenses for the six months ended July 31, 2014 and July 31, 2013 were $106,681 and $230,391, respectively. The increase in both comparable periods were due to increased interest expense recorded for all short-term notes given the Company’s additional debt issued during the past year.

For the three months ended July 31, 2014, the Company reported a net loss of $110,841 compared to a net loss of $224,722 for the three months ended July 31, 2013. For the six months ended July 31, 2014, the Company reported a net loss of $282,557 compared to a net loss of $421,305 for the six months ended July 31, 2013.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at July 31, 2014, of $3,251 compared to $2,582 on January 31, 2014.  The Company also holds restricted cash of $35,184 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $1,645,563 on July 31, 2014 compared to $1,540,163 on January 31, 2014. This increase of $105,400 is associated with interest and accrued expenses recorded during the six months ended July 31, 2014. Current assets amounted to $50,896 resulting in a working capital deficit of $1,594,667 at July 31, 2014.

Cash used in operating activities for the six months ended July 31, 2014 was $99,331 compared to $158,760 for the three months ended July 31, 2013.

Cash provided by financing activities for the six months ended July 31, 2014 was $100,000 compared to $160,000 for the six months ended July 31, 2013.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the other updates are expected to have a material impact on the Company's consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of July 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended July 31, 2014 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part II of our Form 10-K, as filed on May 16, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  As of July 31, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  The default interest rate is 45%. As of July 31, 2014 the balance due, including interest, is $550,208.  The Company received notification of the lender’s intent to foreclose on the pledged assets and the Company is currently engaged in settlement negotiations with lender for payment of the note.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity.The note and accrued interest are due and payable July 7, 2013. As of July 31, 2014, the Company recorded $8,213 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 4, and the full expense was recorded as of the date of issuance.  As of July 31, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On July 31, 2014 the balance due, including interest is $43,213.  We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note is due and payable 120 days from August 30, 2013.  In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 4.  The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  The remaining amount of $66,573 was amortized and expensed over the life of the note which matured December 30, 2013.  As of July 31, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On July 31, 2014 the balance due, including interest is $191,548.  The Company is currently engaged in settlement negotiations with lender for payment of the note.

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

CYCLONE URANIUM CORPORATION

Date:	September 22, 2014	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer and acting Chief Financial Officer