Form 10-Q
period 2014-10-31
Cyclone Uranium Corp
filed 2014-12-22
CIK 844788

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

There were 159,562,125 shares of the issuer's common stock, par value $0.001, outstanding as of December 11, 2014.

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

CYCLONE URANIUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2014

ITEM 1. Financial Statements and Notes

Cyclone Uranium Corporation Condensed Consolidated Balance Sheets
	October 31, 2014 (unaudited)	January 31, 2014

ASSETS

CURRENT ASSETS
Cash	$323	$2,582
Restricted deposits	35,184	35,184
Prepaid and other current assets	1,000	81,607
Total Current Assets	36,507	119,373

OTHER ASSETS
Mineral interests	-	1,400,000
Total Other Assets	-	1,400,000

TOTAL ASSETS	$36,507	$1,519,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$366,779	$255,886
Accounts payable and accrued expenses - related party	107,350	88,657
Accounts payable and accrued expenses - shareholders	555,230	550,620
Notes payable-shareholders	195,000	345,000
Note payable	300,000	300,000
Total Current Liabilities	1,524,359	1,540,163

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 600,000,000 shares authorized
159,562,125 and 149,562,125 shares issued and outstanding, respectively	159,561	149,561
Additional paid-in capital	21,369,193	21,268,482
Accumulated (deficit)	(23,016,606)	(21,438,833)
Total Stockholders' Equity (Deficit)	(1,487,852)	(20,790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,507	$1,519,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation Condensed Consolidated Statement of Operations (unaudited) For the three and nine months ended October 31, 2014 and 2013
	For the three months ended October 31,		For the nine months ended October 31,

	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-

COSTS AND EXPENSES
Exploration expense	11,461	34,470	80,607	137,383
General and administrative	37,504	36,102	144,186	266,494
TOTAL OPERATING EXPENSES	48,965	70,572	224,793	403,877

LOSS FROM OPERATIONS	(48,965)	(70,572)	(224,793)	(403,877)

OTHER INCOME (EXPENSES)
Interest expense - related party	-	-	-	-
Interest expense	(34,872)	(34,872)	(103,478)	(103,477)
Interest expense - shareholder	(5,323)	(48,503)	(43,446)	(68,003)
Impairment of mineral interests	(1,400,000)	-	(1,400,000)	-
Relief of payables and other indebtedness	188,836	-	188,836	-
Other income	5,108	-	5,108	105
TOTAL OTHER INCOME (EXPENSES)	(1,246,251)	(83,375)	(1,352,980)	(171,375)

LOSS BEFORE TAXES	(1,295,216)	(153,947)	(1,577,773)	(575,252)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,295,216)	$(153,947)	$(1,577,773)	$(575,252)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	157,388,212	149,404,516	154,836,850	144,622,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclone Uranium Corporation Statements of Cash Flows (unaudited) For the nine months ended October 31, 2014
	For the nine months ended
	October 31, 2014	October 31, 2013

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,577,773)	$(575,252)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment of mineral interests	1,400,000	-
Relief of payables and other indebtedness	(188,836)	-
Stock based compensation	10,711	52,193
Non cash interest expense	-	33,286
Changes in assets and liabilities:
Prepaid and other current assets	80,607	15,536
Accounts payable and accrued expenses	110,893	109,055
Accounts payable and accrued expenses, related party	18,693	(8,030)
Accounts payable and accrued expenses - shareholders	43,446	40,492
Net cash used in operating activities	(102,259)	(332,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	100,000	170,000
Proceeds from notes payable	-	150,000
Net cash provided by financing activities	100,000	320,000

INCREASE DECREASE IN CASH	(2,259)	(12,720)

Cash, beginning of period	2,582	21,323
Cash, end of period	$323	$8,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLONE URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

NOTE 2 - Going Concern

The Company has an accumulated deficit of $23,016,606 and has a working capital deficit of $1,487,852 at October 31, 2014.  The Company has no current revenue producing operations and is in default on all of its outstanding debt.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - Notes Payable

Shareholders

In 2005, a shareholder advanced $30,000 to the Company for working capital purposes and to assist in identification of new mining properties.  This loan is due on demand and bore interest at 5% per annum through January 31, 2009, at which time the interest rate increased to 10% per annum.  During the years ended January 31, 2010 and 2009, the shareholder advanced an additional $50,000 and $80,000, respectively, under substantially identical terms. On August 31, 2011, the shareholder advanced a further $150,000 and added an additional $30,000 on October 27, 2011, for a loan total of $340,000 at January 31, 2012. The additional loans were drafted under identical terms of previous loans advanced to the Company. Payments of $180,000 were made on these loans during the year ended January 31, 2013.  As of October 31, 2014 principal and interest due are $160,000 and $126,189.

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and due upon maturity. The note and accrued interest was due and payable July 7, 2013. As of October 31, 2014, the Company had recorded $8,213 in accrued interest. In connection with the note payable, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 5, and the full expense was recorded as of the date of issuance.  As of October 31, 2014, the Company is in default on the note.  On October 31, 2014 the balance due, including interest is $44,536.  We are currently engaged in discussions with the lender to extend the note.

On August 30, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $150,000. The terms of the note include an interest rate of 30% per annum.  The note was due and payable 120 days from August 30, 2013.  In addition, the Note was secured by a pledge of certain shares of common stock owned by James Baughman, CEO of the Company.  In connection with the financing agreement, on August 30, 2013 the Company issued a warrant to purchase 5,000,000 shares of common stock, exercisable on or before August 30, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $119,698 using a Black Scholes option pricing model using inputs described in Note 5.  The proceeds from the note were allocated to notes payable and warrants based on the relative fair value of the debt and warrants.  The remaining amount of $66,573 was amortized and expensed over the life of the note which matured December 30, 2013.

On August 27, 2014, the Company entered into a Settlement Agreement and General Release document with the lender that releases the Company’s obligation to pay on this note in exchange for 400,000 common shares of WestMountain Gold, Inc. that had been pledged by James Baughman, which had been collateralized per the note.  The principal balance due of $150,000, accrued interest of $38,836 and legal expenses of $2,500, for a total of $191,336, was due on this obligation. The Company recorded an accrual and legal expense for the $2,500. The principal and interest was recorded as other income as a debt extinguishment. With the release of this obligation, the Company has $-0- balance due on the note.

Non-affiliated

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of October 31, 2014, the Company is in default on the note.  The default interest rate is 45%. As of October 31, 2014 the balance due, including interest, is $584,900. The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  The Company is currently engaged in settlement negotiations with lender for payment of the note.

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

		Weighted Average Exercise Price

	Number of Shares
Options

Outstanding at January 31, 2014	14,750,000	$0.12
Issued	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at October 31, 2014	14,750,000	$0.12
Exercisable at October 31, 2014	13,750,000	$0.13

The following table summarizes information about stock options at October 31, 2014:

	Weighted Average Number Outstanding			Weighted Average Number Exercisable	Weighted Average Exercise Price
Range of Prices			Weighted Average Exercise Price
		Contractual Life

$0.02	4,500,000	3.40 yrs	$0.02	3,500,000	$0.02
$0.05	2,000,000	1.55 yrs	$0.05	2,000,000	$0.05
$0.06	5,650,000	1.18 yrs	$0.06	3,150,000	$0.06
$0.08	500,000	0.22 yrs	$0.08	500,000	$0.08
$0.30	100,000	0.22 yrs	$0.30	100,000	$0.30
$0.60	2,000,000	1.35 yrs	$0.60	2,000,000	$0.60

		Weighted Average Exercise Price

	Number of Shares
Warrants

Outstanding at January 31, 2014	18,064,000	$0.08
Issued	10,000,000	$0.05
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at October 31, 2014	28,064,000	$0.07
Exercisable at October 31, 2014	28,064,000	$0.07

On October 31, 2014, the Company had the following outstanding warrants:

				Weighted Average Exercise Price
		Remaining Contractual Life	Exercise Price Times Number of Shares
Exercise Price	Number of Shares

$0.02	12,814,000	2.32 yrs	$256,280	$0.02
$0.05	11,000,000	4.25 yrs	$550,000	$0.05
$0.25	4,250,000	3.58 yrs	$1,000,000	$0.25
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

The options were revalued again using the Black-Scholes option pricing model for the quarter ended October 31, 2014 based on the following assumptions: expected life of the options of 3.50 years, expected volatility of 205.34%, risk-free interest rate of 1.62% and a stock price of $0.01 per share.  Based on these assumptions, the Company calculated that the value for the unvested options had decreased by $2,938 during the quarter which was recorded as a negative stock option expense in the quarter ended October 31, 2014.

NOTE 6 - Related Party Transactions

During 2011, Minex Exploration which is controlled by our Director Gregory Schifrin, provided services to New Fork related to maintaining our mining claims in Sweetwater County, Wyoming for $86,358. As of October 31, 2014, $51,359 was owed to Minex Exploration for these services.

NOTE 7 – Mineral Interests and Maintenance Fees

On September 2, 2014 the annual lease payments to the Bureau of Land Management were due for our federal mining claims covering about 10,000 acres of land in Arizona and Wyoming and account for substantially all of the assets in the Company.  We were unable to raise the capital required to make these payments to the BLM and as a result have lost all rights and interests in these claims. As of October 31, 2014, the Company recorded a loss of $1.4 million related to the mineral interests. For the three months ended October 31, 2014, the Company recorded an exploration expense of $11,461. All prepaid expenses related to maintenance fees are now at $-0- on the Balance Sheet.

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

Mineral Properties

Through several acquisitions, the Company evolved and has focused on building a portfolio of uranium mining claims in Wyoming, and Arizona, the most recent of which was the March 14, 2012 acquisition of New Fork.  New Fork's assets are comprised of 521 federal mining claims covering about 10,000 acres of BLM land.  These claims cover a large portion of the sinuous, uranium bearing roll-front that exists in this part of south-central Wyoming.  The Company’s existing Cyclone Rim claims cover a 28-mile extent of the western portion of this same roll-front trend.  This area of Sweetwater County is a historical uranium-mining district that is seeing a resurgence of development activity.  Until September 2, 2014 the Company held significant acreage on key uranium ground in the Red Desert.  The Company is currently in negotiations to replace the mineral properties that were lost.

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

On September 2, 2014 the annual lease payments to the Bureau of Land Management were due for our federal mining claims covering about 10,000 acres of land in Arizona and Wyoming and account for substantially all of the assets in the Company.  We were unable to raise the capital required to make these payments to the BLM and as a result have lost all rights and interests in these claims. As of October 31, 2014, the Company recorded a loss of $1.4 million related to the mineral interests.

Results of Operations

The following discussion involves the results of operations for the three and nine months ended October 31, 2014 and October 31, 2013.

The Company had no revenue from production during the three and nine months ended October 31, 2014 or 2013 as the Company had no properties in production.

Exploration expenses for the three months ended October 31, 2014 were $11,461 compared to $34,470 for the three months ended October 31, 2013.  For the nine months ended October 31, 2014 and October 31, 2013, the exploration expenses were $80,607 and $137,383, respectively. This decrease for the three and nine months are attributed to management’s decision to not renew certain claims that were deemed to be more speculative in the last year which weren’t adding to the Company’s strategy and then not being able to renew all of the Company’s claims in September 2014.

General and administrative expenses for the three months ended October 31, 2014 were $37,505 compared to $36,102 for the three months ended October 31, 2013.  For the nine months ended October 31, 2014 and 2013, general and administrative expenses were $144,186 and $266,494, respectively. This decrease for the three and nine month comparable periods are attributed primarily to a decrease in professional services in 2014.

Total other expenses for the three months ended October 31, 2014 were $661,351 compared to $83,375 for the three months ended October 31, 2013.  Total other expenses for the nine months ended October 31, 2014 and October 31, 2013 were $768,080 and $171,375, respectively. The increase in both comparable periods were due to the $1.4M write off of mineral interests and the forgiveness of indebtedness for a past due note payable. (See Footnotes 3 and 7)

For the three months ended October 31, 2014, the Company reported a net loss of $1,295,216 compared to a net loss of $153,947 for the three months ended October 31, 2013. For the nine months ended October 31, 2014, the Company reported a net loss of $1,577,773 compared to a net loss of $575,252 for the nine months ended October 31, 2013.

Liquidity and Financial Condition

The Company had unrestricted cash on hand at October 31, 2014, of $323 compared to $2,582 on January 31, 2014.  The Company also holds restricted cash of $35,184 relating to reclamation bonds covering the mineral properties acquired from Tournigan Energy.

Current liabilities amounted to $939,459 on October 31, 2014 compared to $1,540,163 on January 31, 2014. This decrease of $600,704 is associated with the forgiveness of debt that was recorded during the nine months ended October 31, 2014. Current assets amounted to $36,507 resulting in a working capital deficit of $902,952 at October 31, 2014.

Cash used in operating activities for the nine months ended October 31, 2014 was $102,259 compared to $332,720 for the nine months ended October 31, 2013.

Cash provided by financing activities for the nine months ended October 31, 2014 was $100,000 compared to $320,000 for the nine months ended October 31, 2013.

Because the Company was unable to make its annual lease payments on September 2, 2014 to the Bureau of Land Management, it recorded an impairment of its assets.  Other than nominal cash, the Company has no assets.  It is currently trying to raise additional capital and is exploring and evaluating additional assets to acquire.  The Company is currently in negotiations to replace the mineral assets that were lost.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the other updates are expected to have a material impact on the Company's consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended October 31, 2014 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

On January 7, 2013, the Company entered into an agreement with a shareholder in the form of a promissory note payable, in the amount of $35,000. The terms of the note include an interest rate of 15% that is accrued and paid at the time of maturity. The note and accrued interest are due and payable July 7, 2013. As of October 31, 2014, the Company recorded $8,213 in accrued interest. In connection with the note payable, the Company issued a Warrant to purchase 1,000,000 shares of common stock, exercisable on or before January 7, 2016 at $0.02 per share.  The fair value of the warrant at the date of grant was $25,417 using a Black Scholes option pricing model using inputs described in Note 5, and the full expense was recorded as of the date of issuance.  As of October 31, 2014, the Company was unable to repay the note, thus, the Company is in default on the note.  On October 31, 2014 the balance due, including interest is $43,213.  We are currently engaged in discussions with the lender with regard to negotiating an extension on the note.

On August 31, 2012 the Company entered into a $300,000 bridge loan financing arrangement with an unaffiliated accredited investor, the proceeds of which were used to pay maintenance fees to the Bureau of Land Management and general operating expenses of the Company.  The note payable bears interest at a rate of 15% per annum and was due and payable on or before October 30, 2012.  As of October 31, 2014, the Company is in default on the note.  The default interest rate is 45%. As of October 31, 2014 the balance due, including interest, is $584,900. The Note is secured by all of the property of the Company in addition to a pledge of certain shares of common stock owned by James Baughman, Maria Baughman, Purcell Group LLC and Publican Capital Corporation.  The Company is currently engaged in settlement negotiations with lender for payment of the note.

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

CYCLONE URANIUM CORPORATION

Date:	December 22, 2014	By:	/s/ James G. Baughman
James G. Baughman
President and Chief Executive Officer and acting Chief Financial Officer